Form 10-Q
period 2013-06-30
TETRAPHASE PHARMACEUTICALS INC
filed 2013-08-12
CIK 1373707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 1, 2013 there were 20,671,935 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

TETRAPHASE PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2013

		Page No.
PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2013 and 2012 and the period from July 7, 2006 (inception) through June 30, 2013	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 and the period from July 7, 2006 (inception) through June 30, 2013	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION		28

Item 1A.	Risk Factors	28

Item 6.	Exhibits	54

	Signatures	55

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Tetraphase Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$77,216	$9,079
Accounts receivable	2,912	2,452
Restricted cash	121	—
Prepaid expenses and other current assets	674	850

Total current assets	80,923	12,381
Property and equipment, net	185	235
Restricted cash	40	161
Other assets	20	1,295

Total assets	$81,168	$14,072

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,963	$2,018
Accrued expenses	3,235	2,303
Deferred revenue	—	699
Current portion of term loan payable	5,682	3,641

Total current liabilities	10,880	8,661
Preferred stock warrant liability	—	610
Accrued final interest payment on term loan	233	128
Term loan	7,478	7,881
Commitments and contingencies
Convertible preferred stock, par value $0.001 per share: no shares and 259,044,157 shares authorized at June 30, 2013 and December 31, 2012, respectively; no shares and 256,024,993 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	79,841
Stockholders’ equity (deficit):
Preferred stock, par value $0.001 per share; 5,000,000 shares and no shares authorized at June 30, 2013 at December 31, 2012, respectively; no shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, par value $0.001 per share; 125,000,000 and 317,789,510 shares authorized at June 30, 2013 and December 31, 2012, respectively; 20,671,935 and 325,243 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	21	—
Additional paid-in capital	160,858	7,036
Deficit accumulated during the development stage	(98,302)	(90,085)

Total stockholders’ equity (deficit)	62,577	(83,049)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$81,168	$14,072

See accompanying notes to condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from July 7, 2006 (Inception) to June 30,
	2013	2012	2013	2012	2013
Revenues	$3,722	$1,316	$6,422	$1,823	$14,207

Operating expenses
Research and development	6,924	4,261	11,022	8,262	86,129
General and administrative	1,756	1,002	2,981	1,963	20,284

Total operating expenses	8,680	5,263	14,003	10,225	106,413

Loss from operations	(4,958)	(3,947)	(7,581)	(8,402)	(92,206)

Other income (expense)
Interest income	2	—	2	—	610
Interest expense	(470)	(216)	(901)	(450)	(2,339)
Other (expense) income	—	(105)	263	(105)	(4,367)

Other expense, net	(468)	(321)	(636)	(555)	(6,096)

Net loss	$(5,426)	$(4,268)	$(8,217)	$(8,957)	$(98,302)

Net loss per share applicable to common stockholders-basic and diluted	$(0.26)	$(13.42)	$(0.73)	$(28.60)	$(96.85)

Weighted-average number of common shares used in net loss per share applicable to common stockholders-basic and diluted	20,575	318	11,263	313	1,015

Comprehensive loss	$(5,426)	$(4,268)	$(8,217)	$(8,957)	$(98,302)

See accompanying notes to condensed consolidated financial statements

Tetraphase Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,		The Period from July 7, 2006 (inception) to June 30,
	2013	2012	2013
Operating activities
Net loss	$(8,217)	$(8,957)	$(98,302)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	72	206	2,451
Amortization of deferred financing costs and debt discount	177	67	476
Accretion of final interest payment on term loans	105	—	233
Fair value adjustment of warrants and investor right obligation	(263)	105	5,099
Stock-based compensation expense	335	222	1,881
Loss from disposal of property and equipment	—	—	5
Changes in operating assets and liabilities:
Restricted cash	—	—	(161)
Accounts receivable	(460)	(844)	(2,912)
Prepaid expenses and other current assets	176	196	(643)
Accounts payable	392	204	1,964
Accrued expenses	1,135	(1,662)	3,235
Deferred revenue	(699)	—	—

Net cash used in operating activities	(7,247)	(10,463)	(86,674)
Investing activities
Purchases of property and equipment	(22)	(10)	(2,641)

Net cash used in investing activities	(22)	(10)	(2,641)
Financing activities
Proceeds from sale of common stock, net of issuance costs	73,805	—	73,194
Proceeds from sale of convertible preferred stock, net of issuance costs	—	—	79,841
Deferred financing fees	—	—	(275)
Proceeds from issuance of term loan payable	3,000	—	18,750
Repayment of term loan payable	(1,409)	(857)	(5,156)
Proceeds from sale of restricted common stock and common stock to founders	—	—	20
Proceeds from exercise of stock options	10	20	157

Net cash provided by (used in) financing activities	75,406	(837)	166,531

Net increase (decrease) in cash and cash equivalents	$68,137	$(11,310)	$77,216
Cash and cash equivalents at beginning of period	9,079	22,454	—

Cash and cash equivalents at end of period	$77,216	$11,144	$77,216

Supplemental cash flow and noncash financing activities
Cash paid for interest	$561	$355	$1,573

Fair value of warrants issued in connection with issuance of term loan	$115	$—	$684

Reclassification of investors rights/liability to stockholders’ equity	$—	$—	$5,321

Conversion of convertible preferred stock into common stock	$79,832	$—	$79,832

Reclassification of warrant liability to additional paid-in-capital	$462	$—	$462

Reclassification of deferred financing costs to additional paid-in-capital	$1,261	$—	$1,261

See accompanying notes to condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

(A Development Stage Company)

June 30, 2013

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Organization and Operations

Tetraphase Pharmaceuticals, Inc. (the “Company”), is a clinical stage biopharmaceutical company that was incorporated in Delaware on July 7, 2006 and has a principal place of business in Watertown, Massachusetts, using its proprietary chemistry technology to create novel antibiotics for serious and life-threatening multi-drug resistant infections. The Company’s lead product candidate, eravacycline, is a fully synthetic tetracycline derivative that the Company is developing as a broad-spectrum intravenous and oral antibiotic for use as a first-line monotherapy for the treatment of multi-drug resistant infections, including multi-drug Gram-negative infections. The Company completed a successful Phase 2 clinical trial of eravacycline with intravenous administration for the treatment of patients with complicated intra-abdominal infections, or cIAI, in 2012. The Company plans to conduct two global Phase 3 clinical trials of eravacycline, one for the treatment of cIAI, which it expects to commence in the third quarter of 2013, and one for the treatment of complicated urinary tract infections, or cUTI, which it expects to commence in the fourth quarter of 2013. The Company is currently finalizing its plans for the Phase 3 trial of eravacycline for cUTI. The Company is also conducting a Phase 1 clinical program evaluating the pharmacokinetics and safety of oral formulations of eravacycline which it expects to complete in the second half of 2013. Subject to obtaining additional financing, the Company intends to pursue development of eravacycline for the treatment of additional indications, including acute bacterial skin and skin structure infections, or ABSSSI, acute bacterial pneumonias and other serious and life-threatening infections. The Company is also pursuing the discovery and development of additional antibiotics to target unmet medical needs.

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

As of June 30, 2013, the Company has incurred losses since inception of $98.3 million. The Company expects to continue to incur losses and require additional financial resources to advance its products to either commercial stage or liquidity events.

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

Liquidity

In May 2011, the Company executed a Loan and Security Agreement (“Term Loan”) with two financial institutions, Silicon Valley Bank and Oxford Finance, which provided for up to $8.0 million in funding, to be made available in two tranches. The Company borrowed the first $1.5 million in May 2011 and the second tranche for the remaining $6.5 million in

December 2011. On December 20, 2012, the Company amended the Term Loan to provide for up to an additional $9.2 million in funding, to be made available in two tranches (“2012 Term Loan”). The Company borrowed the first $6.2 million under the 2012 Term Loan on December 20, 2012. The Company borrowed the second tranche of $3.0 million on February 28, 2013.

In October 2011, the National Institutes of Health’s (“NIH”) National Institute of Allergy and Infectious Diseases (“NIAID”) division awarded a contract of up to $35.8 million over a five-year term for the development of TP-271, a preclinical compound, for respiratory disease caused by bacterial biothreat pathogens (“NIAID Contract”) (Note 3). The Company is collaborating with CUBRC Inc., or CUBRC, an independent, not for profit, research corporation that specializes in U.S. government based contracts, on this NIAID Contract and has entered into a subcontract with CUBRC which could potentially provide funding to the Company of up to approximately $13.3 million over the five year term, including committed funding of $7.5 million from the initial contract date through September 30, 2016, of which $3.4 million had been received by the Company through June 30, 2013. In addition during 2011, the Company was a subawardee under a separate grant from the NIAID (“NIAID Grant”) (Note 3).

In February 2012 the Biomedical Advanced Research and Development Authority (“BARDA”), an agency of the U.S. Department of Health and Human Services, awarded a contract of up to $67.0 million for the development of eravacycline as a potential countermeasure for the treatment of disease caused by bacterial biothreat pathogens (“BARDA Contract”). The Company is also collaborating with CUBRC on the BARDA Contract and has entered into a subcontract with CUBRC which could potentially provide funding to the Company of up to approximately $39.8 million including committed funding of $15.6 million from the initial contract date through April 30, 2015, of which $7.5 million had been received by the Company through June 30, 2013 (Note 3).

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

The Company believes that its cash resources of approximately $77.2 million at June 30, 2013 will be sufficient to allow the Company to fund its current operating plan and continue as a going concern through at least the first quarter of 2015. The Company will be required to obtain additional funding in order to continue to fund its operations after the first quarter of 2015. There can be no assurances, however, that the current operating plan will be achieved in the timeframe anticipated by the Company, that its cash resources will fund the Company’s operating plan for the period anticipated by the Company or that additional funding will be available on terms acceptable to the Company, or at all.

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2012 contained in the Company’s prospectus filed with the SEC on March 20, 2013 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2013 and the results of operations and comprehensive loss for the three and six months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012. Interim operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for future interim periods or for the fiscal year ending December 31, 2013.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents at June 30, 2013 and December 31, 2012 consisted of cash and money market funds.

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

Financial instruments measured at fair value as of June 30, 2013 and December 31, 2012 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance	Level 1	Level 2	Level 3

June 30, 2013
Cash	$5,216	$5,216	$—	$—
Money market funds, included in cash equivalents	$72,000	$72,000	$—	$—

December 31, 2012
Cash	$5,854	$5,854	$—	$—
Money market funds, included in cash equivalents	$3,225	$3,225	$—	$—
Preferred stock warrant liability (Note 5)	$(610)	$—	$—	$(610)

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

The fair value of the preferred stock warrant liability as of December 31, 2012 and March 25, 2013 was determined based on “Level 3” inputs utilizing the Black-Scholes option pricing model (Note 5). On March 25, 2013, upon completion of the IPO, the warrants to purchase preferred stock converted into warrants to purchase common stock and the Company reclassified the fair value of the warrants as of March 25, 2013 to additional paid-in capital. The following table presents activity in the preferred stock warrant liability during the six months ended June 30, 2013.

Balance
Fair value at December 31, 2012	$610
Value of warrants issued in 2013	115
Decrease in fair value recognized in net loss	(263)
Reclassification of fair value to additional paid-in capital	(462)

Fair value at June 30, 2013	$—

Accounts Receivable

Accounts receivable at June 30, 2013 and December 31, 2012 represent amounts due from CUBRC under the Company’s subcontracts under the NIAID Contract and the BARDA Contract and under the Company’s subaward under the NIAID Grant. The Company’s practice is to bill the prime contractor amounts for which the Company has been invoiced by third parties in the case of contract research or subcontractor costs or for internal costs incurred. Expenses directly associated with the Company’s NIAID and BARDA Contracts and NIAID Grant that have been accrued at the end of the reporting period are not billed to the prime contractor until third party invoices have been received or until internal costs have been paid. Unbilled accounts receivable was approximately $1.7 million and $1.1 million at June 30, 2013 and December 31, 2012, respectively.

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

Restricted Cash

At each of June 30, 2013 and December 31, 2012, the Company had $161,000 in restricted cash deposits with a bank of which $121,000 is collateral for a letter of credit issued to the landlord of the Company’s leased facility. Should the Company default on its rental obligations, $121,000 will be payable to the lessor of the leased facility. In addition, the Company has $40,000 in restricted cash to secure the Company’s corporate credit card issued through the same bank.

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

Revenue under the Company’s subcontract with respect to the BARDA Contract is earned under a cost-reimbursable contract in which the Company is reimbursed for direct costs incurred plus allowable indirect costs. Billings under the Company’s subcontract under the BARDA Contract are based on approved provisional indirect billing rates, which permit recovery of fringe benefits and allowable general and administrative expenses. For the three months ended June 30, 2013 and 2012, the Company recognized revenue of $3.1 million and $0.9 million, respectively, from the Company’s subcontract under the BARDA Contract. For the six months ended June 30, 2013 and 2012, and the period from July 7, 2006 (inception) to June 30, 2013, the Company recognized revenue of $5.0 million, $1.0 million and $9.8 million, respectively, from the Company’s subcontract under the BARDA Contract.

Revenue under the Company’s subcontract with respect to the NIAID Contract is earned under a cost-plus-fixed-fee contract in which the Company is reimbursed for direct costs incurred plus allowable indirect costs and a fixed-fee earned. Billings under the Company’s subcontract under the NIAID Contract are based on approved provisional indirect billing rates, which permit recovery of fringe benefits, allowable overhead and general and administrative expenses and a fixed fee. For the three months ended June 30, 2013 and 2012, the Company recognized revenue of $0.5 million and $0.4 million, respectively, from the Company’s subcontract under the NIAID Contract. For the six months ended June 30, 2013 and 2012 and the period from July 7, 2006 (inception) to June 30, 2013, the Company recognized revenue of $1.2 million, $0.7 million and $3.9 million, respectively, from the Company’s subcontract under the NIAID Contract.

Revenue under the Company’s subaward with respect to the NIAID Grant is earned under a cost-reimbursable contract in which the Company is reimbursed for direct costs incurred plus allowable indirect costs. Billings under the Company’s subaward under the NIAID Grant are based on approved provisional indirect billing rates, which permit recovery of fringe benefits and allowable general and administrative expenses. During the three months ended June 30, 2013 and 2012, the Company recognized revenue of $78,000 and $43,000, respectively, from the Company’s subaward under the NIAID Grant. During the six months ended June 30, 2013 and 2012 and the period from July 7, 2006 (inception) to June 30, 2013, the Company recognized revenue of $231,000, $98,000 and $506,000, respectively, from the Company’s subaward under the NIAID Grant.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this ASU did not have an impact on the Company’s condensed consolidated financial statements.

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

Effective as of the completion of the IPO, all of the Company’s preferred stock was converted to common stock at a 1-for-29 ratio as a result of the Reverse Split. For purposes of calculating net loss per common share for the three and six months ended June 30, 2013 and the period from July 7, 2006 (inception) to June 30, 2013, the preferred stock that converted to common stock was included in the net loss per common share calculation on a post-conversion basis as of March 25, 2013, the effective date of conversion, and the corresponding converted shares were included on a pro-rata basis for each applicable reporting period. As a result, the weighted-average common shares outstanding during the three and six months ended June 30, 2013 and the period from July 7, 2006 (inception) to June 30, 2013, was 20.6 million, 11.3 million and 1.0 million, respectively, as compared to 20.7 million shares outstanding as of June 30, 2013.

The amounts in the table below were excluded from the calculation of diluted weighted-average shares outstanding, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	June 30,		The Period from July 7, 2006 (inception) to June 30, 2013
	2013	2012
Preferred stock	—	8,828,438	—
Warrants	104,107	54,751	104,107
Outstanding stock options	2,686,892	1,446,491	2,686,892

(3) Significant Agreements and Contracts

License Agreement

In August 2006, the Company entered into a license agreement for certain intellectual property with Harvard University (the “University”). The agreement required the Company to pay a nonrefundable license fee of $250,000 and certain accrued patent expenses of approximately $61,000, and to issue 31,379 shares of common stock to the University upon the closing of a successful financing. Such consideration, which totaled $312,000, was recorded in research and development expenses in 2006.

The Company is obligated to make certain payments totaling up to, approximately $15.1 million upon achievement of certain development and regulatory milestones and royalties on net sales of products covered by the agreement. The Company made no payments to the University during the three and six months ended June 30, 2013 and June 30, 2012. The Company has made a total of $1.7 million in upfront and milestone payments to the University since inception.

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

Although the BARDA Contract, and the Company’s subcontract with CUBRC under the BARDA Contract, have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. As of June 30, 2013, committed funding from CUBRC under the Company’s BARDA subcontract has increased by $9.3 million from $6.3 million during the original twelve-month base period ended January 31, 2013 to $15.6 million through the current contract end date, which has been extended to April 30, 2015 as a result of the exercise of several options by BARDA under the BARDA Contract. Total funds of $7.5 million have been received by the Company through June 30, 2013 under this contract.

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

Although the NIAID Contract, the NIAID Grant and the Company’s subcontract with CUBRC under the NIAID Contract have terms of five years, and the Company’s subaward under the NIAID Grant has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond September 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to the Company. As of June 30, 2013, committed funding from CUBRC under the Company’s subcontract with respect to the NIAID Contract has increased by $1.6 million from $5.9 million during the original 25-month base period ended October 31, 2013 to $7.5 million through the current contract end date which has been extended to September 30, 2016. Total funds of $3.4 million had been received through June 30, 2013. Committed funding from CUBRC under the Company’s subaward with respect to the NIAID Grant increased by $0.1 million during the three months ending June 30, 2013 from $0.6 million to $0.7 million through the current contract end date, which was extended from May 31, 2013 to May 31, 2016. Total funds of $0.4 million had been received through June 30, 2013.

(4) Accrued Expenses

Accrued expenses at June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Clinical	$1,231	$470
Salaries and benefits	875	963
Manufacturing	616	210
Professional fees	225	320
Other	288	340

Total	$3,235	$2,303

(5) Long-Term Debt

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

In December 2012, the Company amended the Term Loan to provide for up to an additional $9.2 million in funding, to be made available in two tranches (“2012 Term Loan”). The Company borrowed the first $6.2 million under the 2012 Term Loan in December 2012 (“2012 Term A Loan”) and borrowed the remaining $3.0 million in February 2013 (“2012 Term B Loan”). Both the 2012 Term Loan A and the 2012 Term B Loan bear interest at 9% per annum.

The Company is only required to pay interest (and not principal) for the first six months of each tranche of the 2012 Term Loan. Each tranche of the 2012 Term Loan is to be repaid in 33 equal monthly payments of principal, plus accrued interest, after the interest only period. An additional payment of 2.90% of the original principal amount of each tranche will be due at the same time as the last loan payment for the tranche. The 2012 Term A Loan matures on March 1, 2016. In connection with the funding of the 2012 Term A Loan, the Company issued to the lenders 10-year warrants to purchase an aggregate of 964,605 shares of Series C Preferred Stock with an exercise price of $0.2571 per share. The 2012 Term B Loan matures on May 1, 2016. In connection with the funding of the 2012 Term B Loan, in February 2013, the warrant the Company issued to Silicon Valley Bank automatically became exercisable for an additional 233,372 shares of Series C Preferred Stock. In addition, the Company issued to Oxford Finance a 10-year warrant to purchase an additional 233,372 shares of Series C Preferred Stock with an exercise price of $0.2571 per share. The Company initially valued the warrants issued in 2013 at $115,000 using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.89%, dividend yield of zero, expected volatility rate of 59% and an expected life of ten years. The Company is expensing this value of the warrant as additional interest over the term of the loan. The warrant was classified as a liability in accordance with Accounting Standards Codification (“ASC”) 480 and was subject to remeasurement at each balance sheet date and changes to the fair value were recognized as a component of other income (expense) in the statement of operations and comprehensive loss.

Upon completion of the IPO, the warrants related to the Term Loan became exercisable for 53,648 shares of the Company’s common stock at an exercise price of $7.46 per share, the warrants related to the 2012 Term A Loan became exercisable for 33,262 shares of the Company’s common stock at an exercise price of $7.46 per share and the warrants related to the 2012 Term B Loan became exercisable for 16,094 shares of the Company’s common stock at an exercise price of $7.46 per share. On the date of the conversion of the warrants, the Company revalued the outstanding warrants using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 0.67% to 1.84%, dividend yield of zero, expected volatility rate of 59%, expected term of 5 to 10 years and stock price of $7.00. The fair value of the warrants at March 25, 2013 was $462,000. The Company recorded other income of $263,000 in the statement of operations and comprehensive loss during the three and six months ended June 30, 2013 equal to the change in fair value of the warrants from December 31, 2012 to March 25, 2013. The Company reclassified the fair value of the warrants at March 25, 2013, of $462,000, to additional paid-in capital.

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

Future principal payments on the Term Loan and the 2012 Term Loan are as follows (amounts in thousands):

Years Ending December 31:
2013 (6 months remaining)	$2,823
2014	6,126
2015	3,513
2016	1,132

Total term loan principal payments	13,594
Current term loan payable	5,949
Less debt discount and issuance costs	(267)

Current term loan payable (net)	5,682
Term loan payable, less current portion	7,645
Less debt discount and issuance costs	(167)

Term loan payable, net	$7,478

(6) Stockholders’ Equity (Deficit)

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

On April 12, 2013, the Company completed the sale of an additional 797,792 shares of Common Stock under the underwriters’ option in the IPO at a price to the public of $7.00 per share, resulting in net proceeds to the Company of $5.2 million after deducting underwriting discounts and commissions.

(7) Stock-based Compensation

In August 2006, the Company adopted the Tetraphase Pharmaceuticals, Inc. Stock Incentive Plan (the “2006 Plan”) under which it may grant incentive stock options, nonqualified stock options, restricted stock, and stock grants to purchase up to 1,128,183 shares of Common Stock. In May 2010, the Company amended the plan to increase the number of shares of Common Stock issuable under the 2006 Plan to 1,853,288. The options expire ten years after the grant date. As of June 30, 2013, no shares were available for future issuance under the 2006 Plan.

In February 2013, the Company’s board of directors and stockholders approved, effective upon the closing of the IPO, the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards for the purchase of that number of shares of Common Stock equal to the sum of (i) 1,688,777 shares of Common Stock, (ii) 258,265 shares of Common Stock that were reserved for issuance under the 2006 Plan that remained available for issuance under the 2006 Plan upon the closing of the IPO, (iii) any shares of Common Stock subject to awards under the 2006 Plan which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company without having been fully exercised or resulting in any Common Stock being issued. In addition, the number of shares of Common Stock that may be issued under the 2013 Plan is subject to automatic annual increases, to be added on January 1 of each year from January 1, 2014 through and including January 1, 2023, equal to the lowest of the number of shares that is the lesser of (a) 3,000,000, (b) 4% of the then outstanding shares of Common Stock or (c) an amount determined by the Company’s board of directors. As of June 30, 2013, 696,102 shares were available for future issuance under the 2013 Plan.

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

The following table summarizes stock option activity at June 30, 2013 and changes during the six months then ended is presented in the table and narrative below (in thousands except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	1,442,810	$1.67	7.43	$10,569
Granted	1,250,940	7.87
Exercised	(6,176)	1.58
Forfeited	—
Canceled	(686)	0.87

Options outstanding at June 30, 2013	2,686,888	$4.55	8.30	$7,703

Options vested or expected to vest at June 30, 2013 (1)	2,628,763	$4.52	8.28	$7,615

Options exercisable at June 30, 2013	1,081,022	$1.61	6.61	$5,865

(1)	This represents the number of vested stock options as of June 30, 2013, plus the number of unvested stock options that the Company estimated as of June 30, 2013 would vest, based on the unvested stock options at June 30, 2013, as adjusted for the estimated forfeiture rate of 2%.

Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for stock options granted during the periods presented was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		The Period from July 7, 2006 (inception) to June 30, 2013
	2013	2012	2013	2012
Research and development	$140	$121	$152	$160	$1,148
General and administrative	140	32	183	62	733

Total	$280	$153	$335	$222	$1,881

As of June 30, 2013, approximately $5.6 million of total unrecognized stock-based compensation expense related to unvested stock options is expected to be recognized over a weighted-average period of 3.7 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2012, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our prospectus filed with the United States Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4) on March 20, 2013, which we refer to as the Prospectus. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are subject to risks and uncertainties, including those set forth in Part II — Other Information, Item 1A. Risk Factors below and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are a clinical stage biopharmaceutical company using our proprietary chemistry technology to create novel antibiotics for serious and life-threatening multi-drug resistant infections. Our lead product candidate, eravacycline, is a fully synthetic tetracycline derivative that we are developing as a broad-spectrum intravenous and oral antibiotic for use as a first-line empiric monotherapy for the treatment of multi-drug resistant infections, including multi-drug Gram-negative infections. We have completed a successful Phase 2 clinical trial of eravacycline with intravenous administration for the treatment of patients with complicated intra-abdominal infections, or cIAI, in 2012. We plan to conduct two global Phase 3 clinical trials of eravacycline, one for the treatment of cIAI, which we expect to commence in the third quarter of 2013, and one for the treatment of complicated urinary tract infections, or cUTI, which we expect to commence in the fourth quarter of 2013. We are currently finalizing our plans for the Phase 3 program for eravacycline. We are also conducting a Phase 1 clinical program evaluating the pharmacokinetics and safety of oral formulations of eravacycline which we expect to complete in the second half of 2013. Subject to obtaining additional financing, we intend to pursue development of eravacycline for the treatment of additional indications, including acute bacterial skin and skin structure infections, or ABSSSI, acute bacterial pneumonias and other serious and life-threatening infections. We are also pursuing the discovery and development of additional antibiotics to target unmet medical needs.

We commenced business operations in July 2006. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary chemistry technology, identifying potential product candidates and undertaking preclinical studies and clinical trials of our product candidates. To date, we have not generated any product revenue and have primarily financed our operations through the public offering and private placement of our equity securities, debt financings and revenue from government awards. As of June 30, 2013, we had received an aggregate of $171.8 million in net proceeds from the issuance of equity securities and borrowings under debt facilities and an aggregate of $11.3 million from government grants and contracts. As of June 30, 2013, our principal source of liquidity was cash and cash equivalents, which totaled $77.2 million.

As of June 30, 2013, we had a deficit accumulated during the development stage of $98.3 million. Our net losses were $5.4 million and $8.2 million for the three and six months ended June 30, 2013, respectively. Our net losses were $4.3 million and $9.0 million for the three and six months ended June 30, 2012, respectively. We expect that our expenses will increase substantially as we commence our Phase 3 clinical trials of eravacycline for the treatment of patients with cIAI and cUTI, respectively, pursue development of an oral formulation of eravacycline, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, including ABSSSI, acute bacterial pneumonias and other serious and life-threatening infections, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. If we obtain marketing approval of eravacycline, we also expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Furthermore, we expect to incur additional costs associated with operating as a public company and expect that our general and administrative costs will increase as we grow and operate as a public company. We will need to generate significant revenue to achieve profitability, and we may never do so.

We believe that our available funds will be sufficient to enable us to obtain top-line data from both of our planned Phase 3 clinical trials of eravacycline. We expect that these funds will not, however, be sufficient to enable us to seek marketing approval for eravacycline or commercially launch eravacycline. It is also possible that we will not achieve the progress that we expect with respect to eravacycline because the actual costs and timing of clinical development activities are difficult to predict and are subject to substantial risks and delays. In particular, we have not yet finalized our plans for our Phase 3 clinical trial of eravacycline for the treatment of cUTI. We will be required to obtain further funding through public or private equity offerings, debt financings, collaboration and licensing arrangements or other sources in order to continue to fund our operations after the first quarter of 2015. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

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

Although the BARDA Contract, and our subcontract with CUBRC under the BARDA Contract, have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. As of June 30, 2013, committed funding from CUBRC under the BARDA subcontract has increased by $9.3 million from $6.3 million during the original twelve-month base period ended January 31, 2013 to $15.6 million through the current contract end date, which has been extended to April 30, 2015 as a result of the exercise of several options by BARDA under the BARDA Contract. Total funds of $7.5 million had been received through June 30, 2013 under this contract.

Similarly, although the NIAID Contract, the NIAID Grant and our subcontract with CUBRC under the NIAID Contract have terms of five years, and our subaward under the NIAID Grant has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond the original 25-month base period ended September 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. As of June 30, 2013, committed funding from CUBRC under our subcontract with respect to the NIAID Contract has increased by $1.6 million from $5.9 million during the original 25-month base period ended October 31, 2013 to $7.5 million through the current contract end date, which has been extended to September 30, 2016. Total funds of $3.4 million had been received through June 30, 2013. Committed funding from CUBRC under our subaward with respect to the NIAID Grant increased by $0.1 million during the three months ended June 30, 2013 from $0.6 million to $0.7 million through the current contract end date, which has been extended from May 31, 2013 to May 31, 2016. Total funds of $0.4 million had been received through June 30, 2013.

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

The following table identifies research and development expenses on a program-specific basis for our product candidates for the three and six months ended June 30, 2013, and 2012. Expenses related to facilities, consulting, travel, conferences, stock-based compensation and depreciation are not allocated to a program and are separately classified as other research and development expenses in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,		The Period from July 7, 2006 (inception) to June 30, 2013
	2013	2012	2013	2012
	(in thousands)
Eravacycline	$2,790	$2,399	$3,781	$4,411	$34,506
BARDA Contract	3,001	544	4,721	626	9,000
NIAID Contract and NIAID Grant	568	393	1,391	794	4,101
Other development programs	262	337	394	646	20,842
Other research and development	303	588	735	1,785	17,680

Total research and development expenses	$6,924	$4,261	$11,022	$8,262	$86,129

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

As of June 30, 2013, we had incurred an aggregate of $34.5 million in research and development expenses related to the development of eravacycline. We expect that our research and development expenses will increase as we plan for and commence our two planned Phase 3 clinical trials of eravacycline, one for the treatment of cIAI, which we expect to commence in the third quarter of 2013, and one for the treatment of cUTI, which we expect to commence in the fourth quarter of 2013. We expect that our Phase 3 clinical trial for the treatment of cIAI will be a global, multi-center, randomized, double-blind trial to evaluate the efficacy and safety of eravacycline compared to ertapenem and that we will enroll 536 patients in the trial. We are currently finalizing our plans for our Phase 3 clinical trial of eravacycline for cUTI. Subject to finalizing our plans for the cUTI clinical trial, we expect that the total external costs of the Phase 3 clinical trials of eravacycline will be approximately $50.0 million, including approximately $11.8 million in 2013, exclusive of the $2.0 million milestone payment described below that would become due to Harvard University upon dosing of the first patient in the first of these Phase 3 clinical trials.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs such as stock-based compensation and travel expenses for personnel in executive, finance, business development, and human resource functions. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, patent filing fees, and professional fees for legal, consulting, auditing and tax services.

We anticipate that our general and administrative expenses will increase for, among others, the following reasons:

•	support of the anticipated expansion of our research and development activities as we continue the development of our product candidates;

•

increases in payroll, expansion of infrastructure and higher consulting, legal, accounting and investor relations costs, and directors and officers insurance premiums, all associated with being a public company; and

•

if and when we believe a regulatory approval of our first product candidate appears likely, anticipated increases in our payroll and expense as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents. The primary objective of our investment policy is capital preservation.

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

Other Income (Expense)

Other income (expense) consists of fair value adjustments on warrants for the purchase of our preferred stock, which was recorded during the three months ended March 31, 2013. We do not anticipate that we will recognize any further amounts with respect to these fair value adjustments as a result of the conversion of all outstanding warrants to purchase our preferred stock into warrants to purchase our common stock in connection with the completion of our initial public offering, or the IPO.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes to our critical accounting policies since the beginning of this fiscal year. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Prospectus, which was filed with the SEC on March 20, 2013 pursuant to Rule 424(b) under the Exchange Act.

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and 2012

The following table summarizes the results of our operations for each of the three months ended June 30, 2013 and 2012, together with the changes in those items in dollars and as a percentage:

	Three Months Ended June 30,		Increase/ (decrease)%
	2013	2012
	(in thousands)
Revenues	$3,722	$1,316	$2,406	183%
Operating expenses:
Research and development	6,924	4,261	2,663	62%
General and administrative	1,756	1,002	754	75%

Total operating expenses	8,680	5,263	3,417	65%

Loss from operations	(4,958)	(3,947)	(1,011)	26%
Interest income	2	—	2	100%
Interest expense	(470)	(216)	(254)	118%
Other expense	—	(105)	105	(100)%

Net loss	$(5,426)	$(4,268)	$(1,158)	27%

The following table sets forth our contract and grant revenue for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Increase/ (decrease)%
Revenue	2013	2012
	(in thousands)
BARDA	$3,122	$895	$2,227	249%
NIAID Contract	522	378	144	38%
NIAID Grant	78	43	35	81%

	$3,722	$1,316	$2,406	183%

Contract and grant revenue was $3.7 million for the three months ended June 30, 2013 compared to $1.3 million for the three months ended June 30, 2012, an increase of $2.4 million, or 183%. This increase was primarily due to an increase in the activities under our subcontract with respect to the BARDA Contract related to various clinical studies conducted during the quarter ended June 30, 2013, as well as an increase in activities under our subcontract with respect to the NIAID Contract and our subaward with respect to the NIAID Grant.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2013 were $6.9 million compared to $4.3 million for the three months ended June 30, 2012, an increase of approximately $2.7 million or 62%. This increase was primarily due to an increase of $2.6 million in expenses related to activities having increased under our subcontracts with CUBRC with respect to the BARDA Contract and the NIAID Contract and our subaward with respect to the NIAID Grant; an increase of $1.3 million in clinical costs associated with the preparation for our Phase 3 clinical trials of eravacycline; and an increase of $0.5 million in clinical and drug manufacturing costs associated with our ongoing Phase 1 clinical program for the oral formulation of eravacycline. These increases were partially offset by a decrease in clinical and drug manufacturing costs of $1.8 million attributable to the completion of our Phase 2 clinical trial of eravacycline in the first half of 2012.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2013 were $1.8 million compared to $1.0 million for the three months ended June 30, 2012, an increase of approximately $0.8 million or 75%. This increase was primarily due to an increase of $0.5 million in audit, legal, insurance and consulting costs primarily due to being a public company; and an increase in personnel-related costs of $0.3 million mainly to support our increased activities related to the NIAID Contract, the BARDA Contract and the NIAID Grant.

Interest Income

Interest income for the three months ended June 30, 2013 and June 30, 2012 was immaterial.

Interest Expense

Interest expense for the three months ended June 30, 2013 was $0.5 million compared to $0.2 million for the three months ended June 30, 2012, an increase of approximately $0.3 million or 118%. The increase in interest expense was primarily attributable to an increase in debt under the term loan facility with Silicon Valley Bank and Oxford Finance associated with our borrowings in December 2012 and February 2013.

Other Income (Expense)

Other expense for the three months ended June 30, 2012 was $0.1 million, with no expense for the comparable period in 2013. Other expense during the three months ended June 30, 2012 consisted of fair value adjustments on warrants for the purchase of our preferred stock. We do not anticipate that we will recognize any further amounts with respect to these fair value adjustments as a result of the conversion of all outstanding warrants to purchase our preferred stock into warrants to purchase our common stock in connection with the completion of our IPO.

Comparison of the Six Months Ended June 30, 2013 and 2012

The following table summarizes the results of our operations for each of the six months ended June 30, 2013 and 2012, together with the changes in those items in dollars and as a percentage:

	Six Months Ended June 30,		Increase/ (decrease)%
	2013	2012
	(in thousands)
Revenues	$6,422	$1,823	$4,599	252%
Operating expenses:
Research and development	11,022	8,262	2,760	33%
General and administrative	2,981	1,963	1,018	52%

Total operating expenses	14,003	10,225	3,778	37%

Loss from operations	(7,581)	(8,402)	821	(10)%
Interest income	2	—	2	100%
Interest expense	(901)	(450)	(451)	100%
Other income (expense)	263	(105)	368	(350)%

Net loss	$(8,217)	$(8,957)	$740	(8)%

The following table sets forth our contract and grant revenue for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,		Increase/ (decrease)%
Revenue	2013	2012
	(in thousands)
BARDA	$4,955	$979	$3,976	406%
NIAID Contract	1,236	746	490	66%
NIAID Grant	231	98	133	136%

	$6,422	$1,823	$4,599	252%

Contract and grant revenue was $6.4 million for the six months ended June 30, 2013 compared to $1.8 million for the six months ended June 30, 2012, an increase of $4.6 million, or 252%. This increase was primarily due to revenue associated with an increase in the activities under our subcontract with respect to the BARDA Contract, as well as an increase in activities under our subcontract with respect to the NIAID Contract and our subaward with respect to the NIAID Grant.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2013 were $11.0 million compared to $8.3 million for the six months ended June 30, 2012, an increase of approximately $2.8 million or 33%. This increase was primarily due to an increase of $4.7 million in expenses related to activities under our subcontracts with CUBRC with respect to the BARDA Contract, and the NIAID Contract and our subaward with respect to the NIAID Grant; an increase of $1.3 million in clinical costs associated with the preparation for our Phase 3 clinical trials of eravacycline; and an increase of $0.9 million in clinical and drug manufacturing costs associated with the Phase 1 clinical trial of an oral formulation of eravacycline. These increases were partially offset by a decrease in clinical and drug manufacturing costs of $2.8 million attributable to the completion of our Phase 2 clinical trial of eravacycline in the first half of 2012; a decrease of $1.1 million resulting from the allocation of research and development resources related to activities under our subcontracts with CUBRC with respect to the BARDA Contract and the NIAID Contract and our subaward with respect to the NIAID Grant; and a decrease in expenses associated with other pipeline compounds of $0.3 million.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2013 were $3.0 million compared to $2.0 million for the six months ended June 30, 2012, an increase of $1.0 million or 52%. This increase was primarily due to an increase of $0.6 million in audit, legal, insurance and consulting costs primarily due to being a public company; and an increase in personnel-related costs of $0.3 million mainly to support our increased activities related to the BARDA Contract, the NIAID Contract and the NIAID Grant.

Interest Income

Interest income for the six-month periods ended June 30, 2013 and June 30, 2012 was immaterial.

Interest Expense

Interest expense for the six months ended June 30, 2013 was $0.9 million compared to $0.5 million for the six months ended June 30, 2012, an increase of approximately $0.5 million or 100%. The increase in interest expense was primarily attributable to an increase in debt under the term loan facility with Silicon Valley Bank and Oxford Finance associated with our borrowings in December 2012 and February 2013.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2013 was $0.3 million compared to $(0.1) million for the six months ended June 30, 2012. The increase in other income was primarily due to a decrease in the fair value of the underlying preferred stock, which impacted the fair value of our preferred stock warrants issued in connection with various debt financings. We do not anticipate that we will recognize any further amounts with respect to these fair value adjustments as a result of the conversion of all outstanding warrants to purchase our preferred stock into warrants to purchase our common stock in connection with the completion of our IPO.

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

Since our inception, we have funded our operations principally through the receipt of funds from the placement of equity securities, debt financings and contract research funding and research grants from the United States government. As of June 30, 2013, we had cash and cash equivalents of approximately $77.2 million. We invest cash in excess of immediate requirements in accordance with our investment policy primarily with a view to liquidity and capital preservation. As of June 30, 2013, our funds were held in cash and money market funds.

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

The following table summarizes our sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2013	2012
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(7,247)	$(10,463)
Net cash used in investing activities	(22)	(10)
Net cash provided by (used in) financing activities	75,406	(837)

Net increase (decrease) in cash and cash equivalents	$68,137	(11,310)

During the six months ended June 30, 2013 and 2012, our operating activities used net cash of $7.2 million and $10.5 million, respectively. The use of net cash in both periods primarily resulted from our net losses and changes in our working capital accounts. The decrease in net cash used in operations for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was due primarily to an increase in contract and grant revenue in connection with our subcontracts under the BARDA Contract and the NIAID Contract and our subaward under the NIAID Grant, offset in part by higher operating expenses during the six months ended June 30, 2013 of $14.0 million as compared to $10.2 million for the six months ended June 30, 2012.

During the six months ended June 30, 2013 and 2012, our investing activities used net cash of $22,000 and $10,000, respectively. The use of net cash in both periods primarily resulted from purchases of property, plant and equipment to facilitate our increased research and development activities and increased headcount. The increase in net cash used in investing activities for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was due to an increase in equipment purchased during the six months ended June 30, 2013 compared to the comparable time period in the prior year.

During the six months ended June 30, 2013 and 2012, our net cash provided by (used in) financing activities was $75.4 million and $(0.8) million, respectively. The net cash provided by financing activities during the six months ended June 30, 2013 was primarily related to IPO offering proceeds of $73.8 million and $3.0 million in borrowings that we made under our debt facility with Silicon Valley Bank and Oxford Finance, partially offset by repayments on our debt facility of $1.4 million. The net cash used in financing activities during the six months ended June 30, 2012 was due to $0.9 million in repayments that we made in 2012 under our debt facility with Silicon Valley Bank and Oxford Finance, partially offset by proceeds from stock option exercises of $0.1 million.

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

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•

the timing, design and costs of our planned Phase 3 clinical trials of eravacycline, including our planned Phase 3 clinical trial of eravacycline for the treatment of cUTI, the design of which we are currently finalizing;

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

Contractual Obligations

During the six months ended June 30, 2013, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Prospectus, which was filed with the SEC on March 20, 2013 pursuant to Rule 424(b)(4), except as follows:

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued FASB Accounting Standards Update, or ASU, No. 2013-02, Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, or ASU 2013-02. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under United States generally accepted accounting principles to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this ASU did not have an impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the six-month period ended June 30, 2013. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of the Prospectus.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

We have incurred annual net operating losses in every year since our inception. Our net loss was $21.6 million for the year ended December 31, 2011, $15.1 million for the year ended December 31, 2012 and $8.2 million for the six months ended June 30, 2013. As of June 30, 2013, we had a deficit accumulated during the development stage of $98.3 million. We have not generated any product revenues and have financed our operations primarily through the public offering and private placements of our equity securities, debt financings and revenue from U.S. government awards. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect that our expenses will increase substantially as we commence our Phase 3 clinical trials of eravacycline, pursue development of an oral formulation of eravacycline, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, including ABSSSI, acute bacterial pneumonias and other serious and life-threatening infections, advance our other product candidates and satisfy our obligations under our agreement with Harvard. Subject to finalizing our plans for our Phase 3 clinical trial of eravacycline for the treatment of cUTI, we expect that the total external costs of our planned Phase 3 clinical trials of eravacycline will be approximately $50.0 million, including approximately $11.8 million in 2013. In addition, in connection with our license agreement with Harvard, we are obligated to pay Harvard a milestone payment of $2.0 million upon commencing our first Phase 3 clinical trial of eravacycline. If we obtain marketing approval for eravacycline or any other product candidate that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing.

We believe that our available funds will be sufficient to enable us to obtain top-line data from both of our planned Phase 3 clinical trials of eravacycline. We expect that these funds will not, however, be sufficient to enable us to seek marketing approval for eravacycline or commercially launch eravacycline. It is also possible that we will not achieve the progress that we expect with respect to eravacycline because the actual costs and timing of clinical development activities are difficult to predict and are subject to substantial risks and delays. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through at least the first quarter of 2015. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•

the timing, design and costs of our planned Phase 3 clinical trials of eravacycline, including our planned Phase 3 clinical trial of eravacycline for the treatment of cUTI, the design of which we are currently finalizing;

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

Our only external source of funds is funding under subcontracts and a subaward awarded to us by CUBRC pursuant to government contracts from BARDA and NIAID and a grant from NIAID. Although the BARDA contract, and our subcontract with CUBRC under the BARDA contract, have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. Committed funding from CUBRC under our BARDA subcontract is $15.6 million from the initial contract date through April 30, 2015, of which $7.5 million has been received through June 30, 2013. Although the NIAID contract has a term of five years, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond September 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID contract is $7.5 million, of which $3.4 million has been received through June 30, 2013. The NIAID grant and our subcontract with CUBRC have terms of 55 months. Committed funding from CUBRC under our subaward with respect to the NIAID grant is $0.7 million from the initial grant date through May 31, 2016, of which $0.4 million has been received through June 30, 2013.

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

Optimal development of eravacycline includes the development of an oral formulation of eravacycline to be used with the intravenous formulation of eravacycline in intravenous-to-oral step-down therapy. Our ability to successfully develop an oral formulation of eravacycline is uncertain. While we have completed multiple Phase 1 clinical trials of oral formulations of eravacycline, we have not yet selected a formulation for advancement in clinical trials and have not demonstrated in clinical trials that the necessary doses of oral eravacycline to achieve the necessary drug exposure levels can be administered with the required safety and tolerability. We commenced a Phase 1 clinical program evaluating the pharmacokinetics and safety of oral formulations of eravacycline in the first quarter of 2013. If the data from our Phase 1 clinical program are favorable, then, subject to regulatory review, we would plan to conduct our pivotal Phase 3 clinical trial of eravacycline for the treatment of cUTI as a Phase 3 clinical trial of the intravenous and oral formulations of eravacycline used in intravenous-to-oral step-down therapy for cUTI. However, if the data from the Phase 1 clinical program are not favorable or do not otherwise warrant proceeding with a Phase 3 clinical trial, we may need to conduct additional development, which could involve reformulating the compound and conducting additional clinical trials of the oral formulation, which could cause us to incur additional expenses in the development of the oral formulation of eravacycline. In addition, in such event we may be forced to modify the design of our planned Phase 3 clinical trial for the treatment of cUTI that we are considering, which could delay the commencement of the planned trial, extend the duration of the planned trial and increase the costs of the planned trial. If we choose to proceed with the Phase 3 clinical trial in cUTI with only the intravenous formulation, we would need to conduct at least one additional Phase 3 clinical trial of the oral formulation, which would take time and be expensive. If we are unable to develop an oral formulation of eravacycline to be used in intravenous-to-oral step-down therapy, it could lower the market opportunity for eravacycline and the potential value we could receive from eravacycline, and our business may be harmed.

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

There are also a number of products in clinical development by third parties to treat multi-drug resistant infections, including ceftazidime/avibactam, which is being developed by AstraZeneca, and cefalozine/tazobactam, which is being developed by Cubist. If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than us, it could result in our competitors establishing a strong market position before we are able to enter the market.

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

In July 2012, the Food and Drug Administration Safety and Innovation Act was passed, which included the Generating Antibiotics Incentives Now Act, or the GAIN Act. The GAIN Act is intended to provide incentives for the development of new, qualified infectious disease products. These incentives may result in more competition in the market for new antibiotics, and may cause pharmaceutical and biotechnology companies with more resources than we have to shift their efforts towards the development of products that could be competitive with eravacycline and our other product candidates. In July 2013, the FDA designated the intravenous formulation of eravacycline as a qualified infectious disease product.

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

As of June 30, 2013, we owned one U.S. patent, two foreign patents, ten pending U.S. patent applications, one of which is a provisional application, and 51 pending foreign patent applications in Europe and 17 other jurisdictions. In addition we have exclusively licensed from Harvard University rights under four U.S. patents, ten foreign patents, four pending U.S. patent applications and 24 pending foreign patent applications in Europe and 11 other jurisdictions. Certain of our patent applications are directed to the composition of matter and use of eravacycline and are pending in the United States, Europe, Japan and other countries.

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

As a result of the America Invents Act of 2011, the United States transitioned to a first-inventor-to-file system in March 2013, under which, assuming the other requirements for patentability are met, the first inventor to file a patent application is entitled to the patent. However, as a result of the lag in the publication of patent applications following filing in the United States, we are not be able to be certain upon filing that we are the first to file for patent protection for any invention. Moreover, we may be subject to a third party preissuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter partes review or interference proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of or invalidate our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

We are currently incurring and expect to continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a newly public company, and particularly after we are no longer an “emerging growth company,” we are currently incurring, and expect to continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Of the 20,671,935 shares of our common stock outstanding as of August 1, 2013, 12,588,426 shares are currently subject to restrictions on transfer under 180-day lock-up arrangements with either the underwriters for our initial public offering or under stock option and restricted stock agreements entered into between us and the holders of those shares. These restrictions are due to expire on September 15, 2013, resulting in these shares becoming eligible for public sale on September 16, 2013 if they are registered under the Securities Act of 1933, as amended, which we refer to as the Securities Act, or if they qualify for an exemption from registration under the Securities Act, including under Rules 144 or 701.

Moreover, holders of an aggregate of 9,849,713 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in Securities Act registration statements that we may file for ourselves or other stockholders. In addition, as of August 1, 2013, there were 2,730,888 shares subject to outstanding options under our equity incentive plans, all of which shares have been registered under the Securities Act on a registration statement on Form S-8. These shares, once vested and issued upon exercise, will be able to be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates and the lock-up arrangements described above.

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

As of August 1, 2013, our executive officers and directors, and stockholders affiliated with our executive officers and directors, beneficially owned in the aggregate shares representing approximately 30% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Date: August 12, 2013	TETRAPHASE PHARMACEUTICALS, INC.

	By:	/s/ David C. Lubner
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