Form 10-Q
period 2013-09-30
TETRAPHASE PHARMACEUTICALS INC
filed 2013-11-14
CIK 1373707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 13, 2013 there were 25,176,298 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

TETRAPHASE PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2013

		Page No.
PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine months ended September 30, 2013 and 2012 and the period from July 7, 2006 (inception) through September 30, 2013	4

	Condensed Consolidated Statements of Cash Flows for the Nine months ended September 30, 2013 and 2012 and the period from July 7, 2006 (inception) through September 30, 2013	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION		28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 6.	Exhibits	56

	Signatures	57

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Tetraphase Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$67,832	$9,079
Accounts receivable	2,134	2,452
Restricted cash	159	—
Prepaid expenses and other current assets	2,023	850

Total current assets	72,148	12,381
Property and equipment, net	174	235
Restricted cash	40	161
Other assets	451	1,295

Total assets	$72,813	$14,072

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,916	$2,018
Accrued expenses	4,477	2,303
Deferred revenue	242	699
Current portion of term loan payable	6,021	3,641

Total current liabilities	13,656	8,661
Preferred stock warrant liability	—	610
Accrued final interest payment on term loan	283	128
Term loan	5,904	7,881
Commitments and contingencies
Convertible preferred stock, par value $0.001 per share: no shares and 259,044,157 shares authorized at September 30, 2013 and December 31, 2012, respectively; no shares and 256,024,993 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	79,841
Stockholders’ equity (deficit):
Preferred stock, par value $0.001 per share; 5,000,000 shares and no shares authorized at September 30, 2013 at December 31, 2012, respectively; no shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, par value $0.001 per share; 125,000,000 and 317,789,510 shares authorized at September 30, 2013 and December 31, 2012, respectively; 20,676,298 and 325,243 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	21	—
Additional paid-in capital	161,367	7,036
Deficit accumulated during the development stage	(108,418)	(90,085)

Total stockholders’ equity (deficit)	52,970	(83,049)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$72,813	$14,072

See accompanying notes to condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from July 7, 2006 (Inception) to September 30, 2013
	2013	2012	2013	2012
Revenues	$2,166	$2,537	$8,588	$4,360	$16,373

Operating expenses
Research and development	9,992	4,419	21,014	12,681	96,121
General and administrative	1,860	1,017	4,841	2,980	22,144

Total operating expenses	11,852	5,436	25,855	15,661	118,265

Loss from operations	(9,686)	(2,899)	(17,267)	(11,301)	(101,892)

Other income (expense)
Interest income	3	—	5	—	613
Interest expense	(433)	(202)	(1,334)	(652)	(2,772)
Other income (expense)	—	23	263	(82)	(4,367)

Other expense, net	(430)	(179)	(1,066)	(734)	(6,526)

Net loss	$(10,116)	$(3,078)	$(18,333)	$(12,035)	$(108,418)

Net loss per share applicable to common stockholders-basic and diluted	$(0.49)	$(9.63)	$(1.27)	$(38.16)	$(63.80)

Weighted-average number of common shares used in net loss per share applicable to common stockholders-basic and diluted	20,674	320	14,435	315	1,699

Comprehensive loss	$(10,116)	$(3,078)	$(18,333)	$(12,035)	$(108,418)

See accompanying notes to condensed consolidated financial statements

Tetraphase Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,		The Period from July 7, 2006 (inception) to September 30,
	2013	2012	2013
Operating activities
Net loss	$(18,333)	$(12,035)	$(108,418)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	104	287	2,483
Amortization of deferred financing costs and debt discount	264	100	563
Accretion of final interest payment on term loans	155	—	283
Fair value adjustment of warrants and investor right obligation	(263)	82	5,099
Stock-based compensation expense	838	356	2,384
Loss from disposal of property and equipment	—	—	5
Changes in operating assets and liabilities:
Restricted cash	(38)	—	(199)
Accounts receivable	318	(2,644)	(2,134)
Prepaid expenses and other current assets	(1,611)	289	(2,430)
Accounts payable	1,344	(209)	2,916
Accrued expenses	2,376	(1,251)	4,476
Deferred revenue	(457)	833	242

Net cash used in operating activities	(15,303)	(14,192)	(94,730)
Investing activities
Purchases of property and equipment	(43)	(20)	(2,662)

Net cash used in investing activities	(43)	(20)	(2,662)
Financing activities
Proceeds from sale of common stock, net of issuance costs	73,805	—	73,194
Proceeds from sale of convertible preferred stock, net of issuance costs	—	—	79,841
Deferred financing fees	—	—	(275)
Proceeds from issuance of term loan payable	3,000	—	18,750
Repayment of term loan payable	(2,723)	(1,517)	(6,470)
Proceeds from sale of restricted common stock and common stock to founders	—	—	20
Proceeds from exercise of stock options	17	23	164

Net cash provided by (used in) financing activities	74,099	(1,494)	165,224

Net increase (decrease) in cash and cash equivalents	$58,753	$(15,706)	$67,832
Cash and cash equivalents at beginning of period	9,079	22,454	—

Cash and cash equivalents at end of period	$67,832	$6,748	$67,832

Supplemental cash flow and noncash financing activities
Cash paid for interest	$869	$528	$1,881

Fair value of warrants issued in connection with issuance of term loan	$115	$—	$684

Reclassification of investors rights/liability to stockholders’ equity	$—	$—	$5,321

Conversion of convertible preferred stock into common stock	$79,832	$—	$79,832

Reclassification of warrant liability to additional paid-in-capital	$462	$—	$462

Reclassification of deferred financing costs to additional paid-in-capital	$1,261	$—	$1,261

See accompanying notes to condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

(A Development Stage Company)

September 30, 2013

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Organization and Operations

Tetraphase Pharmaceuticals, Inc. (the “Company”), is a clinical stage biopharmaceutical company that was incorporated in Delaware on July 7, 2006 and has a principal place of business in Watertown, Massachusetts, using its proprietary chemistry technology to create novel antibiotics for serious and life-threatening multi-drug resistant infections. The Company’s lead product candidate, eravacycline, is a fully synthetic tetracycline derivative that the Company is developing as a broad-spectrum intravenous and oral antibiotic for use as a first-line empiric monotherapy for the treatment of multi-drug resistant infections, including multi-drug resistant Gram-negative infections. The Company is conducting a Phase 3 clinical trial of eravacycline with intravenous administration for the treatment of complicated intra-abdominal infections (“cIAI”), and is planning to initiate a second Phase 3 clinical trial of eravacycline for the treatment of complicated urinary tract infections, (“cUTI”), with intravenous-to-oral step-down therapy by the end of 2013. The Company expects to have top-line data from the Phase 3 cIAI clinical trial in the first quarter of 2015, data from the lead-in portion of the Phase 3 cUTI clinical trial in mid-2014 and top-line data from the Phase 3 cUTI clinical trial in the first half of 2015. Subject to obtaining additional financing, and following the Company’s development of eravacycline for the treatment of cIAI and cUTI, the Company intends to pursue development of eravacycline for the treatment of additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections. The Company is also pursuing the discovery and development of additional antibiotics to target unmet medical needs.

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

The Company has incurred annual net operating losses in every year since its inception. The Company has not generated any product revenues related to its primary business purpose and has financed its operations primarily through public offerings of its common stock, private placements of its preferred stock, debt financings and revenue from U.S. government awards. The Company has not completed development of any product candidate and has devoted substantially all of its financial resources and efforts to research and development, including preclinical and clinical development. The Company expects to continue to incur significant expenses and increasing operating losses for at least the next several years.

As of September 30, 2013, the Company had incurred losses since inception of $108.4 million. The Company expects to continue to incur losses and require additional financial resources to advance its product candidates to either commercial stage or liquidity events.

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

Liquidity

The Company’s operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing its proprietary chemistry technology, identifying potential product candidates and undertaking preclinical studies and clinical trials of its product candidates. To date, the Company has not generated any product revenue and has primarily financed its operations through the public offering and private placement of equity securities, debt financings and revenue from U.S. government awards. As of September 30, 2013, the Company had received an aggregate of $171.8 million in net proceeds from the issuance of equity securities and borrowings under debt facilities and an aggregate of $14.5 million from government grants and contracts. As of September 30, 2013, the Company’s principal source of liquidity was cash and cash equivalents, which totaled $67.8 million.

In May 2011, the Company executed a Loan and Security Agreement (“Term Loan”) with two financial institutions, Silicon Valley Bank and Oxford Finance, that provided for up to $8.0 million in funding, to be made available in two tranches. The Company borrowed the first $1.5 million in May 2011 and the second tranche for the remaining $6.5 million in December 2011. On December 20, 2012, the Company amended the Term Loan to provide for up to an additional $9.2 million in funding, to be made available in two tranches (“2012 Term Loan”). The Company borrowed the first $6.2 million under the 2012 Term Loan on December 20, 2012. The Company borrowed the second tranche of $3.0 million on February 28, 2013.

In October 2011, the National Institutes of Health’s (“NIH”) National Institute of Allergy and Infectious Diseases (“NIAID”) division awarded a contract of up to $35.8 million over a five-year term for the development of TP-271, a preclinical compound, for respiratory disease caused by bacterial biothreat pathogens (“NIAID Contract”) (Note 3). The Company is collaborating with CUBRC Inc. (“CUBRC”), an independent, not for profit, research corporation that specializes in U.S. government-based contracts, on this NIAID Contract and has entered into a subcontract with CUBRC that could potentially provide funding to the Company of up to approximately $13.3 million over the five-year term, including committed funding of $7.5 million from the initial contract date through September 30, 2016, of which $3.8 million had been received by the Company through September 30, 2013. In addition during 2011, the Company was a subawardee under a separate grant from the NIAID (“NIAID Grant”) (Note 3).

In February 2012 the Biomedical Advanced Research and Development Authority (“BARDA”), an agency of the U.S. Department of Health and Human Services, awarded a contract of up to $67.0 million for the development of eravacycline as a potential countermeasure for the treatment of disease caused by bacterial biothreat pathogens (“BARDA Contract”). The Company is also collaborating with CUBRC on the BARDA Contract and has entered into a subcontract with CUBRC that could potentially provide funding to the Company of up to approximately $39.8 million including committed funding of $15.7 million from the initial contract date through April 30, 2015, of which $10.1 million had been received by the Company through September 30, 2013 (Note 3).

In March 2013, the Company completed the sale of 10,714,286 shares of common stock at a price to the public of $7.00 per share, resulting in net proceeds to the Company of $68.0 million after deducting underwriting discounts and commissions of $4.4 million and offering costs of $2.5 million (the “IPO”). The Company’s common stock began trading on the NASDAQ Global Market under the symbol “TTPH” on March 20, 2013. On April 12, 2013, in connection with the underwriters’ option to purchase additional shares of common stock at the initial public offering price to cover over allotments, the Company completed the additional sale of 797,792 shares of common stock under this option at a price to the public of $7.00 per share, resulting in net proceeds to the Company of $5.2 million after deducting underwriting discounts and commissions.

In November 2013, the Company completed the sale of 4,500,000 shares of common stock in a follow-on public offering at a price to the public of $10.00 per share, resulting in net proceeds to the Company of $41.8 million after deducting underwriting discounts and commissions of $2.7 million and estimated offering costs of $0.5 million.

The Company believes that its cash resources of approximately $67.8 million at September 30, 2013, together with the net proceeds of the follow-on public offering completed in November 2013, will be sufficient to allow the Company to fund its current operating plan and continue as a going concern into 2016. The Company will be required to obtain additional funding in order to continue to fund its operations after 2015. There can be no assurances, however, that the current operating plan will be achieved in the timeframe anticipated by the Company, or that its cash resources will fund the Company’s operating plan for the period anticipated by the Company or that additional funding will be available on terms acceptable to the Company, or at all.

On February 28, 2013, the Company’s board of directors approved an amendment to the Company’s certificate of incorporation to effect a 1-for-29 reverse split of its Common Stock (the “Reverse Split”). The Company effected this amendment to its certificate of incorporation on March 5, 2013. All references to shares of Common Stock outstanding, average number of shares outstanding and per share amounts in these condensed consolidated financial statements and notes to condensed consolidated financial statements have been restated to reflect the Reverse Split on a retroactive basis.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2012 contained in the Company’s prospectus filed with the SEC on March 20, 2013 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2013, the results of operations and comprehensive loss for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012. Interim operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for future interim periods or for the fiscal year ending December 31, 2013.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses, other comprehensive income and related disclosures. On an ongoing basis, the Company’s management evaluates its estimates, including estimates related to clinical trial accruals, stock-based compensation expense and reported amounts of contract and grant revenues and expenses during the reported period. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Concentrations of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents and restricted cash. The Company maintains its cash and cash equivalent balances in the form of cash and money market accounts with financial institutions that management believes are creditworthy. The Company’s investment policy includes guidelines on the quality of the institutions and financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentration of credit risk. The Company has no financial instruments with off-balance-sheet risk of loss.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Tetraphase Securities Corporation, a Massachusetts Securities Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents at September 30, 2013 and December 31, 2012 consisted of cash and money market funds.

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

Financial instruments measured at fair value as of September 30, 2013 and December 31, 2012 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance	Level 1	Level 2	Level 3

September 30, 2013
Cash	$1,828	$1,828	$—	$—
Money market funds, included in cash equivalents	$66,004	$66,004	$—	$—

December 31, 2012
Cash	$5,854	$5,854	$—	$—
Money market funds, included in cash equivalents	$3,225	$3,225	$—	$—
Preferred stock warrant liability (Note 5)	$(610)	$—	$—	$(610)

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

The fair value of the preferred stock warrant liability as of December 31, 2012 and March 25, 2013 was determined based on “Level 3” inputs utilizing the Black-Scholes option pricing model (Note 5). On March 25, 2013, upon completion of the IPO, the warrants to purchase preferred stock converted into warrants to purchase common stock and the Company reclassified the fair value of the warrants as of March 25, 2013 to additional paid-in capital. The following table presents activity in the preferred stock warrant liability during the nine months ended September 30, 2013.

Balance
Fair value at December 31, 2012	$610
Value of warrants issued in 2013	115
Decrease in fair value recognized in net loss	(263)
Reclassification of fair value to additional paid-in capital	(462)

Fair value at September 30, 2013	$—

Accounts Receivable

Accounts receivable at September 30, 2013 and December 31, 2012 represent amounts due from CUBRC under the Company’s subcontracts under the NIAID Contract and the BARDA Contract and under the Company’s subaward under the NIAID Grant. The Company’s practice is to bill the prime contractor amounts for which the Company has been invoiced by third parties in the case of contract research or subcontractor costs or for internal costs incurred. Expenses directly associated with the Company’s NIAID and BARDA Contracts and NIAID Grant that have been accrued at the end of the reporting period are not billed to the prime contractor until third party invoices have been received or until internal costs have been paid. Unbilled accounts receivable was approximately $1.3 million and $1.1 million at September 30, 2013 and December 31, 2012, respectively.

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

Restricted Cash

At September 30, 2013 the Company had $199,000 in restricted cash deposits with a bank of which $159,000 is collateral for a letter of credit issued to the landlord of the Company’s leased facility. Should the Company default on its rental obligations, $159,000 will be payable to the lessor of the leased facility. In addition, the Company has $40,000 in restricted cash to secure the Company’s corporate credit card issued through the same bank.

Revenue Recognition

The Company’s revenue is derived from its subcontracts with CUBRC under the BARDA Contract and the NIAID Contract and its subaward under the NIAID Grant (Note 3). The Company recognizes revenue under these best-efforts, cost-reimbursable and cost-plus-fixed-fee subcontracts and subaward as the Company performs services under the subcontracts and subaward so long as a subcontract and subaward has been executed and the fees for these services are fixed or determinable, legally billable and reasonably assured of collection. Recognized amounts reflect the Company’s partial performance under the subcontracts and subaward and equal direct and indirect costs incurred plus fixed fees, where applicable. The Company does not recognize revenue under these arrangements for amounts related to contract periods where funding is not yet committed as amounts above committed funding thresholds would not be considered fixed or determinable or reasonably assured of collection. Revenues and expenses under these arrangements are presented gross on the condensed consolidated statements of operations and comprehensive loss as the Company has determined it is the primary obligor under these arrangements relative to the research and development services it performs as lead technical expert.

Revenue under the Company’s subcontract with respect to the BARDA Contract is earned under a cost-reimbursable contract in which the Company is reimbursed for direct costs incurred plus allowable indirect costs. Billings under the Company’s subcontract under the BARDA Contract are based on approved provisional indirect billing rates, which permit recovery of fringe benefits and allowable general and administrative expenses. For the three months ended September 30, 2013 and 2012, the Company recognized revenue of $1.2 million, from the Company’s subcontract under the BARDA Contract. For the nine months ended September 30, 2013 and 2012, and the period from July 7, 2006 (inception) to September 30, 2013, the Company recognized revenue of $6.2 million, $2.2 million and $11.1 million, respectively, from the Company’s subcontract under the BARDA Contract.

Revenue under the Company’s subcontract with respect to the NIAID Contract is earned under a cost-plus-fixed-fee contract in which the Company is reimbursed for direct costs incurred plus allowable indirect costs and a fixed-fee earned. Billings under the Company’s subcontract under the NIAID Contract are based on approved provisional indirect billing rates, which permit recovery of fringe benefits, allowable overhead and general and administrative expenses and a fixed fee. For the three months ended September 30, 2013 and 2012, the Company recognized revenue of $0.9 million and $1.3 million, respectively, from the Company’s subcontract under the NIAID Contract. For the nine months ended September 30, 2013 and 2012 and the period from July 7, 2006 (inception) to September 30, 2013, the Company recognized revenue of $2.2 million, $2.0 million and $4.8 million, respectively, from the Company’s subcontract under the NIAID Contract.

Revenue under the Company’s subaward with respect to the NIAID Grant is earned under a cost-reimbursable contract in which the Company is reimbursed for direct costs incurred plus allowable indirect costs. Billings under the Company’s subaward under the NIAID Grant are based on approved provisional indirect billing rates, which permit recovery of fringe benefits and allowable general and administrative expenses. During the three months ended September 30, 2013 and 2012, the Company recognized revenue of $10,000 and $56,000, respectively, from the Company’s subaward under the NIAID Grant. During the nine months ended September 30, 2013 and 2012 and the period from July 7, 2006 (inception) to September 30, 2013, the Company recognized revenue of $241,000, $153,000 and $515,000, respectively, from the Company’s subaward under the NIAID Grant.

Organizational Costs

All organizational costs are expensed as incurred.

Research and Development Expenses

Research and development costs are charged to expense as incurred and include, but are not limited to:

•	employee-related expenses, including salaries, benefits, and stock-based compensation expense;

•	expenses incurred under agreements with contract research organizations, contract manufacturing organizations and consultants that conduct clinical trials and preclinical studies;

•	payments made under the Company’s license agreement with Harvard University;

•	the cost of acquiring, developing and manufacturing clinical trial materials and lab supplies;

•	facility, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies; and

•	costs associated with preclinical activities and regulatory operations.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this ASU did not have an impact on the Company’s condensed consolidated financial statements.

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

Effective as of the completion of the IPO, all of the Company’s preferred stock was converted to common stock at a 1-for-29 ratio as a result of the Reverse Split. For purposes of calculating net loss per common share for the nine months ended September 30, 2013 and the period from July 7, 2006 (inception) to September 30, 2013, the preferred stock that converted to common stock was included in the net loss per common share calculation on a post-conversion basis as of March 25, 2013, the effective date of conversion, and the corresponding converted shares were included on a pro-rata basis for each applicable reporting period. As a result, the weighted-average common shares outstanding during the nine months ended September 30, 2013 and the period from July 7, 2006 (inception) to September 30, 2013, were 14.4 million and 1.7 million, respectively, as compared to 20.7 million shares outstanding as of September 30, 2013.

The amounts in the table below were excluded from the calculation of diluted weighted-average shares outstanding, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	September 30,		The Period from July 7, 2006 (inception) to September 30, 2013
	2013	2012
Preferred stock	—	8,828,438	—
Warrants	104,107	54,751	104,107
Outstanding stock options	2,866,985	1,443,223	2,866,985

(3) Significant Agreements and Contracts

License Agreement

In August 2006, the Company entered into a license agreement for certain intellectual property with Harvard University (the “University”). Under the license agreement, the Company has paid the University an aggregate of $3.7 million in upfront license fees and development milestone payments, and has issued 31,379 shares of common stock to the University.

The Company is obligated to make certain payments totaling up to, approximately $15.1 million upon achievement of certain development and regulatory milestones and royalties on net sales of products covered by the agreement. In January 2007 and April 2010, the Company and the University amended the license agreement to include certain additional intellectual property. The Company paid an additional $25,000 to the University with each amendment. In February 2011, the license agreement was further amended to include additional intellectual property in the license granted by the University without the payment of any additional consideration. The Company paid a $2.0 million milestone fee in October 2013 in connection with the dosing of the first patient in the Company’s Phase 3 clinical trial of eravacycline for the treatment of patients with cIAI. This amount was recorded as research and development expense during the three and nine months ended September 30, 2013, and is included in the accrued liabilities balance on the Company’s condensed consolidated balance sheet as of September 30, 2013.

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

Although the BARDA Contract and the Company’s subcontract with CUBRC under the BARDA Contract, have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to the Company. As of September 30, 2013, committed funding from CUBRC under the Company’s BARDA subcontract had increased by $9.4 million from $6.3 million during the original twelve-month base period ended January 31, 2013 to $15.7 million through the current contract end date, which has been extended to April 30, 2015 as a result of the exercise of several options by BARDA under the BARDA Contract. Total funds of $10.1 million had been received by the Company through September 30, 2013 under this contract.

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

Although the NIAID Contract, the NIAID Grant and the Company’s subcontract with CUBRC under the NIAID Contract have terms of five years, and the Company’s subaward under the NIAID Grant has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond September 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to the Company. As of September 30, 2013, committed funding from CUBRC under the Company’s subcontract with respect to the NIAID Contract had increased by $1.6 million from $5.9 million during the original 25-month base period ended October 31, 2013 to $7.5 million through the current contract end date which has been extended to September 30, 2016. Total funds of $3.8 million had been received through September 30, 2013. Committed funding from CUBRC under the Company’s subaward with respect to the NIAID Grant is $0.7 million through the current contract end date, which was extended from May 31, 2013 to May 31, 2016. Total funds of $0.5 million had been received through September 30, 2013.

(4) Accrued Expenses

Accrued expenses at September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Drug supply and development	1,461	210
Salaries and benefits	1,319	963
Clinical	1,005	470
Professional fees	294	320
Other	398	340

Total	$4,477	$2,303

(5) Long-Term Debt

In May 2011, the Company executed the Term Loan with Silicon Valley Bank and Oxford Finance, which provided for up to $8.0 million funding, to be made available in two tranches. The Company borrowed the first tranche totaling $1.5 million in May 2011 and the second tranche for the remaining $6.5 million in December 2011. The Term Loan bears interest at 10% per annum and provides for a final payment of 2.75% of the original principal due at the maturity date of November 1, 2014. Under the terms of the Term Loan, the Company was only required to pay interest (and not principal) on the first tranche and the second tranche through February 28, 2012. Each tranche will be repaid in 33 monthly payments of equal principal, plus accrued interest, after the interest only period that ended February 28, 2012. The final payment of 2.75% will be due at the same time as the last loan payment. The Term Loan matures on November 1, 2014. In connection with the entry into the Loan and Security Agreement, the Company issued to the lenders 10-year warrants to purchase an aggregate of 1,555,815 shares of Series C Preferred Stock at a price of $0.2571 per share.

In December 2012, the Company amended the Term Loan to provide for up to an additional $9.2 million in funding, to be made available in two tranches. The Company borrowed the first tranche totaling $6.2 million under the 2012 Term Loan in December 2012 (“2012 Term A Loan”) and borrowed the remaining $3.0 million in February 2013 (“2012 Term B Loan”). Both the 2012 Term Loan A and the 2012 Term B Loan bear interest at 9% per annum.

The Company is only required to pay interest (and not principal) for the first six months of each tranche of the 2012 Term Loan. Each tranche of the 2012 Term Loan is to be repaid in 33 equal monthly payments of principal, plus accrued interest, after the interest only period. An additional payment of 2.90% of the original principal amount of each tranche will be due at the same time as the last loan payment for the tranche. The 2012 Term A Loan matures on March 1, 2016. In connection with the funding of the 2012 Term A Loan, the Company issued to the lenders 10-year warrants to purchase an aggregate of 964,605 shares of Series C Preferred Stock with an exercise price of $0.2571 per share. The 2012 Term B Loan matures on May 1, 2016. In connection with the funding of the 2012 Term B Loan, in February 2013, the warrant the Company issued to Silicon Valley Bank automatically became exercisable for an additional 233,372 shares of Series C Preferred Stock. In addition, the Company issued to Oxford Finance a 10-year warrant to purchase an additional 233,372 shares of Series C Preferred Stock with an exercise price of $0.2571 per share. The Company initially valued the warrants issued in 2013 at $115,000 using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.89%, dividend yield of zero, expected volatility rate of 59% and an expected life of ten years. The Company was expensing the value of the warrant as additional interest over the term of the loan through the completion of the IPO. The warrant was classified as a liability in accordance with Accounting Standards Codification (“ASC”) 480 and was subject to remeasurement at each balance sheet date and changes to the fair value were recognized as a component of other income (expense) in the statement of operations and comprehensive loss.

Upon completion of the IPO, the warrants related to the Term Loan became exercisable for 53,648 shares of the Company’s common stock at an exercise price of $7.46 per share, the warrants related to the 2012 Term A Loan became exercisable for 33,262 shares of the Company’s common stock at an exercise price of $7.46 per share and the warrants related to the 2012 Term B Loan became exercisable for 16,094 shares of the Company’s common stock at an exercise price of $7.46 per share. On the date of the conversion of the warrants, the Company revalued the outstanding warrants using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 0.67% to 1.84%, dividend yield of zero, expected volatility rate of 59%, expected term of 5 to 10 years and stock price of $7.00. The fair value of the warrants at March 25, 2013 was $462,000. The Company recorded other income of $263,000 in the statement of operations and comprehensive loss during the nine months ended September 30, 2013 equal to the change in fair value of the warrants from December 31, 2012 to March 25, 2013. The Company reclassified the fair value of the warrants at March 25, 2013, of $462,000, to additional paid-in capital.

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

Future principal payments on the Term Loan and the 2012 Term Loan are as follows (in thousands):

Years Ending December 31:
2013 (3 months remaining)	$1,509
2014	6,126
2015	3,513
2016	1,132

Total term loan principal payments	12,280
Current term loan payable	6,254
Less debt discount and issuance costs	(233)

Current term loan payable (net)	6,021
Term loan payable, less current portion	6,025
Less debt discount and issuance costs	(121)

Term loan payable, net	$5,904

(6) Stockholders’ Equity (Deficit)

Initial Public Offering

In March 2013, the Company completed its IPO, issuing 10,714,286 shares of common stock at a price to the public of $7.00 per share, resulting in net proceeds to the Company of $68.0 million after deducting underwriting discounts of $4.4 million and offering costs of $2.5 million.

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

(7) Stock-based Compensation

In August 2006, the Company adopted the Tetraphase Pharmaceuticals, Inc. Stock Incentive Plan (the “2006 Plan”) under which it was able to grant incentive stock options, nonqualified stock options, restricted stock, and stock grants to purchase up to 1,128,183 shares of Common Stock. In May 2010, the Company amended the plan to increase the number of shares of Common Stock issuable under the 2006 Plan to 1,853,288. The options expire ten years after the grant date. As of September 30, 2013, no shares were available for future issuance under the 2006 Plan.

In February 2013, the Company’s board of directors and stockholders approved, effective upon the closing of the IPO, the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards for the purchase of that number of shares of Common Stock equal to the sum of (i) 1,688,777 shares of Common Stock, (ii) 258,265 shares of Common Stock that were reserved for issuance under the 2006 Plan that remained available for issuance under the 2006 Plan upon the closing of the IPO, (iii) any shares of Common Stock subject to awards under the 2006 Plan which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company without having been fully exercised or resulting in any Common Stock being issued. In addition, the number of shares of Common Stock that may be issued under the 2013 Plan is subject to automatic annual increases, to be added on January 1 of each year from January 1, 2014 through and including January 1, 2023, equal to the lowest of the number of shares that is the lesser of (a) 3,000,000, (b) 4% of the then outstanding shares of Common Stock or (c) an amount determined by the Company’s board of directors. As of September 30, 2013, 511,637 shares were available for future issuance under the 2013 Plan.

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

The following table summarizes stock option activity at September 30, 2013 and changes during the nine months then ended is presented in the table and narrative below (in thousands except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	1,442,810	$1.67	7.43	$10,569
Granted	1,444,940	8.14
Exercised	(10,544)	1.58
Forfeited	—
Canceled	(10,221)	6.29

Options outstanding at September 30, 2013	2,866,985	$4.91	8.18	$18,544

Options vested or expected to vest at September 30, 2013 (1)	2,795,038	$4.86	8.15	$18,227

Options exercisable at September 30, 2013	1,163,650	$1.64	6.41	$11,334

(1)	This represents the number of vested stock options as of September 30, 2013, plus the number of unvested stock options that the Company estimated as of September 30, 2013 would vest, based on the unvested stock options at September 30, 2013, as adjusted for the estimated forfeiture rate of 2%.

Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for stock options granted during the periods presented was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		The Period from July 7, 2006 (inception) to September 30,
	2013	2012	2013	2012	2013
Research and development	$289	$100	$441	$260	$1,437
General and administrative	214	34	397	96	947

Total	$503	$134	$838	$356	$2,384

As of September 30, 2013, approximately $6.0 million of total unrecognized stock-based compensation expense related to unvested stock options is expected to be recognized over a weighted-average period of 3.5 years.

(8) Subsequent Events

In November 2013, the Company completed the sale of 4,500,000 shares of common stock in a follow-on public offering at a price to the public of $10.00 per share, resulting in net proceeds to the Company of $41.8 million after deducting underwriting discounts and commissions of $2.7 million and estimated offering costs of $0.5 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2012, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our prospectus filed with the United States Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4) on November 7, 2013, which we refer to as the Prospectus. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are subject to risks and uncertainties, including those set forth in Part II — Other Information, Item 1A. Risk Factors below and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are a clinical stage biopharmaceutical company using our proprietary chemistry technology to create novel antibiotics for serious and life-threatening multi-drug resistant infections. Our lead product candidate, eravacycline, is a fully synthetic tetracycline derivative that we are developing as a broad-spectrum intravenous and oral antibiotic for use as a first-line empiric monotherapy for the treatment of multi-drug resistant infections, including multi-drug resistant Gram-negative infections. We are conducting a Phase 3 clinical trial of eravacycline with intravenous administration for the treatment of complicated intra-abdominal infections, or cIAI, and are planning to initiate a second Phase 3 clinical trial of eravacycline for the treatment of complicated urinary tract infections, or cUTI, with intravenous-to-oral step-down therapy by the end of 2013. We expect to have top-line data from the Phase 3 cIAI clinical trial in the first quarter of 2015, data from a lead-in portion of the Phase 3 cUTI clinical trial in mid-2014 and top-line data from the Phase 3 cUTI clinical trial in the first half of 2015. Consistent with draft guidance issued by the United States Food and Drug Administration, or FDA, with respect to the development of antibiotics for cIAI and our discussions with the FDA, we expect that positive results from these two Phase 3 clinical trials would be sufficient to support submission of a new drug application, or NDA, for eravacycline in the treatment of cIAI and cUTI. Subject to obtaining additional financing, we intend to pursue development of eravacycline for the treatment of additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections following our development of eravacycline for the treatment of cIAI and cUTI. We are also pursuing the discovery and development of additional antibiotics to target unmet medical needs.

We commenced business operations in July 2006. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary chemistry technology, identifying potential product candidates and undertaking preclinical studies and clinical trials of our product candidates. To date, we have not generated any product revenue and have primarily financed our operations through the public offering and private placement of our equity securities, debt financings and revenue from U.S. government awards. As of September 30, 2013, we had received an aggregate of $171.8 million in net proceeds from the issuance of equity securities and borrowings under debt facilities and an aggregate of $14.5 million from government grants and contracts. As of September 30, 2013, our principal source of liquidity was cash and cash equivalents, which totaled $67.8 million.

As of September 30, 2013, we had a deficit accumulated during the development stage of $108.4 million. Our net losses were $10.1 million and $18.3 million for the three and nine months ended September 30, 2013, respectively. Our net losses were $3.1 million and $12.0 million for the three and nine months ended September 30, 2012, respectively. We expect that our expenses will increase substantially as we continue our ongoing Phase 3 clinical trial of eravacycline for the treatment of cIAI and commence our planned Phase 3 clinical trial of eravacycline for the treatment of patients with cUTI, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. If we obtain marketing approval of eravacycline, we also expect to incur significant sales, marketing, distribution and manufacturing expenses. Furthermore, we expect to incur ongoing research and development expenses relating to our product candidates other than eravacycline and that our general and administrative costs will increase as we grow and continue to operate as a public company. We will need to generate significant revenue to achieve profitability, and we may never do so.

We believe that our available funds, together with the net proceeds of the follow-on public offering we completed in November 2013, will be sufficient to enable us to obtain top-line data from our ongoing Phase 3 clinical trial of eravacycline for the treatment of cIAI and our planned Phase 3 clinical trial of eravacycline for the treatment of cUTI and to submit an NDA to the FDA for eravacycline. We expect that these funds will not, however, be sufficient to enable us to commercially launch eravacycline. It is also possible that we will not achieve the progress that we expect with respect to eravacycline because the actual costs and timing of clinical development activities are difficult to predict and are subject to substantial risks and delays. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

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

We are collaborating with CUBRC, because when we initially decided to seek government funding, we recognized that we did not have any expertise in bidding for, administrating or managing government-funded contracts. CUBRC serves as the prime contractor under the BARDA Contract, the NIAID Grant and the NIAID Contract, primarily carrying out a program management and administrative role with additional responsibility for the management of preclinical studies. We serve as lead technical expert on all aspects of these awards and also serve as a subcontractor responsible for management of chemistry, manufacturing and control activities and clinical studies. We derive all of our revenue under these collaborations through subcontracts with, and a subaward from, CUBRC, with the flow of funds following the respective activities being conducted by us and by CUBRC.

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

Although the BARDA Contract, and our subcontract with CUBRC under the BARDA Contract, have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. As of September 30, 2013, committed funding from CUBRC under the BARDA subcontract has increased by $9.4 million from $6.3 million during the original twelve-month base period ended January 31, 2013 to $15.7 million through the current contract end date, which has been extended to April 30, 2015 as a result of the exercise of several options by BARDA under the BARDA Contract. Total funds of $10.1 million had been received through September 30, 2013 under this contract.

Similarly, although the NIAID Contract, the NIAID Grant and our subcontract with CUBRC under the NIAID Contract have terms of five years, and our subaward under the NIAID Grant has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond the original 25-month base period ended September 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. As of September 30, 2013, committed funding from CUBRC under our subcontract with respect to the NIAID Contract has increased by $1.6 million from $5.9 million during the original 25-month base period ended October 31, 2013 to $7.5 million through the current contract end date, which has been extended to September 30, 2016. Total funds of $3.8 million had been received through September 30, 2013. Committed funding from CUBRC under our subaward with respect to the NIAID Grant increased by $0.1 million during the nine months ended September 30, 2013 from $0.6 million to $0.7 million through the current contract end date, which has been extended from May 31, 2013 to May 31, 2016. Total funds of $0.5 million had been received through September 30, 2013.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical candidates, and include:

•	employee-related expenses, including salaries, benefits and stock-based compensation expense;

•	expenses incurred under agreements with contract research organizations, contract manufacturing organizations, and consultants that conduct our clinical trials and preclinical activities;

•	payments made under our license agreement with Harvard University;

•	the cost of acquiring, developing and manufacturing clinical trial materials and lab supplies;

•	facility, depreciation and other expenses, which include direct and allocated expenses for rent, maintenance of our facility, insurance and other supplies; and

•	costs associated with preclinical activities and regulatory operations.

We expense research and development costs to operations as incurred. We recognize costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors.

The following table identifies research and development expenses on a program-specific basis for our product candidates for the three and nine months ended September 30, 2013, and 2012. Expenses related to facilities, consulting, travel, conferences, stock-based compensation and depreciation are not allocated to a program and are separately classified as other research and development expenses in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,		The Period from July 7, 2006 (inception) to September 30, 2013
	2013	2012	2013	2012
			(in thousands)
Eravacycline	$6,835	$1,482	$10,616	$5,893	$41,341
BARDA Contract	1,167	1,117	5,888	1,743	10,167
NIAID Contract and NIAID Grant	868	1,198	2,259	1,992	4,969
Other development programs	308	274	702	920	21,150
Other research and development	814	348	1,549	2,133	18,494

Total research and development expenses	$9,992	$4,419	$21,014	$12,681	$96,121

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

As of September 30, 2013, we had incurred an aggregate of $41.3 million in research and development expenses related to the development of eravacycline, excluding $10.2 million of expenses that were funded under the BARDA Contract. We expect that our research and development expenses will increase substantially as we continue our ongoing Phase 3 clinical trial of eravacycline for the treatment of cIAI and commence our planned Phase 3 clinical trial of eravacycline for the treatment of patients with cUTI, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. We expect that the total external costs of the Phase 3 clinical trials of eravacycline will be approximately $55.0 million, including approximately $15.0 million in 2013, of which $7.2 million had been incurred during the first nine months of 2013.

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

We have licensed our proprietary chemistry technology from Harvard University on an exclusive worldwide basis under a license agreement that we entered into in August 2006. Under our license agreement, we have paid Harvard an aggregate of $3.7 million in upfront license fees and development milestone payments, including a $2.0 million milestone fee that we paid in October 2013 in connection with the dosing of the first patient in our Phase 3 clinical trial of eravacycline for the treatment of patients with cIAI. We have also issued 31,379 shares of our common stock to Harvard under the license agreement. In addition, we have agreed to make payments to Harvard upon the achievement of specified future development and regulatory milestones totaling up to $15.1 million per licensed product ($3.1 million of which has already been paid with respect to eravacycline), and to pay tiered royalties in the single digits based on annual worldwide net sales, if any, of products licensed by us, our affiliates or our sublicensees. We are also obligated to pay Harvard a specified share of non-royalty sublicensing revenues that we receive from sublicensees for the grant of sublicenses under the license and to reimburse Harvard for specified patent prosecution and maintenance costs. The next milestone payment that would come due under the license agreement with respect to eravacycline is a $3.0 million payment that would become due to Harvard if we obtained marketing authorization from the FDA for eravacycline.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs such as stock-based compensation for personnel in executive, finance, business development, corporate communications and human resource functions, facility costs not otherwise included in research and development expenses, patent filing fees and professional legal fees. Other general and administrative expenses include travel expenses and professional fees for consulting, auditing and tax services.

We anticipate that our general and administrative expenses will increase for a number of reasons, including:

•	support of the anticipated expansion of our research and development activities as we continue the development of our product candidates;

•	increases in payroll, expansion of infrastructure and higher consulting, legal, accounting and investor relations costs, and directors and officers insurance premiums, all associated with operating as a public company; and

•	if and when we believe a regulatory approval of our first product candidate appears likely, anticipated increases in our payroll and expense as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents. The primary objective of our investment policy is capital preservation.

Interest Expense

Interest expense consists primarily of interest accrued on our outstanding indebtedness and non-cash interest related to the amortization of debt discount costs associated with our term loan facility with Silicon Valley Bank and Oxford Finance. We expect that our interest expense will remain consistent in future periods in connection with payments related to indebtedness of $6.2 million that we borrowed in December 2012 under an amendment to our loan and security agreement with Silicon Valley Bank and Oxford Finance and $3.0 million of indebtedness we borrowed in February 2013 under this debt facility.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes to our critical accounting policies since the beginning of this fiscal year. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Prospectus, which was filed with the SEC on November 7, 2013 pursuant to Rule 424(b) under the Exchange Act.

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and 2012

The following table summarizes the results of our operations for each of the three months ended September 30, 2013 and 2012, together with the changes in those items in dollars and as a percentage:

	Three Months Ended September 30,		Increase/ (decrease)%
	2013	2012
	(in thousands)
Revenues	$2,166	$2,537	$(371)	(15)%
Operating expenses:
Research and development	9,992	4,419	5,573	126%
General and administrative	1,860	1,017	843	83%

Total operating expenses	11,852	5,436	6,416	118%

Loss from operations	(9,686)	(2,899)	(6,787)	234%
Interest income	3	—	3	100%
Interest expense	(433)	(202)	(231)	114%
Other income	—	23	(23)	(100)%

Net loss	$(10,116)	$(3,078)	$(7,038)	229%

The following table sets forth our contract and grant revenue for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Increase/ (decrease)%
Revenue	2013	2012
	(in thousands)
BARDA	$1,242	$1,230	$12	1%
NIAID Contract	914	1,251	(337)	(27)%
NIAID Grant	10	56	(46)	(82)%

	$2,166	$2,537	$(371)	(15)%

Contract and grant revenue was $2.2 million for the three months ended September 30, 2013 compared to $2.5 million for the three months ended September 30, 2012, a decrease of approximately $0.4 million, or 15%. This decrease was primarily due to the timing and scope of preclinical activities under our subcontract with respect to the NIAID Contract conducted during the period.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2013 were $10.0 million compared to $4.4 million for the three months ended September 30, 2012, an increase of $5.6 million or 126%. This increase was primarily due to an increase of $2.4 million in clinical and drug manufacturing costs associated with our ongoing Phase 3 clinical trial for cIAI; a $2.0 million milestone fee under our license agreement with Harvard University that we incurred during the three months ended September 30, 2013 in connection with the dosing of the first patient in our Phase 3 cIAI clinical trial; an increase of $0.8 million in clinical and drug manufacturing costs associated with the preparation for our Phase 3 cUTI clinical trial; and an increase of $0.7 million in development costs associated with the Phase 1 clinical trials of the oral formulation of eravacycline. These increases were offset in part by a decrease in clinical costs of $0.8 million attributable to wind-down costs incurred during the three months ended September 30, 2012 following the completion of our Phase 2 clinical trial of eravacycline in the first half of 2012.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2013 were $1.9 million compared to $1.0 million for the three months ended September 30, 2012, an increase of $0.8 million or 83%. This increase was primarily due to an increase of $0.3 million in audit, legal, insurance and consulting costs primarily due to operating as a public company; and an increase in personnel-related costs of $0.2 million.

Interest Income

Interest income for the three months ended September 30, 2013 and September 30, 2012 was immaterial.

Interest Expense

Interest expense for the three months ended September 30, 2013 was $0.4 million compared to $0.2 million for the three months ended September 30, 2012, an increase of approximately $0.2 million or 114%. The increase in interest expense was primarily attributable to an increase in debt under the term loan facility with Silicon Valley Bank and Oxford Finance associated with our borrowings in December 2012 and February 2013.

Other Income (Expense)

Other expense for the three months ended September 30, 2012 was immaterial, with no expense for the comparable period in 2013.

Comparison of the Nine Months Ended September 30, 2013 and 2012

The following table summarizes the results of our operations for each of the nine months ended September 30, 2013 and 2012, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended September 30,		Increase/ (decrease)%
	2013	2012
	(in thousands)
Revenues	$8,588	$4,360	$4,228	97%
Operating expenses:
Research and development	21,014	12,681	8,333	66%
General and administrative	4,841	2,980	1,861	62%

Total operating expenses	25,855	15,661	10,194	65%

Loss from operations	(17,267)	(11,301)	(5,966)	53%
Interest income	5	—	5	100%
Interest expense	(1,334)	(652)	(682)	105%
Other income (expense)	263	(82)	345	(421)%

Net loss	$(18,333)	$(12,035)	$(6,298)	52%

The following table sets forth our contract and grant revenue for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,		Increase/ (decrease)%
Revenue	2013	2012
	(in thousands)
BARDA	$6,197	$2,209	$3,988	181%
NIAID Contract	2,150	1,998	152	8%
NIAID Grant	241	153	88	58%

	$8,588	$4,360	$4,228	97%

Contract and grant revenue was $8.6 million for the nine months ended September 30, 2013 compared to $4.4 million for the nine months ended September 30, 2012, an increase of $4.2 million, or 97%. This increase was primarily due to revenue associated with an increase in the activities under our subcontract with respect to the BARDA Contract, as well as an increase in activities under our subcontract with respect to the NIAID Contract and our subaward with respect to the NIAID Grant.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2013 were $21.0 million compared to $12.7 million for the nine months ended September 30, 2012, an increase of approximately $8.3 million or 66%. This increase was primarily due to an increase of $4.4 million in expenses related to activities under our subcontracts with CUBRC with respect to the BARDA Contract and the NIAID Contract and our subaward with respect to the NIAID Grant; an increase of $3.6 million in clinical and drug manufacturing costs associated with our ongoing Phase 3 clinical trial for cIAI; a $2.0 million milestone fee under our license agreement with Harvard University that we incurred during the nine months ended September 30, 2013 in connection with the dosing of the first patient in our Phase 3 cIAI clinical trial; an increase of $1.3 million in development costs associated with the Phase 1 clinical trials of the oral formulation of eravacycline; and an increase in personnel-related costs of $0.6 million to support our increased activities related to the ongoing and planned Phase 3 clinical trials of eravacycline, as well as activities related to the NIAID Contract, the BARDA Contract and the NIAID Grant. These increases were offset in part by a decrease in clinical and drug manufacturing costs of $3.5 million attributable to the completion of our Phase 2 clinical trial of eravacycline in the first half of 2012; and a decrease of $0.9 million resulting from the allocation of research and development resources related to activities under our subcontracts with CUBRC with respect to the BARDA Contract and the NIAID Contract and our subaward with respect to the NIAID Grant.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2013 were $4.8 million compared to $3.0 million for the nine months ended September 30, 2012, an increase of $1.9 million or 62%. This increase was primarily due to an increase of $0.6 million in audit, legal, insurance and consulting costs primarily due to operating as a public company; and an increase in personnel-related costs of $0.4 million.

Interest Income

Interest income for the nine months ended September 30, 2013 and September 30, 2012 was immaterial.

Interest Expense

Interest expense for the nine months ended September 30, 2013 was $1.3 million compared to $0.6 million for the nine months ended September 30, 2012, an increase of approximately $0.7 million or 105%. The increase in interest expense was primarily attributable to an increase in debt under the term loan facility with Silicon Valley Bank and Oxford Finance associated with our borrowings in December 2012 and February 2013.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2013 was $0.3 million compared to $(0.1) million for the nine months ended September 30, 2012. The increase in other income was primarily due to a decrease in the fair value of the underlying preferred stock, which impacted the fair value of our preferred stock warrants issued in connection with various debt financings. We do not anticipate that we will recognize any further amounts with respect to these fair value adjustments as a result of the conversion of all outstanding warrants to purchase our preferred stock into warrants to purchase our common stock in connection with the completion of our IPO.

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

Since our inception, we have funded our operations principally through the receipt of funds from the placement of equity securities, debt financings and contract research funding and research grants from the United States government. As of September 30, 2013, we had cash and cash equivalents of approximately $67.8 million. We invest cash in excess of immediate requirements in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of September 30, 2013, our funds were held in cash and money market funds.

In March 2013, we completed the sale of 10,714,286 shares of common stock in our IPO at a price to the public of $7.00 per share, resulting in net proceeds to us of $68.0 million after deducting underwriting discounts and commissions of $4.4 million and offering costs of $2.5 million. In addition, we granted the underwriters a 30-day option to purchase up to 1,607,143 additional shares of common stock at the initial public offering price to cover over allotments, if any. On April 12, 2013, we completed the additional sale of 797,792 shares of common stock under this option at a price to the public of $7.00 per share, resulting in net proceeds to us of $5.2 million after deducting underwriting discounts and commissions.

In November 2013, we completed the sale of 4,500,000 shares of common stock in a follow-on public offering at a price to the public of $10.00 per share, resulting in net proceeds to us of $41.8 million after deducting underwriting discounts and commissions of $2.7 million and estimated offering costs of $0.5 million.

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

We were only required to pay interest, and not principal, for the first six months of each tranche of the $9.2 million term loan facility. Each tranche is to be repaid in 33 equal monthly payments of principal, plus accrued interest, after the interest only period. An additional payment of 2.9% of the original principal amount of each tranche will be due at the same time as the last loan payment for the tranche. The first tranche of $6.2 million matures on March 1, 2016. The second tranche of $3.0 million matures on May 1, 2016. The $9.2 million term loan is collateralized by a blanket lien on all corporate assets, excluding our intellectual property, and by a negative pledge on our intellectual property. In connection with the funding of the first tranche of $6.2 million, we issued to the lenders 10-year warrants to purchase an aggregate of 964,605 shares of Series C preferred stock with an exercise price of $0.2571 per share. In connection with the funding of the second tranche of $3.0 million, the warrant we issued to Silicon Valley Bank automatically became exercisable for an additional 233,372 shares of Series C preferred stock. In addition, we issued to Oxford Finance a 10-year warrant to purchase an additional 233,372 shares of Series C preferred stock with an exercise price of $0.2571 per share. Upon completion of the IPO the warrants issued in connection with first and the second tranches became exercisable for an aggregate of 49,356 shares of our common stock at an exercise price of $7.46 per share and the related warrant liability was reclassified to additional paid-in capital.

The following table summarizes our sources and uses of cash for each of the periods set forth below (in thousands):

	Nine months ended September 30,
	2013	2012
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(15,303)	$(14,192)
Net cash used in investing activities	(43)	(20)
Net cash provided by (used in) financing activities	74,099	(1,494)

Net increase (decrease) in cash and cash equivalents	$58,753	(15,706)

During the nine months ended September 30, 2013 and 2012, our operating activities used net cash of $15.3 million and $14.2 million, respectively. The use of net cash in both periods primarily resulted from our net losses and changes in our working capital accounts. The increase in net cash used in operations for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was due primarily to higher operating expenses during the nine months ended September 30, 2013 of $25.9 million as compared to $15.7 million for the nine months ended September 30, 2012.

During the nine months ended September 30, 2013 and 2012, our investing activities used net cash of $43,000 and $20,000, respectively. The use of net cash in both periods primarily resulted from purchases of property, plant and equipment to facilitate our increased research and development activities and increased headcount. The increase in net cash used in investing activities for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was due to an increase in equipment purchased during the nine months ended September 30, 2013 compared to the comparable time period in the prior year.

During the nine months ended September 30, 2013 and 2012, our net cash provided by (used in) financing activities was $74.1 million and $(1.5) million, respectively. The net cash provided by financing activities during the nine months ended September 30, 2013 was primarily related to IPO proceeds of $73.8 million and $3.0 million in borrowings that we made under our debt facility with Silicon Valley Bank and Oxford Finance, partially offset by repayments on our debt facility of $2.7 million. The net cash used in financing activities during the nine months ended September 30, 2012 was primarily due to $1.5 million in repayments that we made in 2012 under our debt facility with Silicon Valley Bank and Oxford Finance.

Operating Capital Requirements

We expect to incur increasing operating losses for at least the next several years as we continue our ongoing Phase 3 clinical trial of eravacycline for the treatment of patients with cIAI, commence our planned Phase 3 clinical trial of eravacycline for the treatment of patients with cUTI, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. We may not be able to complete the development and initiate commercialization of eravacycline or our other product candidates if, among other things, our preclinical research and clinical trials are not successful, the FDA or the European Medicines Agency does not approve eravacycline or our other product candidates when we expect, or at all, or funding under the NIAID Contract, the NIAID Grant or the BARDA Contract is discontinued.

We believe that our existing cash and cash equivalents, together with the net proceeds of the follow-on offering we completed in November 2013, will be sufficient to fund our operations through at least the end of 2015 and enable us to obtain top-line data from our ongoing Phase 3 clinical trial of eravacycline for the treatment of cIAI and our planned Phase 3 clinical trial of eravacycline for the treatment of cUTI and to submit an NDA to the FDA for eravacycline. We expect that these funds will not, however, be sufficient to enable us to commercially launch eravacycline. As a result, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing, design and costs of our ongoing Phase 3 clinical trial of eravacycline for the treatment of cIAI and our planned Phase 3 clinical trial of eravacycline for the treatment of cUTI;

•	the timing and costs of developing eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections;

•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our other product candidates and potential product candidates;

•	the amount of funding that we receive under our subcontracts under the BARDA Contract and the NIAID Contract and under our subaward under the NIAID Grant, and the activities funded under the BARDA Contract, the NIAID Contract and the NIAID Grant;

•	the number and characteristics of product candidates that we pursue;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the costs of commercialization activities for eravacycline and other product candidates if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of marketing approval revenue received from commercial sales of eravacycline;

•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;

•	the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including milestone and royalty payments and patent prosecution fees that we are obligated to pay to Harvard pursuant to our license agreement;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and

•	the extent to which we in-license or acquire other products and technologies.

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

Contractual Obligations

During the nine months ended September 30, 2013, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Prospectus, which was filed with the SEC on November 7, 2013 pursuant to Rule 424(b)(4), except as follows:

On February 28, 2013, we borrowed $3.0 million under our debt facility with Silicon Valley Bank and Oxford Finance, or the 2012 Term B Loan. The 2012 Term B Loan bears interest at 9% per annum. We were only required to pay interest (and not principal) for the first six months following the borrowing date of the 2012 Term B Loan and the 2012 Term B Loan is to be repaid in 33 equal monthly payments of principal, plus accrued interest, after the interest only period. An additional payment of 2.90% of the original principal amount of the 2012 Term B Loan will be due at the same time as the last loan payment of the 2012 Term B Loan. In connection with the 2012 Term B Loan, a warrant, previously issued by us to Silicon Valley Bank, became exercisable for an additional 233,372 shares of Series C preferred stock. In addition, we issued a 10-year warrant to Oxford Finance to purchase an additional 233,372 shares of Series C preferred stock at an exercise price of $0.2571. Upon the completion of the IPO, these warrants were converted into warrants to purchase 16,094 common shares at a price of $7.46 per share.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, No. 2013-02, Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, or ASU 2013-02. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under United States generally accepted accounting principles to be reclassified to net income in its entirety in the same reporting period.

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

There have not been any material changes to our exposure to market risk during the nine-month period ended September 30, 2013. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of the Prospectus.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We have incurred annual net operating losses in every year since our inception. Our net loss was $21.6 million for the year ended December 31, 2011, $15.1 million for the year ended December 31, 2012 and $18.3 million for the nine months ended September 30, 2013. As of September 30, 2013, we had a deficit accumulated during the development stage of $108.4 million. We have not generated any product revenues and have financed our operations primarily through the public offering and private placements of our equity securities, debt financings and revenue from U.S. government awards. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect that our expenses will increase substantially as we continue our ongoing Phase 3 clinical trial of our lead product candidate, eravacycline, for the treatment of patients with complicated intra-abdominal infections, or cIAI, commence our planned Phase 3 clinical trial of eravacycline for the treatment of patients with complicated urinary tract infections, or cUTI, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. If we obtain marketing approval of eravacycline, we also expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Our expenses also will increase if and as we:

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

We may be unable to develop and commercialize eravacycline or any other product candidate and, even if we do, may never achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business or continue our operations. A decline in the value of our company could cause our stockholders to lose all or part of their investment in us.

We expect that we will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect that our expenses will increase substantially as we continue our ongoing Phase 3 clinical trial of eravacycline for the treatment of patients with cIAI, commence our planned Phase 3 clinical trial of eravacycline for the treatment of patients with cUTI, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. We expect that the total external costs of our ongoing Phase 3 clinical trial of eravacycline for the treatment of cIAI and our planned Phase 3 clinical trial of eravacycline for the treatment of cUTI will be approximately $55.0 million. If we obtain marketing approval for eravacycline or any other product candidate that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing.

We believe that our existing cash and cash equivalents, together with the net proceeds of the follow-on offering we completed in November 2013, will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2015 and obtain top-line data from our ongoing Phase 3 clinical trial of eravacycline for the treatment of cIAI and our planned Phase 3 clinical trial of eravacycline for the treatment of cUTI and to submit a new drug application, or NDA, to the FDA for eravacycline. We expect that these funds will not, however, be sufficient to enable us to commercially launch eravacycline. As a result, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

These estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. It is also possible that we will not achieve the progress that we expect with respect to eravacycline because the actual costs and timing of clinical development activities are difficult to predict and are subject to substantial risks and delays.

Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the timing, design and costs of our ongoing Phase 3 clinical trial of eravacycline for the treatment of cIAI and our planned Phase 3 clinical trial of eravacycline for the treatment of cUTI;

•	the timing and costs of developing eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections;

•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our other product candidates and potential product candidates;

•	the amount of funding that we receive under our subcontracts awarded to us by our collaborator CUBRC, Inc., or CUBRC, under its government contracts with the Biomedical Advanced Research and Development Authority, or BARDA, and with the National Institutes of Health’s, or NIH’s, National Institute of Allergy and Infectious Diseases, or NIAID, and under our subaward from CUBRC under its grant from NIAID, and the activities funded under these contracts;

•	the number and characteristics of product candidates that we pursue;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the costs of commercialization activities for eravacycline and other product candidates if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	revenue received from commercial sales of eravacycline, subject to receipt of marketing approval;

•	the terms and timing of any future collaborations, licensing or other arrangements that we may establish;

•	the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including milestone and royalty payments and patent prosecution fees that we are obligated to pay to Harvard pursuant to our license agreement;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims;

•	the costs of operating as a public company; and

•	the extent to which we in-license or acquire other products and technologies.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Currently, our only external source of funds is funding under subcontracts and a subaward awarded to us by CUBRC pursuant to government contracts from BARDA and NIAID and a grant from NIAID. Although the BARDA contract, and our subcontract with CUBRC under the BARDA contract, have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is $15.6 million from the initial contract date through April 30, 2015, of which $10.1 million had been received through September 30, 2013.

Similarly, although the NIAID contract and our subcontract with CUBRC under the NIAID contract have five-year terms, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond September 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID contract is $7.5 million, of which $3.8 million had been received through September 30, 2013. In addition, although the NIAID grant has a term of five years and our subaward from CUBRC has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond May 31, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subaward with respect to the NIAID grant is $0.7 million from the initial grant date through May 31, 2016, of which $0.5 million had been received through September 30, 2013.

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

To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interest of our stockholders may be materially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect their rights. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. For example, our debt facility with Silicon Valley Bank and Oxford Finance contains restrictive covenants that, subject to certain exceptions, prohibit us from transferring all or any part of our business or property, changing our business, liquidating or dissolving, merging with or acquiring another entity, entering into a transaction that will result in a change of control, incurring additional indebtedness, creating any lien on our property, paying dividends, entering into material transactions with affiliates, changing key management or adding new offices or business locations. Future debt securities or other financing arrangements could contain similar or more restrictive negative covenants. In addition, securing additional financing would require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

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

Successful development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, would be subject to these same risks.

If we are unable to develop, receive marketing approval for, or successfully commercialize eravacycline, or experience delays as a result of any of these matters or otherwise, our business could be materially harmed.

If clinical trials of eravacycline or of any other product candidate that we advance to clinical trials fail to demonstrate safety and efficacy to the satisfaction of the FDA or comparable foreign regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of eravacycline or any other product candidate.

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

The clinical development of eravacycline and other product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to achieve efficacy in a trial or across a broad population of patients, the occurrence of severe adverse events, failure to comply with protocols or applicable regulatory requirements, and determination by the FDA or any comparable foreign regulatory authority that a drug product is not approvable. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, although eravacycline achieved favorable results in our Phase 2 trial in cIAI, we may nonetheless fail to achieve success in our pivotal Phase 3 program for eravacycline. We have not previously conducted a clinical trial to evaluate eravacycline in treating cUTI and have not tested any oral formulation of eravacycline in any clinical trial designed to evaluate its therapeutic efficacy in any indication. Moreover, the primary endpoint we are using for our ongoing Phase 3 clinical trial of eravacycline for the treatment of cIAI differs from the primary endpoint we successfully achieved in our Phase 2 trial in cIAI. The primary endpoint of this Phase 3 clinical trial is clinical response in the microbiological intent-to-treat patient population, which includes all randomized patients who have baseline bacterial pathogens that cause cIAI and against which the dosed eravacycline or ertapenem has antibacterial activity, at the test-of-cure visit 25 to 31 days after the initial dose of treatment. Our Phase 2 primary endpoint was clinical response at the test-of-cure visit that took place ten to 14 days after the last dose of the drug was administered (approximately 16 to 21 days after randomization) in microbiologically evaluable patients, a narrower patient population. Clinical response was defined as complete resolution or significant improvement of signs or symptoms of infection with no further systemic antibiotic treatment required.

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

In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. In the case of our clinical trials, results may differ on the basis of the type of bacteria with which patients are infected. We cannot be certain that any Phase 2, Phase 3 or other clinical trials that we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidates.

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

Our product development costs will also increase if we experience delays in testing or marketing approvals and we may be required to obtain additional funds to complete clinical trials. We cannot be certain that our clinical trials will begin as planned or be completed on schedule, if at all, or that we will not need to restructure our trials after they have begun. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business and results of operations. In addition, many of the factors that cause, or lead to, clinical trial delays may ultimately lead to the denial of regulatory approval of eravacycline or any other product candidate.

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

The inclusion and exclusion criteria for our ongoing Phase 3 clinical trial of eravacycline for the treatment of cIAI and our planned Phase 3 clinical trial of eravacycline for the treatment of cUTI may adversely affect our enrollment rates for patients in these trials. In addition, many of our competitors also have ongoing clinical trials for product candidates that treat the same indications as eravacycline, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

Serious adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, an institutional review board, or regulatory authorities to interrupt, delay or halt our clinical trials and could result in a more restrictive label, the imposition of distribution or use restrictions or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. If eravacycline or any of our other product candidates are associated with serious adverse events or undesirable side effects or have properties that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound.

In our clinical trials of eravacycline, some treatment-related adverse events have been reported. The most common treatment-related adverse events observed in clinical trials of eravacycline have been nausea and vomiting. Additional adverse events, undesirable side effects or other unexpected properties of eravacycline or any of our other product candidates could arise or become known either during clinical development or, if approved, after the approved product has been marketed. If such an event occurs during development, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, eravacycline or our other product candidates. If such an event occurs after eravacycline or such other product candidates are approved, a number of potentially significant negative consequences may result, including:

•	regulatory authorities may withdraw the approval of such product;

•	regulatory authorities may require additional warnings on the label or impose distribution or use restrictions;

•	regulatory authorities may require one or more postmarket studies;

•	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.

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

We have never commercialized a product candidate for any indication. Even if eravacycline or any other product candidates that we develop are approved by the appropriate regulatory authorities for marketing and sale, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If physicians, rightly or wrongly, associate our product candidates with antibiotic resistance issues of other products of the same class, physicians might not prescribe our product candidates for treating a broad range of infections. If eravacycline or any other product candidate that we develop does not achieve an adequate level of market acceptance, we may not generate significant product revenues and, therefore, we may not become profitable. The degree of market acceptance of eravacycline, if approved, or any other product candidate that is approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of the product;

•	the potential advantages of the product compared to alternative treatments;

•	the prevalence and severity of any side effects;

•	the clinical indications for which the product is approved;

•	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling or an approved risk evaluation and mitigation strategy;

•	our ability to offer the product for sale at competitive prices;

•	the product’s convenience and ease of administration compared to alternative treatments, including, in the case of eravacycline, the availability of the oral formulation that we are developing for use in intravenous-to-oral step-down therapy;

•	the willingness of the target patient population to try, and of physicians to prescribe, the product;

•	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular infections;

•	the strength of marketing and distribution support;

•	the approval of other new products for the same indications;

•	the timing of market introduction of our approved products as well as competitive products;

•	the cost of treatment in relation to alternative treatments;

•	availability and level of coverage and amount of reimbursement from government payors, managed care plans and other third party payors;

•	the effectiveness of our sales and marketing efforts;

•	adverse publicity about the product or favorable publicity about competitive products; and

•	the development of resistance by bacterial strains to the product.

In addition, the potential market opportunity for eravacycline is difficult to estimate. Our estimates of the potential market opportunity are predicated on several key assumptions such as industry knowledge and publications, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain and the reasonableness of these assumptions has not been assessed by an independent source. If any of the assumptions proves to be inaccurate, then the actual market for eravacycline could be smaller than our estimates of the potential market opportunity. If the actual market for eravacycline is smaller than we expect, or if the product fails to achieve an adequate level of acceptance by physicians, health care payors and patients, our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability.

If we are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing eravacycline or such other product candidates that we develop if and when eravacycline or any other product candidates are approved.

We do not have a sales, marketing or distribution infrastructure and have no experience in the sales, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. We intend to develop and build a commercial organization in the United States and recruit experienced sales, marketing and distribution professionals, which will require substantial resources, will be time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization costs. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. In addition, we may not be able to hire a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we intend to target. If we are unable to establish a sales force and marketing and distribution capabilities, our operating results may be adversely affected.

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

We plan to commercialize eravacycline outside the United States with the assistance of collaborators. As a result of entering into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues to us may be lower than if we were to directly market and sell products in those markets. Furthermore, we may be unsuccessful in entering into the necessary arrangements with third parties or may be unable to do so on terms that are favorable to us. In addition, we likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively.

If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

We face substantial competition from other pharmaceutical and biotechnology companies and our operating results may suffer if we fail to compete effectively.

The development and commercialization of new drug products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to eravacycline and our other product candidates that we may seek to develop or commercialize in the future. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of multi-drug resistant infections. Potential competitors also include academic institutions, government agencies and other public and private research organizations. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective or less costly than eravacycline or any other product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete or noncompetitive.

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

There are also a number of products in clinical development by third parties to treat multi-drug resistant infections, including ceftazidime/avibactam, which is being developed by AstraZeneca, and ceftolozane/tazobactam, which is being developed by Cubist. If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than we do, it could result in our competitors establishing a strong market position before we are able to enter the market.

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

Even if we are able to commercialize eravacycline or any other product candidate that we develop, the product may become subject to unfavorable pricing regulations, third-party payor coverage and reimbursement policies or healthcare reform initiatives that could harm our business.

Marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

Our ability to commercialize eravacycline or any other product candidate will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government authorities, private health insurers, health maintenance organizations and other third-party payors. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. As a result, government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability to sell our product candidates profitably.

There may also be delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the indications for which the drug is approved by the FDA or comparable foreign regulatory authorities. Increasingly, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. Moreover, obtaining coverage does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Reimbursement rates may vary, by way of example, according to the use of the drug and the clinical setting in which it is used. Reimbursement rates may also be based in part on existing reimbursement amounts for lower cost drugs or may be bundled into the payments for other services.

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

Although we maintain general liability insurance of $6 million in the aggregate and clinical trial liability insurance of $6 million in the aggregate for eravacycline, this insurance may not fully cover potential liabilities that we may incur. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. We will need to increase our insurance coverage if and when we begin selling eravacycline or any other product candidate that receives marketing approval. In addition, insurance coverage is becoming increasingly expensive. If we are unable to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of our product candidates, which could adversely affect our business, financial condition, results of operations and prospects.

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

Collaborations involving our product candidates may pose a number of risks, including the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•	collaborators may not perform their obligations as expected or in compliance with applicable regulatory requirements;

•	collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•	product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

•	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;

•	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

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

Our reliance on these third parties for clinical development activities limits our control over these activities but we remain responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards. For example, notwithstanding the obligations of a contract research organization for a trial of one of our product candidates, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as current Good Clinical Practices, or cGCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and institutional review boards. If we or our third party contractors fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our product candidates, which would delay the regulatory approval process. We cannot be certain that, upon inspection, the FDA will determine that any of our clinical trials comply with cGCPs. We are also required to register clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We do not currently have nor do we plan to build the internal infrastructure or capability to manufacture eravacycline or our other product candidates for use in the conduct of our clinical trials or for commercial supply. We currently rely on and expect to continue to rely on third-party contract manufacturers to manufacture clinical supplies of eravacycline and our other product candidates, and we expect to rely on third party contract manufacturers to manufacture commercial quantities of any product candidate that we commercialize following approval for marketing by applicable regulatory authorities. Reliance on third-party manufacturers entails risks, including:

•	manufacturing delays if our third-party manufacturers give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreement between us;

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us;

•	the possible breach of the manufacturing agreement by the third party;

•	the failure of the third-party manufacturer to comply with applicable regulatory requirements; and

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how.

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

Third-party manufacturers are required to comply with cGMPs and similar regulatory requirements outside the United States. Facilities used by our third-party manufacturers must be inspected by the FDA after we submit an NDA and before potential approval of the product candidate. Similar regulations apply to manufacturers of our product candidates for use or sale in foreign countries. We do not control the manufacturing process and are completely dependent on our third-party manufacturers for compliance with the applicable regulatory requirements for the manufacture of our product candidates. If our manufacturers cannot successfully manufacture material that conforms to the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, they will not be able to secure the applicable approval for their manufacturing facilities. If these facilities are not approved for commercial manufacture, we may need to find alternative manufacturing facilities, which could result in delays in obtaining approval for the applicable product candidate. In addition, our manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. Failure by any of our manufacturers to comply with applicable cGMPs or other regulatory requirements could result in sanctions being imposed on us or the contract manufacturer, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of approvals, operating restrictions, interruptions in supply and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates and have a material adverse impact on our business, financial condition and results of operations.

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

As a U.S. government contractor, we are subject to financial audits and other reviews by the U.S. government of our costs and performance on their contracts, as well as our accounting and general business practices related to these contracts. Based on the results of its audits, the government may adjust our contract-related costs and fees, including allocated indirect costs. Although adjustments arising from government audits and reviews have not had a material adverse effect on our financial condition or results of operations in the past, we cannot be certain that future audits and reviews will not have those effects.

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

Our pending and future patent applications may not result in patents being issued that protect our technology or product candidates, in whole or in part, or that effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

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

We are not permitted to market our product candidates in the United States until we receive approval of an NDA from the FDA. We have not submitted an NDA for any of our product candidates. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and efficacy for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product candidate. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. The FDA review process typically takes years to complete. The FDA has substantial discretion in the approval process and may refuse to accept for filing any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Foreign regulatory authorities have differing requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining marketing approval for marketing of a product candidate in one country does not ensure that we will be able to obtain marketing approval in other countries, but the failure to obtain marketing approval in one jurisdiction could negatively impact our ability to obtain marketing approval in other jurisdictions. Delays in approvals or rejections of marketing applications in the United States or foreign countries may be based upon many factors, including regulatory requests for additional analyses, reports, data and studies, regulatory questions regarding, or different interpretations of, data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding product candidates or related products. The FDA or other regulatory authorities may determine that eravacycline or any other product candidate that we develop is not effective, or is only moderately effective, or has undesirable or unintended side effects, toxicities, safety profile or other characteristics that preclude marketing approval or prevent or limit commercial use. In addition, any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. If we experience delays in obtaining approval or if we fail to obtain approval of eravacycline or any other product candidate that we develop, the commercial prospects for eravacycline or such other product candidate may be harmed and our ability to generate revenues will be materially impaired.

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

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, it may impose restrictions on that product or us. In addition, if any product fails to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning or untitled letters;

•	mandate modifications to promotional materials or require provision of corrective information to healthcare practitioners;

•	impose restrictions on the product or its manufacturers or manufacturing processes;

•	impose restrictions on the labeling or marketing of the product;

•	impose restrictions on product distribution or use;

•	require post-marketing clinical trials;

•	require withdrawal of the product from the market;

•	refuse to approve pending applications or supplements to approved applications that we submit;

•	require recall of the product;

•	require entry into a consent decree, which can include imposition of various fines (including restitution or disgorgement of profits or revenue), reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•	suspend or withdraw marketing approvals;

•	refuse to permit the import or export of the product;

•	seize or detain supplies of the product; or

•	issue injunctions or impose civil or criminal penalties.

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Our future arrangements with third-party payors, healthcare professionals and customers who purchase, recommend or prescribe our product candidates will be subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. These laws and regulations include, for example, the false claims and anti-kickback statutes and regulations. At such time as we market, sell and distribute any products for which we obtain marketing approval, it is possible that our business activities could be subject to challenge under one or more of these laws and regulations. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•	the federal Anti-Kickback Statute, among other things, prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federally funded healthcare programs such as Medicare and Medicaid;

•	the federal False Claims Act imposes criminal and civil penalties, which can be enforced by private citizens through civil whistleblower and qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and creates federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, requires manufacturers of covered drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests; and

•	analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or track and report gifts, compensation and other remuneration provided to physicians and other health care providers; and state and foreign laws that govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, which complicates compliance efforts.

We will be required to spend substantial time and money to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations. Even then, governmental authorities may conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. Recent healthcare reform legislation has strengthened these federal and state healthcare laws. For example, the ACA amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of these statutes or a specific intent to violate them. In addition, the ACA provides that the government may assert that a claim that includes items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the False Claims Act. If governmental authorities find that our operations violate any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and we may be required to curtail or restructure our operations. Moreover, we expect that there will continue to be federal and state laws and regulations, proposed and implemented, that could impact our operations and business. The extent to which future legislation or regulations, if any, relating to healthcare fraud and abuse laws or enforcement, may be enacted or what effect such legislation or regulation would have on our business remains uncertain.

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

In March 2010, the ACA became law in the United States with the goals of broadening access to health insurance, reducing or constraining the growth of healthcare spending, enhancing remedies against fraud and abuse, adding new transparency requirements for health care and health insurance industries and imposing additional health policy reforms. Further, the new law includes annual fees to be paid by manufacturers for certain branded prescription drugs, requires manufacturers to participate in a discount program for certain outpatient drugs under Medicare Part D, increases manufacturer rebate responsibilities under the Medicaid Drug Rebate Program for outpatient drugs dispensed to Medicaid recipients, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for line extensions and for drugs that are inhaled, infused, instilled, implanted or injected and expands oversight and support for the federal government’s comparative effectiveness research of services and products.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2012, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 which reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Our stock price may be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the prices they paid for it. The market price for our common stock may be influenced by many factors, including:

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

An active trading market for our common stock may not be sustained, and investors may not be able to resell their shares at or above the prices they paid.

Although we have listed our common stock on The NASDAQ Global Market, an active trading market for our common stock may not be sustained. In the absence of an active trading market for our common stock, investors may not be able to sell their common stock at or above the prices at which they acquired their shares or at the times that they would like to sell. An inactive trading market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

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

As a newly public company we are incurring, and, particularly after we are no longer an “emerging growth company,” we expect that we will incur further, significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Of the 25,176,298 shares of our common stock outstanding on November 13, 2013, 3,681,196 shares are subject to a 90-day contractual lock-up with the underwriters for our follow-on public offering. These restrictions are due to expire on February 4, 2014, resulting in these shares becoming eligible for public sale on February 5, 2014 if they are registered under the Securities Act of 1933, as amended, which we refer to as the Securities Act, or if they qualify for an exemption from registration under the Securities Act, including under Rules 144 or 701. Moreover, holders of a substantial portion of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

In addition, as of November 13, 2013, there were 2,819,923 shares subject to outstanding options under our equity incentive plans, all of which shares we have registered under the Securities Act on a registration statement on Form S-8. These shares, once vested and issued upon exercise, will be able to be freely sold in the public market, subject to volume limits applicable to affiliates and the lock-up agreements described above, to the extent applicable. Furthermore, as of September 30, 2013, there were 104,107 shares subject to outstanding warrants. These shares will become eligible for sale in the public market to the extent such warrants are exercised and to the extent permitted by the lock-up agreements and Rule 144 under the Securities Act.

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

Our executive officers and directors, and their affiliates, if they choose to act together, have the ability to significantly influence all matters submitted to stockholders for approval.

As of November 13, 2013, our executive officers and directors, and stockholders affiliated with our executive officers and directors, beneficially owned in the aggregate shares representing approximately 17% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Provisions in our corporate charter and our by-laws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(b) Use of Proceeds from Public Offering of Common Stock

We effected the initial public offering of our common stock through a Registration Statement on Form S-1 (File No. 333-186574) that was declared effective by the Securities and Exchange Commission on March 19, 2013. On March 25, 2013, we completed the sale of 10,714,286 shares of common stock in our initial public offering at a price to the public of $7.00 per share, resulting in net proceeds to us of $68.0 million after deducting underwriting discounts and commissions of $4.4 million and offering costs of $2.5 million. In addition, we granted the underwriters a 30-day option to purchase up to 1,607,143 additional shares of common stock at the initial public offering price to cover over allotments, if any. On April 12, 2013, we completed the additional sale of 797,792 shares of common stock under this option at a price to the public of $7.00 per share, resulting in net proceeds to us of $5.2 million after deducting underwriting discounts and commissions of $0.4 million. The offering commenced on March 19, 2013 and terminated before the sale of all of the securities registered in the offering. Barclays Capital Inc. and BMO Capital Markets Corp. acted as joint book-running managers for the offering and Stifel, Nicolaus & Company, Incorporated, JMP Securities LLC and Needham & Company, LLC acted as co-managers of the offering. There were no selling stockholders in the offering.

The aggregate net offering proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $73.2 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

As of September 30, 2013, we estimate that we have used approximately $8.6 million of the net proceeds from the initial public offering to fund the clinical development of eravacycline and for working capital and other general corporate purposes. We hold the unused proceeds from the offering in cash and money market funds. There has been no material change in our planned use of proceeds from the initial public offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on March 20, 2013.

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

Date: November 14, 2013	TETRAPHASE PHARMACEUTICALS, INC.

	By:	/s/ David C. Lubner
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