Form 10-K
period 2013-12-31
TETRAPHASE PHARMACEUTICALS INC
filed 2014-03-06
CIK 1373707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-34655

TETRAPHASE PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3581650
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

480 Arsenal Street, Suite 110

Watertown, Massachusetts 02472

(Address of Principal Executive Offices) (zip code)

Registrant’s telephone number, including area code: (617) 715-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share (“Common Stock”), held by non-affiliates of the registrant, based on the last reported sale price of the Common Stock on the NASDAQ Global Market at the close of business on June 28, 2013, was $119,444,895. For purposes hereof, shares of Common Stock held by each executive officer and director of the registrant and entities affiliated with such executive officers and directors have been excluded from the foregoing calculation because such persons and entities may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock as of February 28, 2014: 25,790,396

Documents incorporated by reference:

Portions of our definitive proxy statement for our 2014 annual meeting of stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

TETRAPHASE PHARMACEUTICALS, INC.

References to Tetraphase

Throughout this annual report on Form 10-K, the “Company,” “Tetraphase,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Tetraphase Pharmaceuticals, Inc. and its consolidated subsidiary, and “our board of directors” refers to the board of directors of Tetraphase Pharmaceuticals, Inc.

Forward-Looking Information

This annual report on Form 10-K contains forward-looking statements regarding, among other things, our future discovery and development efforts, our future operating results and financial position, our business strategy, and other objectives for our operations. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. You also can identify them by the fact that they do not relate strictly to historical or current facts. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our drug discovery and clinical development activities, decisions made by the U.S. Food and Drug Administration and other regulatory authorities with respect to the development and commercialization of our drug candidates, our ability to obtain, maintain and enforce intellectual property rights for our drug candidates, our ability to obtain any necessary financing to conduct our planned activities, and other risk factors. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this annual report on Form 10-K, particularly in the section entitled “Risk Factors” in Part I that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make. Unless required by law, we do not undertake any obligation to publicly update any forward-looking statements.

PART I

ITEM 1.	Business

Overview

We are a clinical stage biopharmaceutical company using our proprietary chemistry technology to create novel antibiotics for serious and life-threatening multidrug-resistant infections. Our lead product candidate, eravacycline, is a fully synthetic tetracycline derivative that we are developing as a broad-spectrum intravenous and oral antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including multidrug-resistant Gram-negative infections. We initiated a Phase 3 clinical trial of eravacycline with intravenous administration for the treatment of complicated intra-abdominal infections, or cIAI, during the third quarter of 2013. We also initiated and are currently screening patients for a second Phase 3 clinical trial of eravacycline for the treatment of complicated urinary tract infections, or cUTI, with intravenous-to-oral step-down therapy, during the first quarter of 2014. We expect to have top-line data from the Phase 3 cIAI clinical trial in the first quarter of 2015, data from a lead-in portion of the Phase 3 cUTI clinical trial in mid-2014 and top-line data from the Phase 3 cUTI clinical trial in mid-2015. Consistent with draft guidance issued by the United States Food and Drug Administration, or FDA, with respect to the development of antibiotics for cIAI and our discussions with the FDA, we expect that positive results from these two Phase 3 clinical trials would be sufficient to support submission of a new drug application, or NDA, for eravacycline in the treatment of cIAI and cUTI. If we complete the Phase 3 clinical trials of eravacycline when we anticipate and the trials are successful, we expect to submit an NDA to the FDA in the second half of 2015 and a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, in the first half of 2016.

In our Phase 2 clinical trial of eravacycline monotherapy for the treatment of cIAI, eravacycline administered intravenously and dosed once or twice per day demonstrated a favorable safety and tolerability profile and a high cure rate, including against multidrug-resistant Gram-negative, Gram-positive and anaerobic bacteria. In in vitro experiments, eravacycline has demonstrated the ability to cover a wide variety of multidrug-resistant Gram-negative, Gram-positive, anaerobic and atypical bacteria, including multidrug-resistant Klebsiella pneumoniae, the species of Gram-negative bacteria that killed seven patients at the Clinical Center of the National Institutes of Health in 2012. Multidrug-resistant Klebsiella pneumoniae is one of the carbapenem-resistant Enterobacteriaceae listed as an urgent threat by the Centers for Disease Control and Prevention, or CDC, in a September 2013 report. Gram-negative bacteria that are resistant to all available antibiotics are increasingly common and a growing threat to public health. We believe that the ability of eravacycline to cover multidrug-resistant Gram-negative bacteria, as well as multidrug-resistant Gram-positive, anaerobic and atypical bacteria, and its potential for intravenous-to-oral step-down therapy, will enable eravacycline to become the drug of choice for first-line empiric treatment of a wide variety of serious and life-threatening infections. The FDA has designated the intravenous formulation of eravacycline as a qualified infectious disease product, making it eligible for fast track designation and priority review by the FDA as well as an additional five years of U.S. market exclusivity if eravacycline receives marketing approval from the FDA.

The tetracycline class of antibiotics has been used successfully for more than 50 years. Unlike our tetracycline compounds, all tetracyclines on the market and under development of which we are aware are produced semi-synthetically, first in bacteria and then modified in a limited number of ways by available chemistry. These conventional methods have only been able to produce tetracycline antibiotics with limited chemical diversity, making it difficult for conventional technology to create tetracycline antibiotics that address a wide variety of multidrug-resistant bacteria. In part, because of the challenges in creating novel tetracycline molecules, only one tetracycline antibiotic has been developed and approved by the FDA for sale in the United States in the past 30 years.

We believe that our proprietary chemistry technology, licensed from Harvard University on an exclusive worldwide basis and enhanced by us, represents a significant innovation in the creation of tetracycline drugs that has the potential to reinvigorate the clinical and market potential of the class. Our proprietary chemistry technology makes it possible to create novel tetracycline antibiotics using a practical, fully synthetic process for what we believe is the first time. This fully synthetic process avoids the limitations of bacterially derived tetracyclines and allows us to chemically modify many positions in the tetracycline scaffold, including most of the positions that we believe could not practically be modified by any previous method. Using our proprietary chemistry technology, we can create a wider variety of tetracycline-based compounds than was previously possible, enabling us to pursue novel tetracycline derivatives for the treatment of multidrug-resistant bacteria that are resistant to existing tetracyclines and other classes of antibiotic products. To date, we have used our proprietary chemistry technology to create more than 3,000 new tetracycline derivatives that we believe could not be practically created with conventional methods. We own exclusive worldwide rights to these compounds and our technology.

We have designed our Phase 3 program for eravacycline to enable us to position eravacycline as a first-line empiric monotherapy for the treatment of cIAI and cUTI due to eravacycline’s broad-spectrum coverage of multidrug-resistant infections, including multidrug-resistant Gram-negative infections. Our program is consistent with the draft guidance issued by the FDA for drug development for cIAI and cUTI. The cIAI guidance indicates that, for companies developing a drug for cIAI and an additional indication caused by similar bacterial pathogens, such as cUTI, a single trial in cIAI and a single trial in that additional indication could be sufficient to provide evidence of effectiveness in both indications.

In the third quarter of 2013, we initiated a global, multi-center, randomized, double-blind, double-dummy Phase 3 clinical trial to assess the efficacy, safety and pharmacokinetics of eravacycline compared to ertapenem in patients with cIAI. We plan to enroll 536 patients in the trial at approximately 100 clinical sites worldwide. These patients will be randomized into two arms on a 1:1 basis. Patients in the eravacycline arm will receive 1.0 mg/kg of eravacycline administered intravenously twice per day. Patients in the ertapenem arm will receive 1.0 g of ertapenem administered intravenously once per day. We have designed the trial as a non-inferiority study. The primary endpoint of the trial is clinical response at the test-of-cure visit in the microbiological intent-to-treat, or micro-ITT, patient population in the trial. The micro-ITT population consists of all randomized patients in the trial who have baseline bacterial pathogens that cause cIAI and against which the dosed eravacycline has antibacterial activity.

In the first quarter of 2014, we initiated and are currently screening patients for a two-part, multi-center, randomized, double-blind clinical trial to assess the efficacy and safety of eravacycline compared with levofloxacin in the treatment of cUTI. We plan to enroll 120 patients in the lead-in portion of the trial. These patients will be randomized into three arms on a 1:1:1 basis receiving 1.5 mg/kg of eravacycline intravenously every 24 hours followed by 200 mg of eravacycline orally every 12 hours, 1.5 mg/kg of eravacycline intravenously every 24 hours followed by 250 mg of eravacycline orally every 12 hours or 750 mg of levofloxacin intravenously every 24 hours followed by 750 mg of levofloxacin orally every 24 hours. Following treatment of the 120 patients, we plan to evaluate primary efficacy, safety and tolerability endpoints to determine the dose regimen for eravacycline to be studied in the second portion of the trial. We then plan to enroll 720 patients who will be randomized on a 1:1 basis to receive the selected dose regimen of eravacycline or the levofloxacin dose regimen. We have designed the second portion of the trial as a non-inferiority study. The primary endpoint of the second portion of the trial is clinical and microbiological response in the micro-ITT population approximately seven days after completion of treatment.

In 2011 and 2012, the U.S. government awarded contracts for potential funding of over $100 million for the development of our antibiotic compounds. These awards include a contract for up to $67 million from the Biomedical Advanced Research and Development Authority, or BARDA, an agency of the U.S. Department of Health and Human Services, for the development of eravacycline for the treatment of disease caused by bacterial biothreat pathogens, which we refer to as the BARDA Contract. These awards also include a contract for up to $36 million from the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, for the development of TP-271, a preclinical compound that we are developing for respiratory diseases caused by bacterial biothreat pathogens, which we refer to as the NIAID Contract. These awards were made to CUBRC, Inc., or CUBRC, an independent, not-for-profit, research corporation that specializes in U.S. government-based contracts, with which we are collaborating. CUBRC serves as the prime contractor under these awards, primarily carrying out a program management and administrative role with additional responsibility for the management of preclinical studies. We serve as lead technical expert on all aspects of these awards and also serve as a subcontractor of CUBRC responsible for management of chemistry, manufacturing and control activities and clinical studies. Under our subcontracts with CUBRC, we may receive funding of up to approximately $39.8 million reflecting the portion of the BARDA Contract funding that may be paid to us for our activities, and up to approximately $13.3 million reflecting the portion of the NIAID Contract funding that may be paid to us for our activities. The BARDA Contract includes funding for some of the activities that we would otherwise be required to fund on our own in connection with any NDA filing for eravacycline.

In addition to eravacycline and TP-271, we are pursuing the discovery and development of additional antibiotics to target unmet medical needs, including multidrug-resistant Gram-negative bacteria. Any efforts by us with respect to these programs will be subject to the availability of resources not allocated to our development of eravacycline.

Strategy

Our goal is to become a fully integrated biopharmaceutical company that discovers, develops and commercializes novel antibiotics for use in areas of unmet medical need. Key elements of our strategy include:

•	Complete clinical development of eravacycline in its lead indications and seek regulatory approval. We have completed a Phase 2 clinical trial of the intravenous formulation of eravacycline in patients with cIAI. We are conducting two global Phase 3 clinical trials of eravacycline, one for the treatment of cIAI, which we initiated in the third quarter of 2013, and one for the treatment of cUTI, which we initiated and are currently screening patients for in the first quarter of 2014. We expect to have top-line data from the Phase 3 cIAI clinical trial in the first quarter of 2015, data from the lead-in portion of the Phase 3 cUTI clinical trial in mid-2014 and top-line data from the Phase 3 cUTI clinical trial in mid-2015. If we complete the Phase 3 clinical trials of eravacycline when we anticipate and the trials are successful, we expect to submit an NDA to the FDA in the second half of 2015 and an MAA to the EMA in the first half of 2016.

•	Establish one or more collaborations for the development and commercialization of eravacycline outside the United States. We intend to seek to enter into one or more collaborations for the development and commercialization of eravacycline outside the United States.

•	Maximize the commercial potential of eravacycline. If eravacycline is approved, we intend to directly commercialize eravacycline in the United States with a targeted hospital sales force and to commercialize eravacycline outside the United States through collaboration arrangements. We believe that eravacycline’s broad-spectrum coverage of multidrug-resistant Gram-negative bacteria and other multidrug-resistant bacteria, with the potential for intravenous-to-oral step-down, will allow it to be used to treat patients successfully in hospitals, emergency rooms and out-patient clinic settings.

•	Pursue development of eravacycline in additional indications. We are initially developing eravacycline for the treatment of cIAI and cUTI, and, subject to obtaining additional financing, intend to pursue development of eravacycline for the treatment of additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections following our development of eravacycline for the treatment of cIAI and cUTI. We may pursue these development activities either by ourselves or with collaborators.

•	Opportunistically advance development of other product candidates created using our proprietary chemistry technology. We have used our proprietary chemistry technology to create more than 3,000 new tetracycline derivatives that we believe could not be practically created with conventional methods. We intend to advance our antibiotic product pipeline with differentiated product candidates created using our proprietary chemistry technology and targeting hospital and acute care markets. We may pursue these activities either by ourselves or with collaborators.

Drug-Resistant Antibiotic Market

Physicians commonly prescribe antibiotics to treat patients with acute and chronic infectious diseases that are either known, or presumed, to be caused by bacteria. According to IMS Health, in 2011, approximately $41 billion was spent on antibiotic drugs worldwide, of which almost $9 billion was spent in the United States. The widespread use of antibiotics has resulted in a rapid increase in bacterial infections that are resistant to multiple antibacterial agents. For example, the bacterial pathogen Klebsiella pneumoniae is responsible for roughly 14% of Gram-negative infections in hospital intensive care units. Multidrug-resistant Klebsiella pneumoniae are typically treated with the carbapenem class of antibiotics. However, in recent years, strains resistant to carbapenem antibiotics have emerged and markedly increased the threat posed by Klebsiella pneumoniae, as infections caused by carbapenem-resistant strains have few treatment options.

As a result of the increasing prevalence of such multidrug-resistant bacteria, some antibiotics targeting these bacteria have been highly successful commercially. These include:

•	linezolid, an intravenously and orally administered antibiotic marketed by Pfizer as Zyvox, which had worldwide sales in 2012 of $1.3 billion;

•	levofloxacin, an intravenously and orally administered antibiotic marketed by Ortho-McNeil and Johnson & Johnson as Levaquin, which had worldwide sales in 2012 of $75 million, down from worldwide sales of $1.4 billion in 2010 after losing U.S. market exclusivity in June 2011;

•	meropenem, an intravenously administered antibiotic marketed by AstraZeneca as Merrem, which had worldwide sales in 2012 of $396 million, down from worldwide sales of $817 million in 2010 after losing U.S. market exclusivity in June 2010; and

•	daptomycin, an intravenously administered antibiotic marketed by Cubist Pharmaceuticals, Inc. as Cubicin, which had worldwide sales in 2012 of $860 million.

Bacterial infections are caused by a variety of different types of bacteria and the infections they cause can range from mild to serious, life threatening infections requiring immediate treatment. Bacteria are broadly categorized as Gram-positive, Gram-negative, atypical or anaerobic. Gram-positive bacteria possess a single membrane and a thick cell wall and turn dark-blue or violet when subjected to a laboratory staining method known as Gram’s method. Common causes of Gram-positive bacterial infections include species of Staphylococcus, such as methicillin-resistant Staph aureus, or MRSA, Streptococcus and Enterococcus. Gram-negative bacteria have two membranes with a thin cell wall and, when subjected to Gram’s method of staining, lose the stain or are decolorized. According to The New England Journal of Medicine, the most common cause of Gram-negative infection is Escherichia coli, or E. coli. Less prevalent Gram-negative bacteria strains include species of Acinetobacter, Klebsiella and Pseudomonas. Atypical bacteria, such as Mycoplasma species, have modified cell walls and are neither Gram-positive nor Gram-negative. Anaerobic bacteria, such as Bacteroides species, either cannot grow in the presence of oxygen or do not require oxygen to grow and are classified as either Gram-positive or Gram-negative.

Antibiotics that treat bacterial infections can be classified as broad-spectrum or narrow-spectrum. Antibiotics that are active against a mixture of Gram-positive, Gram-negative and anaerobic bacteria are referred to as broad-spectrum. Antibiotics that are active only against a select subset of bacteria are referred to as narrow-spectrum. Because it usually takes from 24 to 72 hours from the time a specimen is received in the laboratory to definitively diagnose a particular bacterial infection, physicians may be required to prescribe antibiotics for serious infections without having identified the bacteria. As such, effective first-line treatment of serious infections requires the use of broad-spectrum antibiotics with activity against a broad range of bacteria at least until the bacterial infection can be diagnosed.

Many strains of bacteria have mutated over time and have developed resistance to existing drugs, resulting in infections that are increasingly serious or more difficult to treat. These drug-resistant pathogens have become a growing menace to all people, regardless of age, gender or socioeconomic background. They endanger people in affluent, industrial societies like the United States, as well as in less-developed nations. Gram-positive bacteria that have developed resistance to existing drugs include:

•	Streptococcus pneumoniae that cause pneumonia, ear infections, bloodstream infections and meningitis;

•	Staphylococcus aureus that cause skin, bone, lung and bloodstream infections; and

•	Enterococci that are responsible for infections transmitted in healthcare settings.

Gram-negative bacteria that have developed resistance to existing drugs include:

•	Escherichia coli that cause urinary tract, skin and bloodstream infections;

•	Salmonella and Escherichia coli that cause foodborne infections; and

•	Acinetobacter baumannii, Pseudomonas aeruginosa and Klebsiella spp. that are responsible for infections transmitted in healthcare settings.

Broad-spectrum antibiotics are used to treat major hospital infections such as cIAI, cUTI, acute bacterial skin and skin structure infections, or ABSSSI, and acute bacterial pneumonias. Based on an analysis of data from a variety of industry sources, we estimate that the number of patients treated with antibiotics in hospitals in the United States in a year include approximately 1.7 million cIAI patients, 4.0 million cUTI patients and 8.0 million ABSSSI and acute bacterial pneumonia patients. Of these patients, we believe that approximately 45% of cIAI patients, 25% of cUTI patients and 15% of ABSSSI and acute bacterial pneumonia patients have infections caused at least in part by multidrug-resistant Gram-negative bacteria.

According to a September 2013 report of the CDC, each year in the United States, at least two million people acquire serious infections with bacteria that are resistant to one or more of the antibiotics designed to treat those infections. At least 23,000 people die each year as a direct result of these antibiotic-resistant infections, with many more dying from other conditions that are complicated by the occurrence of an antibiotic-resistant infection. These antibiotic-resistant infections add considerable and avoidable costs to the already overburdened U.S. healthcare system. In the same September 2013 report, the CDC noted that the total economic cost of antibiotic infections to the U.S. economy has been estimated to be as high as $20 billion in excess of direct healthcare costs. In addition, the CDC reported that, among all of the bacterial resistance problems, Gram-negative pathogens are particularly worrisome because they are becoming resistant to nearly all drugs that would be considered for treatment, with the most serious Gram-negative infections being healthcare associated and the most common pathogens being Enterobacteriaceae, Pseudomonas aeruginosa and Acinetobacter.

As such, at present, there is an acute need for new drugs to treat multidrug-resistant Gram-negative bacteria. Currently approved products, such as Merrem and Levaquin, are becoming increasingly ineffective against Gram-negative bacteria due to increasing resistance, limiting patients’ treatment options, particularly for patients with multidrug-resistant infections, and few new therapeutic agents are in clinical development.

A survey of infectious disease specialists published in the June 2012 edition of Clinical Infectious Disease rated multidrug-resistant Gram-negative infections as the most important unmet clinical need in current practice. In the survey, 63% of physicians reported treating a patient in the past year whose bacterial infection was resistant to all available antibacterial agents. This resistance was confirmed by the SENTRY Antimicrobial Surveillance Program which evaluated Enterobacteriaceae and Acinetobacter spp., two Gram-negative species of bacteria, from 31 U.S. medical centers from 2005 to 2009. Specifically, the SENTRY Program found that, with respect to the Enterobacteriaceae family of bacteria, 6.8% of the Escherichia coli strains studied and 15.4% of the Klebsiella spp. strains studied exhibited an extended-spectrum beta lactamase, or ESBL, phenotype, and that 22.2% of Enterobacter spp. strains studies were ceftazidime-resistant. ESBLs are enzymes present in certain multidrug-resistant bacteria that destroy classes of beta lactam antibiotics, such as penicillins, cephalosporins and carbapenems. In addition, Klebsiella pneumoniae carbapenemase-, or KPC-, producing bacteria have emerged as a highly drug resistant Gram-negative bacteria associated with mortality rates ranging from 32% to 48%, as compared to 9% to 17% for strains of Klebsiella pneumoniae that are not carbapenem-resistant.

As a further example of the seriousness of the threat of Gram-negative bacteria resistant to all available antibacterial agents, in 2012, the national media including The New York Times, The Wall Street Journal and The Washington Post reported that the Clinical Center of the National Institutes of Health had an outbreak of Gram-negative Klebsiella pneumoniae bacteria strains that were resistant to all available antibiotics that resulted in seven deaths. In addition, there have been numerous reports that physicians have resorted to prescribing colistin to treat Gram-negative bacterial infections resistant to all other drugs. Colistin was discovered in 1949 and has not been widely used for decades because of serious toxicities, including nephrotoxicity. In our Phase 2 cIAI clinical trial, eravacycline dosed intravenously once or twice per day as a monotherapy was effective against infections caused by multidrug-resistant Klebsiella pneumoniae.

The growing issue of antibiotic-resistant bacterial infections has been widely recognized as an increasingly urgent public health threat, including by the World Health Organization, the CDC and the Infectious Disease Society of America, or IDSA. In April 2011, the IDSA issued a report warning that unless significant measures are taken to increase the pipeline of new antibiotics active against drug resistant bacteria, people will start to die from common, formerly treatable infections, and medical interventions such as surgery, chemotherapy, organ transplantation and care of premature infants will become increasingly risky. In the pre-antibiotic era before penicillin began to be available in 1942, patients frequently died from what subsequently became easily cured infections. The important need for new treatment options for serious bacterial infections was further highlighted by the passage in July 2012 of the Generating Antibiotic Incentives Now Act, which provides regulatory incentives for the development of new antibacterial or antifungal drugs intended to treat serious or life-threatening infections that are resistant to existing treatment. In September 2012, the FDA announced the formation of an internal task force to support the development of new antibacterial drugs, which they called “a critical public healthcare goal and a priority for the agency.”

Limitations of Available Treatment Options

When confronted with a new patient suffering from a serious infection caused by an unknown pathogen, a physician may be required to quickly initiate first-line empiric antibiotic treatment to stabilize the patient prior to definitively diagnosing the particular bacterial infection. However, current antibiotics for first-line empiric treatment of serious bacterial infections suffer from significant limitations, including one or more of the following:

Insufficient Coverage of Multidrug-resistant Bacteria. A physician cannot afford to be too limited in the spectrum of bacteria covered by antibiotics when initially treating a patient for a serious infection that has not yet been definitively identified. Frequently used products, such as Zyvox and Cubicin, are limited to Gram-positive bacteria and thus are rarely used as a first-line empiric monotherapy if broad bacterial coverage is required. In addition, other popular antibiotics that have been used as first-line empiric monotherapies, such as Levaquin, piperacillin/tazobactam, which is marketed by Pfizer as Zosyn, carbapenems, such as Merrem, and imipenem/cilastatin, which is marketed by Merck as Primaxin, have seen their utility as first-line empiric monotherapies diminished as the number of bacterial strains resistant to these therapies has increased.

Complicated and Expensive Multi-Drug Cocktails and Multi-Dose Regimens. Due to gaps in the spectrum of coverage of antibiotics, physicians are often confronted with the need to design complicated multi-drug cocktails for the first-line empiric treatment of patients with serious infections. The clinical situation is further complicated when each drug in the multi-drug cocktail has a different dosing regimen, such as two, three or four times a day, resulting in an added burden on the pharmacy and nursing staff, higher costs due to multiple drug administrations and an increased potential for medical errors or drug-drug interactions. We believe that, with the exception of eravacycline, most of the antibiotics that are in or have recently concluded clinical development to cover a broad spectrum of bacteria, including Gram-negative bacteria, or solely to address Gram-negative bacteria, are being developed to be used in combination with one or more other antibiotics, and require the addition of a third drug such as metronidazole to address the presence of anaerobic bacteria.

Safety and Tolerability Concerns. Concerns about antibiotic safety and tolerability are among the leading reasons why patients stop treatment and fail therapy. Antibiotics on the market have been associated with adverse effects such as myelosuppression, seizures, nephrotoxicity and gastrointestinal disorders.

Lack of Oral Dosage Forms to Permit Step-Down Therapy. When a patient comes to the emergency room or hospital for treatment of a serious infection, the patient initially receives intravenous treatment, which allows the drug to be delivered more rapidly and in a larger dose than oral treatment. Once the infection begins to respond to treatment and the patient is stabilized, depending on the infection, hospitals and physicians generally seek to minimize in-hospital treatment and, if possible, discharge patients from the hospital in order to reduce costs, avoid hospital-acquired infections, and improve the patients’ quality of life. Upon discharge, physicians typically prefer to prescribe step-down treatment with an oral formulation of the same antibiotic. A step-down to oral treatment allows for more convenient and cost-effective out-patient treatment, with the oral antibiotic providing enhanced patient comfort and mobility and avoiding the risk of infection from the intravenous catheter. In addition, the use of the same antibiotic allows the physician to avoid switching the patient from the antibiotic that has proven effective during intravenous administration to a different antibiotic that may be less effective and carries the risk of new or different side effects. Many of the antibiotics that are most commonly used as first-line empiric monotherapies are only available in an intravenous formulation. Very few of the antibiotics that cover or are focused on the treatment of Gram-negative bacteria have oral dosage forms.

Given these limitations, there is an unmet medical need for a first-line empiric antibiotic treatment that has the following characteristics:

•	Potency and effectiveness against a broad spectrum of bacteria, including multidrug-resistant Gram-negative, Gram-positive, atypical and anaerobic bacteria;

•	Capability of being used as a monotherapy in the majority of patients in the hospital with cIAI, cUTI and other multidrug-resistant infections;

•	A convenient dosing regimen, such as once or twice daily;

•	A favorable safety and tolerability profile; and

•	Availability in both intravenous dosage and oral dosage form.

Based on our belief that eravacycline has, or potentially has, each of these characteristics, our goal is to develop eravacycline to be the drug of choice for first-line empiric treatment of a wide variety of serious and life-threatening infections.

Eravacycline

Overview

We are developing our lead product candidate, eravacycline, as a broad-spectrum intravenous and oral antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including multidrug-resistant Gram-negative bacteria. We developed eravacycline using our proprietary chemistry technology. We believe our fully synthetic process will enable us to have a cost of manufacturing that is sufficiently low to enable us to sell eravacycline, when and if approved, for a cost that is similar to other hospital-based antibiotics. Our patent strategy to broadly protect eravacycline includes the filing of patent applications directed towards the composition of matter of eravacycline as well as our proprietary chemistry technology, which we used to create eravacycline. We own exclusive worldwide rights for the development and commercialization of eravacycline.

In 2012, we completed a successful Phase 2 clinical trial of eravacycline with intravenous administration for the treatment of patients with cIAI. We initiated a Phase 3 clinical trial of eravacycline with intravenous administration for the treatment of cIAI in the third quarter of 2013 and subsequently initiated and are currently screening patients for a second Phase 3 clinical trial of eravacycline for the treatment of cUTI with intravenous-to-oral step-down therapy during the first quarter of 2014. We expect to have top-line data from the Phase 3 cIAI clinical trial in the first quarter of 2015, data from the lead-in portion of the Phase 3 cUTI clinical trial in mid-2014 and top-line data from the Phase 3 cUTI clinical trial in mid-2015. If we complete the Phase 3 clinical trials of eravacycline when we anticipate and the trials are successful, we expect to submit an NDA to the FDA in the second half of 2015 and an MAA to the EMA in the first half of 2016.

Tetracycline antibiotics have been in clinical use for over 50 years and have a demonstrated record of safety and effectiveness. However, as with most classes of antibiotics, a high incidence of resistance among many bacteria has limited their effectiveness and resulted in tetracyclines being relegated to second- or third-line therapy several decades after their introduction. Chemists have generally been unable to synthesize new tetracyclines that could overcome bacterial resistance mechanisms. We have used our proprietary chemistry technology to create more than 3,000 new tetracycline derivatives that we believe could not be practically created with conventional methods. Many of these new derivatives, including eravacycline, have been able to overcome bacterial resistance in in vitro studies.

Eravacycline is a novel, fully synthetic tetracycline antibiotic. We selected eravacycline for development from tetracycline derivatives that we generated using our proprietary chemistry technology on the basis of the following characteristics of the compound that we observed in in vitro studies of the compound:

•	potent antibacterial activity against a broad spectrum of susceptible and multidrug-resistant bacteria, including Gram-negative, Gram-positive, atypical and anaerobic bacteria;

•	potential to treat the majority of patients as a first-line empiric monotherapy with convenient dosing; and

•	potential for intravenous-to-oral step-down therapy.

In designing eravacycline, we inserted a fluorine atom into the tetracycline scaffold, which we call a fluorocycline, and modified the scaffold at another position. We believe that these modifications enable eravacycline to not be subject to tetracycline-specific mechanisms of drug resistance. As a result, we believe that eravacycline is active against multidrug-resistant bacteria in ways that tetracyclines currently on the market or in development are not.

In in vitro studies, eravacycline has been highly active against emerging multidrug-resistant pathogens like Acinetobacter baumannii as well as clinically important species of Enterobacteriaceae, including those isolates that produce ESBLs or are resistant to the carbapenem class of antibiotics, and anaerobes.

Based on in vitro studies we have completed, we believe that eravacycline shares a similar potency profile with carbapenems except that it more broadly covers Gram-positive pathogens like MRSA and enterococci, is active against carbapenem-resistant Gram-negative bacteria and, unlike carbapenems like Primaxin and Merrem, is not active against Pseudomanas aeruginosa. Eravacycline has demonstrated strong activity in vitro against Gram-positive pathogens, including both nosocomial and community-acquired methicillin susceptible or resistant Staphylococcus aureus strains, vancomycin susceptible or resistant Enterococcus faecium and Enterococcus faecalis, and penicillin-susceptible or resistant strains of Streptococcus pneumoniae. In in vitro studies of pathogens most prevalent in cIAI infections, eravacycline consistently exhibited strong activity against enterococci and streptococci. One of the most frequently isolated anaerobic pathogens in cIAI, either as the sole pathogen or often in conjunction with another Gram-negative bacterium, is Bacteroides fragilis. In these studies eravacycline demonstrated activity against Bacteroides fragilis and a wide range of Gram-positive and Gram-negative anaerobes.

Key Differentiating Attributes of Eravacycline

We believe that the following key attributes of eravacycline, observed in clinical trials and preclinical studies, differentiate eravacycline from other antibiotics targeting multidrug-resistant infections, including multidrug-resistant Gram-negative infections. We believe these attributes will make eravacycline a safe and effective treatment for cIAI, cUTI and other serious and life-threatening infections for which we may develop eravacycline, such as hospital-acquired bacterial pneumonias.

•	Broad-spectrum activity against a wide variety of multidrug-resistant Gram-negative, Gram-positive and anaerobic bacteria. In our Phase 2 clinical trial of the intravenous formulation of eravacycline, eravacycline demonstrated a high cure rate against a wide variety of multidrug-resistant Gram-negative, Gram-positive and anaerobic bacteria. In addition, in in vitro studies, eravacycline demonstrated potent antibacterial activity against Gram-negative bacteria, including E. coli; ESBL-producing Klebsiella pneumoniae; Acinetobacter baumannii; Gram-positive bacteria, including MRSA and vancomycin-resistant enterococcus, or VRE; and anaerobic pathogens. As a result of this broad-spectrum coverage, we believe that eravacycline has the potential to be used as a first-line empiric monotherapy for the treatment of cIAI, cUTI, hospital-acquired bacterial pneumonias and other serious and life-threatening infections.

•	Lower probability of drug resistance. To date, in the clinical trials and preclinical studies of eravacycline that we have conducted we have seen little decrease in susceptibility that would suggest increased resistance to eravacycline. We believe that, as a fluorocycline, eravacycline will not be subject to tetracycline-specific mechanisms of drug resistance.

•	Favorable safety and tolerability profile. Eravacycline has been evaluated in more than 350 subjects in the Phase 1 and Phase 2 clinical trials that we have conducted. In these trials, eravacycline demonstrated a favorable safety and tolerability profile. In our Phase 2 clinical trial of eravacycline, no patients suffered any serious adverse events, and safety and tolerability were comparable to ertapenem, the control therapy in the trial. In addition, in the Phase 2 clinical trial, the rate at which gastrointestinal adverse events such as nausea and vomiting that occurred in the eravacycline arms was comparable to the rate of such events in the ertapenem arm of the trial.

•	Convenient dosing regimen. In our Phase 2 clinical trial we dosed eravacycline once or twice a day as a monotherapy. We believe that eravacycline will be able to be administered as a first-line empiric monotherapy with once- or twice-daily dosing, avoiding the need for complicated dosing regimens typical of multi-drug cocktails and the increased risk of negative drug-drug interactions inherent to multi-drug cocktails.

•	Potential for convenient intravenous-to-oral step-down. In addition to the intravenous formulation of eravacycline, we are also developing an oral formulation of eravacycline. If successful, this oral formulation would enable patients who begin intravenous treatment with eravacycline in the hospital setting to transition to oral dosing of eravacycline either in hospital or upon patient discharge for convenient home-based care. We believe that the availability of both intravenous and oral administration and the oral step-down may reduce the length of a patient’s hospital stay and the overall cost of care.

Clinical Experience

We have studied intravenous and oral formulations of eravacycline in 377 subjects in ten completed clinical trials from October 2009 to December 2013.

Phase 1 clinical trials of intravenous formulation

From 2009 to 2010, we studied the intravenous formulation of eravacycline in a Phase 1 single ascending dose, or SAD, clinical trial and a Phase 1 multiple ascending dose, or MAD, clinical trial. These trials were designed to evaluate the safety and tolerability of single escalating doses and multiple escalating doses of eravacycline. No serious adverse events were reported during the Phase 1 clinical trials and no clinically significant dose-related safety signals were reported. As expected in this class of antibiotics, transient gastrointestinal adverse events such as nausea and vomiting were observed at the higher dose levels in the Phase 1 clinical trials.

In 2009, we conducted the Phase 1 single ascending dose clinical trial of the intravenous formulation of eravacycline in 56 healthy subjects at a single clinical site in the United States. In the trial, subjects received a single 30-minute intravenous infusion of either placebo or eravacycline at doses of 0.10, 0.25, 0.50, 1.00, 1.50, 2.00 or 3.00 mg/kg. In each dose group of eight patients, six patients received eravacycline and two patients received placebo. The most common adverse events reported were nausea and vomiting. All adverse events were mild to moderate in intensity.

In 2010, we conducted the Phase 1 multiple ascending dose clinical trial of the intravenous formulation of eravacycline in 32 healthy subjects at a single clinical site in the United States. In the trial, subjects received 30-minute intravenous infusions of either placebo or eravacycline at doses of 0.50 or 1.50 mg/kg once daily for 10 days, 60-minute intravenous infusions of either placebo or eravacycline at a dose of 1.50 mg/kg once daily for 10 days or 60-minute intravenous infusions of either placebo or eravacycline at a dose of 1.00 mg/kg twice daily for 10 days. In each cohort of eight patients, six patients received treatment and two patients received placebo. The most common adverse events were associated with the infusion site. All adverse events were mild to moderate in intensity.

In the Phase 1 MAD clinical trial, we also measured levels of eravacycline in urine in patients who had received eravacycline to assess the potential for treatment of cUTI. A summary of the results of those measurements, which were taken following the final dose on the last day of treatment, is shown in the table below. These data show that renal excretion is not the primary route of elimination for eravacycline. We believe that the levels of eravacycline in urine support the development of eravacycline as a potential first-line therapy in patients with cUTI.

Eravacycline Levels in Urine

MAD Dose Group (mg/kg)	Day 10 Urine Concentration in ng/mL (%CV)
	0-8 Hours		8-24 Hours
0.5 every 24 hours infused in 30 minutes	4,576.7	(57.9)	2,250.0	(31.1)
1.5 every 24 hours infused in 60 minutes	13,316.7	(25.7)	5,565.0	(39.2)
1.0 every 12 hours infused in 60 minutes	25,060.0	(21.1)	9,230.0	(26.1)

CV refers to the coefficient of variability, a statistical measure of the dispersion of a probability distribution.

The most recent tetracycline-based antibiotic to be approved for marketing by the FDA is tigecycline, which was approved in 2005 and is marketed by Pfizer under the name Tygacil. We have not conducted a head-to-head comparison of eravacycline and tigecycline in a clinical trial, but have compared the published data from Pfizer’s Phase 1 clinical trials of tigecycline to the data from our Phase 1 clinical trials of eravacycline. Based on this comparison, eravacycline demonstrated better gastrointestinal tolerability than tigecycline while also achieving higher blood levels with higher area under the curve, or AUC, than tigecycline. AUC is a measure of total exposure to a drug over a period of time. Specifically, with respect to tolerability, all subjects in Pfizer’s Phase 1 clinical trials of tigecycline that were treated with 75mg or 100mg of tigecycline every 12 hours experienced unacceptable rates and severity of nausea and emesis resulting in early termination of all subjects in both dosing groups. In the eravacycline Phase 1 MAD clinical trial, one of the six subjects in the 1.00 mg/kg every 12 hours dosing group discontinued the study drug because of nausea. The other subjects all tolerated the full 10 days of dosing. At the same time, the AUC0-12 for the 1.00 mg/kg every 12 hours dose in the eravacycline Phase 1 MAD clinical trial was 6344 ng*h/mL (19.9% CV), while the AUC0-12 for tigecycline administered at a higher dose (100 mg every 12 hours) was 4980 ng*h/mL (19% CV). While we believe this comparison to tigecycline’s previously published Phase 1 data, and the other comparisons we make in this annual report on Form 10-K to tigecycline’s previously published clinical trial data, are useful in evaluating eravacycline’s clinical trial results, the fact that we have not conducted a head-to-head study and that the tigecycline trials were conducted under different protocols at different sites and at different times than our trials may limit the value or reliability of any such comparison.

In 2013, we conducted a Phase 1 cardiac repolarization clinical trial of the intravenous formulation of eravacycline in 53 healthy volunteers. We observed no clinically significant effects of eravacycline on electrical activity in the heart in this clinical trial. As part of the development program for eravacycline, we have also initiated a required Phase 1 clinical trial to investigate the pharmacokinetics of eravacycline in 18 subjects with hepatic insufficiency and initiated a required Phase 1 clinical trial to investigate the pharmacokinetics of eravacycline in six subjects with renal insufficiency.

Phase 2 clinical trial of intravenous formulation in cIAI

In June 2012, we completed a global, multi-center, randomized, double-blind Phase 2 clinical trial to evaluate the efficacy, safety and pharmacokinetics of the intravenous formulation of eravacycline compared to ertapenem in patients with cIAI. We selected cIAI as the indication for the trial because we wanted to ensure that there would be a significant population of patients in the study with multidrug-resistant Gram-negative bacteria and because Gram-negative bacteria are prevalent in cIAI. We selected ertapenem as the comparison therapy because ertapenem is one of the antibiotics recommended by IDSA guidelines for the treatment of cIAI. We also established clinical sites in countries such as India, where multidrug-resistant Gram-negative pathogens have higher prevalence.

Trial Design. We enrolled 143 hospitalized patients with cIAI in the trial. These patients were randomized into three arms on a 2:2:1 basis:

•	an arm in which patients received 1.5 mg/kg of eravacycline administered intravenously once per day;

•	an arm in which patients received 1.0 mg/kg of eravacycline administered intravenously twice per day; and

•	a control arm in which patients received 1.0 g of ertapenem administered intravenously once per day, which is the standard dosing regimen for ertapenem.

Investigators obtained baseline intra-abdominal cultures at the time of operation and treated patients for a minimum of four days and a maximum of 14 days. The length of treatment for each patient was determined by the physician based on pre-set parameters. A test-of-cure, or TOC, visit took place ten to 14 days after the last dose of drug was administered and a final or follow-up visit occurred within four to six weeks after the last dose of drug was administered.

Of the 143 patients in the trial, four did not receive drug. Two were excluded because of incorrect randomization, one withdrew consent for inclusion in the trial after randomization, and one was excluded for having received non-study antibiotics prior to the first dose. At least one pathogen or bacterium responsible for the cIAI was identified following enrollment in 119 of the 139 patients who received drug in the trial. We refer to this subset of patients as the microbiologically-modified intent-to-treat, or m-MITT, patients. Of the 119 m-MITT patients, 109 were deemed clinically evaluable based on key inclusion and exclusion criteria being validated and key visits and assessments having been performed. We refer to this subset of the m-MITT patients as the microbiologically evaluable, or ME, patients. The 10 m-MITT patients that were not considered clinically evaluable were not classified as ME patients as a result of their withdrawing consent, failing to complete the study, failing to attend a TOC visit or having indeterminate results at the TOC visit. The primary endpoint of the trial was clinical response at the TOC visit in the ME patients. Clinical response was defined as complete resolution or significant improvement of signs or symptoms of infection with no further systemic antibiotic treatment required. Included as one of the secondary endpoints in the trial was clinical response at the follow-up visit in the m-MITT population.

A diagram summarizing the trial design follows:

Eravacycline Phase 2 Trial Design

The baseline demographics of the patients in each arm of the trial are summarized in the table below. As shown in the table, patient demographics were similar across all three trial arms except for APACHE scores as, at baseline, the patients in the 1.5 mg/kg dose group exhibited slightly higher APACHE scores than the other treatment groups. APACHE scores are a commonly used severity of disease scoring system, where a higher number means that the patient had more severe disease and higher risk of death.

Eravacycline Phase 2 Trial Patient Demographics

Parameter	Eravacycline (1.5 mg/kg every 24 hours) N=56	Eravacycline (1.0 mg/kg every 12 hours) N=57	Ertapenem (1.0 g every 24 hours) N=30
Mean Age (y) [Standard Deviation]	43.6 [18.4]	42.1 [17.2]	41.8 [17.6]
Mean Weight (kg) [Standard Deviation]	68.1 [13.2]	70.0 [14.4]	68.8 [16.2]
Male (%)	38 (67.9)%	43 (75.4)%	22 (73.3)%
Caucasian (%)	40 (71.4)%	37 (64.9)%	21 (70.0)%
APACHE Score
Mean [Standard Deviation]	8.2 [3.9]	6.0 [3.8]	6.1 [2.7]
<10 (%)	41 (74.6)%	48 (84.2)%	28 (96.6)%
10-15 (%)	13 (23.6)%	8 (14.0)%	1
>15	1	1	—

The following table summarizes the diseases underlying the MITT patients’ infections, which were being treated with the antibiotics in the trial.

Eravacycline Phase 2 Trial MITT Population Diseases

Intra-Operative Diagnosis	Eravacycline (1.5mg/kg every 24 hours) N=54	Eravacycline (1.0mg/kg every 12 hours) N=56	Ertapenem (1.0g every 24 hours) N=29
Complicated Appendicitis	29	31	15
Other	25	25	14
Perforation of Intestine	5	5	1
Complicated Diverticulitis	—	2	—
Gastric/Duodenal Perforation	13	12	8
Complicated Cholecystitis	3	4	3
Other (Abscess/Peritonitis)	4	2	2

Efficacy. In the trial, ME patients in the eravacycline arms experienced similar infection cure rates to the ME patients in the ertapenem arm, as summarized in the table below. The table also shows the 95% confidence interval, a statistical determination that demonstrates the range of possible differences in the point estimates of success that will arise 95% of the time the endpoint is measured.

Eravacycline Phase 2 Trial Primary Endpoint Analysis

Population	Eravacycline (1.5 mg/kg every 24 hours)	Eravacycline (1.0 mg/kg every 12 hours)	Ertapenem (1.0 g Every 24 hours)
Microbiologically Evaluable (ME)	N=42	N=41	N=26
% Cure in ME (95% Confidence Interval)	92.9 (80.5-98.5)	100 (91.4-100)	92.3 (74.9-99.1)

Investigators in the trial had the discretion to determine the period that patients remained on the applicable treatment. The mean duration of treatment in the trial was 6.1 days for the patients receiving 1.5 mg/kg of eravacycline intravenously once per day; 5.6 days for the patients receiving 1.0 mg/kg of eravacycline intravenously twice per day; and 6.0 days for the patients receiving 1.0 g of ertapenem intravenously once per day.

Of particular importance in the trial results was the performance of eravacycline against confirmed drug-resistant Gram-negative pathogens as well as other challenging Gram-negative pathogens. Due to the global, multi-center nature of the trial and our emphasis on sites in known geographic “hot spots” for multidrug-resistant Gram-negative bacteria, 25% of the Gram-negative pathogens identified in m-MITT patients were confirmed to be multidrug-resistant as a result of being ESBL-positive and/or carbapenem-resistant. The table below summarizes the pathogens isolated from the m-MITT patients enrolled in the Phase 2 clinical trial, of which 60.4% were members of the Enterobacteriaceae family. m-MITT patients in the trial were infected with an average of 1.8 pathogens:

Eravacycline Phase 2 Trial m-MITT Population Pathogens

	Total Pathogens	Eravacycline (1.5 mg/kg every 24 hours)	Eravacycline (1.0 mg/kg every 12 hours)	Ertapenem (1.0 g every 24 hours)
Gram-negative aerobic pathogens
Escherichia coli	94	40	37	17
Klebsiella pneumoniae	14	8	4	2
Klebsiella oxytoca	7	2	4	1
Pseudomonas aeruginosa	8	5	3	—
Acinetobacter baumannii complex	4	1	1	2
Acinetobacter spp.	1	—	—	1
Comamonas testosteroni	2	—	2	—
Proteus mirabilis	2	1	—	1
Aeromonas spp.	1	—	—	1
Citrobacter braakii	1	1	—	—
Citrobacter freundii	1	—	1	—
Enterobacter cloacae	2	—	2	—
Morganella morganii	4	1	—	3
Pantoea spp.	1	—	—	1
Providencia rustigianii	1	—	1	—
Stenotrophomonas maltophilia	1	—	1	—
Total	144	59	56	29
Gram-positive aerobic pathogens
Streptococcus spp.	16	5	6	5
Streptococcus anginosus	4	2	1	1
Enterococcus faecalis	8	2	2	4
Enterococcus faecium	3	1	1	1
Enterococcus avium	4	2	1	1
Enterococcus gallinarum	1	—	—	1
Staphylococcus spp.	5	1	3	1
Staphylococcus aureus	7	1	4	2
Bacillus spp.	1	—	—	1
Leuconostoc spp.	1	—	1	—
Total	50	14	19	17
Anaerobic pathogens
Bacteroides fragilis	5	1	1	3
Bacteroides vulgatus	2	2	—	—
Bacteroides ovatus	1	—	—	1
Bacteroides thetaiotaomicron	1	—	1	—
Bacteroides ureolyticus	3	—	3	—
Clostridium spp.	4	—	4	—
Bifidobacterium spp.	1	—	1	—
Gemella morbillorum	1	1	—	—
Total	18	4	10	4

Safety and Tolerability. In the Phase 2 clinical trial, eravacycline demonstrated a comparable safety and tolerability profile to ertapenem. No patients in the trial suffered any serious adverse events that were found to be related to eravacycline, and the percentage of patients in the trial arms that experienced treatment emergent adverse events, or TEAEs, were similar. In addition, gastrointestinal adverse events known to be associated with tetracyclines such as nausea and vomiting occurred at modest rates in the eravacycline arms that were similar to the rates for the ertapenem arm. Adverse events associated with infusion sites were limited and similar in all treatment groups. The table below shows the adverse events experienced by patients in the trial that were assessed by the investigator as possibly related to the study drugs.

Eravacycline Phase 2 Trial Study-Drug Adverse Events

Adverse Event (≥1 occurrence)	Eravacycline (1.5 mg/kg every 24 hours) N=53[a]	Eravacycline (1.0 mg/kg every 12 hours) N=56	Ertapenem (1.0 g every 24 hours) N=30[a]
Any TEAE	2 (3.8)%	3 (5.4)%	3 (10.0)%
Nausea	—	2 (3.6)%	1 (3.3)%
Vomiting	1 (1.9)%	1 (1.8)%	—
Elevated amylase	—	—	1 (3.3)%
Elevated lipase	—	—	1 (3.3)%
Thrombophlebitis (associated with infusion sites)	—	1 (1.8)%	—

[a]	For the analysis of safety and tolerability, one of the MITT patients in the arm of the trial receiving 1.5 mg/kg of eravacycline intravenously once per day was reclassified into the ertapenem arm of the trial as a result of having, in error, received the ertapenem dosing instead of eravacycline.

Pharmacokinetics. Patients in the Phase 2 clinical trial were subjected to pharmacokinetic sampling during the period of treatment to enable us to assess plasma exposure levels of eravacycline in the trial.

Eravacycline Phase 2 Trial Pharmacokinetic Results

	Parameter	Eravacycline (1.5 mg/kg every 24 hours) N=48	Eravacycline (1.0 mg/kg every 12 hours) N=51
Cmax	Mean (ng/mL) %CV	1,445.6 80.8%	952.6 79.8%
AUC0-12	Mean (ng*h/mL) %CV	4,349.9 50.2%	3,240.7 53.5%

The table above summarizes selected pharmacokinetic parameters that we obtained from the pharmacokinetic sampling. Cmax refers to the maximum observed peak plasma concentration.

Efficacy for tetracycline-class molecules is driven by the ratio of AUC to MIC. MIC refers to minimum inhibitory concentration, which is the minimum concentration of an antibiotic needed to inhibit the growth of an organism. In the Phase 2 clinical trial, we measured AUC for the 12 hours following dosing. As a result, in order to understand the AUC of the dose groups we studied in the trial over the 24 hours following dosing, we relied on modeling to predict the AUC of eravacycline in differing dose sizes and schedules over the 24 hours following dosing. For the patients receiving 1.5 mg/kg of eravacycline intravenously once per day we estimated that the AUC over the 24 hours following dosing would be 5220 ng*h/mL. For the patients receiving 1.0 mg/kg of eravacycline intravenously twice per day, we estimated that the AUC over the 24 hours following dosing would be at least 6480 ng*h/mL. We calculated this latter figure by doubling the AUC over the 12 hours following dosing shown in the table above due to twice daily dosing in this arm of the trial. These estimated AUCs for eravacycline over the 24 hours following dosing are higher than the AUC over the 24 hours following dosing in the Phase 3 clinical trial data included in tigecycline’s product label. We believe that these higher estimated AUCs for eravacycline as compared to tigecycline combined with the better tolerability indicated for eravacycline in our Phase 2 clinical trial, is supportive of eravacycline’s potential to treat multidrug-resistant Gram-negative and other bacteria.

Phase 1 clinical trials of oral formulation

In order to assess the potential for eravacycline to be developed as an orally administered drug, we conducted a Phase 1 single ascending dose clinical trial in 2010, a Phase 1 multiple ascending dose clinical trial in 2011 and a second Phase 1 multiple ascending dose clinical trial in 2013. In each of these trials, we evaluated the compound for safety, tolerability and pharmacokinetics. Results of the trials demonstrated that an oral formulation of eravacycline could achieve drug levels equivalent to those in the patients that received intravenous infusions of 1.5 mg/kg of eravacycline once per day in our Phase 2 cIAI clinical trial, levels that were effective in treating patients in our Phase 2 cIAI clinical trial. In the oral clinical trials, we utilized simple formulations. For the SAD oral trial, we formulated eravacycline in liquid solution of 5% dextrose in water, commonly referred to as D5W. For the MAD oral clinical trials, we formulated eravacycline in a simple capsule.

As part of the completed Phase 1 clinical trials referred to above, we evaluated the impact of food and fasting on the absorption of orally administered eravacycline and observed a significant food effect. As a result, we focused our development efforts on patients in a fasted state.

In 2010, we conducted a Phase 1 single ascending dose clinical trial of an oral formulation of eravacycline in 28 healthy subjects in a single-center, placebo-controlled, double-blind clinical trial. In the trial, subjects received eravacycline reconstituted in a solution of D5W at doses of 50mg, 100mg, 200mg and 300mg or placebo. In each dose group of eight patients, six patients received eravacycline and two patients received placebo. The most common adverse event reported was nausea. All adverse events were mild to moderate in intensity.

In 2011, we conducted a Phase 1 multiple ascending dose clinical trial of an oral formulation of eravacycline in 58 healthy subjects in a single-center, placebo-controlled, double-blind clinical trial. In the trial, subjects received eravacycline capsules at doses of 50mg, 100mg, 200mg and 300mg or placebo. In each dose group of eight patients, six patients received eravacycline and two patients received placebo. The most common adverse events reported were nausea and vomiting. All adverse events were mild to moderate in intensity. Doses of 100mg provided twice daily and 300mg provided once daily were well tolerated. A single daily dose of 400mg was not tolerated due to gastrointestinal-related adverse events. We also measured pharmacokinetic parameters for eravacycline.

In 2013, we conducted a second Phase 1 multiple ascending dose clinical trial of an oral formulation of eravacycline in 36 healthy subjects in a single-center, placebo-controlled, double-blind clinical trial. In the trial, subjects received eravacycline capsules at doses of up to 250mg provided two or three times daily or placebo. In each dose group of eight patients, six patients received eravacycline and two patients received placebo. The most common adverse events reported were nausea and vomiting. All adverse events were mild to moderate in intensity. We also measured pharmacokinetic parameters for eravacycline. Doses of 200mg and 250mg provided twice daily were well tolerated, with key pharmacokinetic parameters summarized in the table below.

Eravacycline Oral MAD Pharmacokinetic Results

	Parameter	Eravacycline (200 mg every 12 hours)		Eravacycline (250 mg every 12 hours)
Cmax	Day 7 Mean (ng/mL) %CV	261 47%		398 14%
AUC0-24	Day 7 Mean (ng*h/mL) %CV	4520 43	[a] %	6200 17	[a] %

[a]	Reflects two doses administered in the 24 hour period.

We carried out extensive modeling of the intravenous and oral pharmacokinetic data from our clinical trials of eravacycline in order to establish an oral step-down dose following intravenous administration. Based on our modeling results of eravacycline, we believe that a twice daily dose of either 200mg or 250mg of oral eravacycline will achieve plasma exposure levels equivalent to those resulting from daily administration of the intravenous formulation of eravacycline at 1.5 mg/kg and that a twice per day oral dosage form of eravacycline can be developed to permit oral step-down treatment of serious infections. As these twice daily oral doses of 200mg and 250mg were safe and well tolerated in the second Phase 1 MAD clinical trial, we plan to evaluate these doses in our Phase 3 clinical trial of eravacycline with intravenous-to-oral step-down therapy for the treatment of cUTI.

Phase 3 Clinical Program

We have designed our Phase 3 program for eravacycline to enable us to position eravacycline as a first-line empiric monotherapy for the treatment of cIAI and cUTI due to eravacycline’s broad-spectrum coverage of multidrug-resistant infections, including multidrug-resistant Gram-negative infections. Our program is consistent with the draft guidance issued by the FDA for drug development for cIAI and cUTI. The cIAI guidance indicates that, for companies developing a drug for cIAI and an additional indication caused by similar bacterial pathogens, such as cUTI, a single trial in cIAI and a single trial in that additional indication could be sufficient to provide evidence of effectiveness in both indications. We believe that prior to the issuance of this guidance, a company that was developing a drug for cIAI and an additional indication would have been required to conduct two Phase 3 clinical trials of the drug for the treatment of cIAI, enrolling 500 to 600 patients in each trial, and additional Phase 3 clinical trials of the drug for the treatment of the additional indication, even where cIAI and the additional indication were caused by similar bacterial pathogens. We believe that the opportunity provided by the draft guidance to submit an NDA package for two indications on the basis of only two Phase 3 clinical trials makes the process of developing and seeking approval of drugs for cIAI and a second indication more cost-effective. The trials can be conducted at the same time, and because the patient populations are different for the two trials, patient enrollment could be faster.

A diagram summarizing the trial design follows:

Eravacycline Phase 3 Program Design

Phase 3 cIAI Clinical Trial

In the third quarter of 2013, we initiated a global, multi-center, randomized, double-blind, double-dummy Phase 3 clinical trial to assess the efficacy, safety and pharmacokinetics of eravacycline compared to ertapenem in patients with cIAI. We plan to enroll 536 patients in the trial at approximately 100 clinical sites worldwide. These patients are being randomized into two arms on a 1:1 basis. Patients in the eravacycline arm receive 1.0 mg/kg of eravacycline administered intravenously twice per day. Patients in the ertapenem arm receive 1.0 g of ertapenem administered intravenously once per day.

Investigators will obtain baseline intra-abdominal cultures at the time of operation and treat patients for a minimum of four days and a maximum of 14 days and until symptoms of cIAI are resolved. A test-of-cure visit will take place 25 to 31 days after the initial dose of treatment and a final or follow-up visit will occur 38 to 50 days after the initial dose of treatment.

We have designed the trial as a non-inferiority study. The primary endpoint of the trial is clinical response at the test-of-cure visit in the microbiological intent-to-treat, or micro-ITT, patient population in the trial. The micro-ITT population consists of all randomized patients in the trial who have baseline bacterial pathogens that cause cIAI and against which the dosed eravacycline has antibacterial activity. In order to achieve the primary endpoint, eravacycline would need to demonstrate non-inferiority as compared to ertapenem within a margin of no more than 10%. Secondary endpoints include clinical response at the end-of-treatment, test-of-cure and follow-up visits in the intent-to-treat population, the clinically evaluable population, the micro-ITT population and the microbiologically evaluable, or ME, population. In the trial, we also plan to study microbiologic response at the end-of-treatment and test-of-cure visits in the micro-ITT and ME populations, the safety and tolerability of eravacycline in the safety population and pharmacokinetic parameters after eravacycline administration. We designed the trial to be consistent with the FDA’s draft cIAI guidance, in which the FDA suggested that the primary efficacy endpoint for a trial of cIAI should be complete resolution of baseline signs and symptoms attributable to cIAI in the microbiological intent-to-treat patient population 28 days after randomization and the absence of clinical failure including death and unplanned surgical procedures through the period ending 28 days following randomization. The draft guidance defined this population as all randomized patients who have baseline bacterial pathogens that cause cIAI and against which the investigational drug has antibacterial activity.

Phase 3 cUTI Clinical Trial

In the first quarter of 2014, we initiated and are currently screening patients for a two-part, multi-center, randomized, double-blind Phase 3 clinical trial to assess the efficacy and safety of eravacycline compared with levofloxacin in the treatment of cUTI. We plan to enroll 120 patients in the lead-in portion of the trial. These patients will be randomized into three arms on a 1:1:1 basis:

•	an arm in which patients will receive 1.5 mg/kg of eravacycline intravenously every 24 hours followed by 200 mg of eravacycline orally every 12 hours;

•	an arm in which patients will receive 1.5 mg/kg of eravacycline intravenously every 24 hours followed by 250 mg of eravacycline orally every 12 hours; and

•	an arm in which patients will receive 750 mg of levofloxacin intravenously every 24 hours followed by 750 mg of levofloxacin orally every 24 hours.

Following treatment of the 120 patients, we plan to evaluate primary efficacy, safety and tolerability endpoints to determine the dose regimen for eravacycline to be studied in the second portion of the trial.

In the second portion of the trial, we plan to enroll 720 patients who will be randomized on a 1:1 basis to receive the selected dose regimen of eravacycline or the levofloxacin dose regimen. We have designed the second portion of the trial as a non-inferiority study and the primary endpoint is clinical and microbiological response in the micro-ITT population approximately seven days after completion of treatment. In order to achieve the primary endpoint, eravacycline would need to demonstrate non-inferiority as compared to levofloxacin within a margin of no more than 10%.

Regulatory Filing Timeline

We expect to have top-line data from the Phase 3 cIAI clinical trial in the first quarter of 2015, data from the lead-in portion of the Phase 3 cUTI clinical trial in mid-2014 and top-line data from the Phase 3 cUTI clinical trial in mid-2015. If we complete the Phase 3 clinical trials of eravacycline when we anticipate and the trials are successful, we expect to submit an NDA to the FDA in the second half of 2015 and an MAA to the EMA in the first half of 2016. Our goal is to develop eravacycline to be the drug of choice for first-line empiric treatment of a wide variety of serious and life-threatening infections.

Preclinical Studies

In preclinical studies, we have evaluated the in vitro activity of eravacycline against a broad range of bacterial pathogens including Gram-negative, Gram-positive, atypical and anaerobic pathogens. In these studies, we also compared the potency of eravacycline to the potency of other antibiotic compounds against the same pathogens. In many cases, the isolates measured were resistant to one or more of the antibiotic compounds against which eravacycline was compared. In each case, we measured potency by determining the concentration of drug required to inhibit the growth of 90% of a panel of bacterial strains isolated from patients. We refer to this measurement as a MIC90 measurement. A lower MIC90 indicates greater potency against a particular bacterium in vitro. Historically, with tetracyclines, MIC90 values of up to 2 µg/mL have indicated that Gram-positive bacteria were susceptible to tetracyclines and for most Gram-negative bacteria up to 4 µg/mL. Traditionally, bacteria considered resistant to an antibiotic have MIC90 values for Gram-positive bacteria of 8 µg/mL and for Gram-negative bacteria of 16 µg/mL and higher.

In Vitro Activity Against Gram-negative Bacteria

The table below summarizes the in vitro activity of eravacycline and various antibiotics commonly used in hospitals today for the treatment of Gram-negative bacteria in panels that included 1,059 Gram-negative isolates. In each panel, isolates of a single species of bacteria were separately treated with each of the antibiotics in the study. The number specified in the table below for each species of bacteria indicates the number of isolates of that species that were included in the studies. The bacteria selected for evaluation were chosen because they are commonly found in serious hospital infections.

As shown in the table, eravacycline demonstrated potent, broad-spectrum Gram-negative antibacterial activity. In the majority of instances, the MIC90 of eravacycline was equivalent to or lower than the MIC90 values of the other antibiotics studied for each bacterium. Key observations from these in vitro studies include:

•	Eravacycline had MIC90 values of under 2 µg/mL against clinical isolates of E. cloacae, A. baumannii, K. pneumoniae, including ESBL-producing and carbapenem-resistant isolates, C. freundii, S. maltophilia, M. morganii, P. vulgaris, P. stuartii, and K. oxytoca.

•	Eravacycline was twice as potent as the next most active comparator, tigecycline, against A. baumannii in a panel that was 44% resistant to carbapenems, 53% resistant to tetracyclines and 64% resistant to fluoroquinolones.

•	Eravacycline was four times more potent than tigecycline against ESBL-producing K. pneumoniae isolates.

•	83%, 29%, and 43% of the isolates were fully resistant to fluoroquinolones, carbapenems and gentamicin, respectively.

•	Isolates of Proteus mirabilis, one of the proteeae species included in the table above, were two times more susceptible to eravacycline (MIC90 of 4 µg/mL) than to tigecycline.

•	P. aeruginosa isolates were largely not susceptible to eravacycline (MIC90 of 16 µg/mL) or tigecycline (MIC90 in excess of 16 µg/mL).

In Vitro Activity Against Gram-positive Bacteria

The table below summarizes the in vitro activity of eravacycline and various antibiotics commonly used in hospitals today for the treatment of Gram-positive bacteria in panels that included 762 Gram-positive isolates. The bacteria selected for evaluation were chosen because they are commonly found in serious hospital infections.

Eravacycline demonstrated excellent in vitro potency against methicillin-susceptible and resistant Staphylococcus aureus and Staphylococcus epidermidis, vancomycin-susceptible and resistant Enterococcus faecium and Enterococcus faecalis, penicillin-susceptible and -resistant Streptococcus pneumoniae, Streptococcus anginosus, Streptococcus intermedius, Streptococcus mitis, Streptococcus sanguis, Streptococcus pyogenes, and Streptococcus agalactiae. The MIC90 values for eravacycline against all of the streptococci and enterococci in the panels were less than 0.12 µg/mL. For staphylococci, including MRSA confirmed to contain Panton-Valentine leukocidin virulence factor, the MIC90 values were less than 0.5 µg/mL in 180 MRSA isolates tested.

In Vitro Activity Against Anaerobic Bacteria

The table below summarizes the in vitro activity of eravacycline and various antibiotics commonly used in hospitals today for the treatment of anaerobic bacteria in panels that included 190 anaerobic isolates. The bacteria selected for evaluation were chosen because they are commonly found in serious hospital infections.

Key observations from these in vitro studies include that eravacycline:

•	had a MIC90 against B. fragilis, the most prevalent anaerobe in human infections, of 1 µg/mL, which was four times lower than tigecycline;

•	had excellent activity against a wide range of Gram-positive and Gram-negative anaerobes; and

•	provided broader coverage than the other antibiotics tested in the panel.

In addition, in the studies, many of the isolates from the Bacteroides, Prevotella and Clostridium perfringens species were vancomycin-resistant, and many of the isolates of the Peptostreptococcus spp. and C. perfringens species were metronidazole-resistant. Eravacycline showed strong activity against these isolates.

Other Indications

Subject to obtaining additional financing, we intend to pursue development of eravacycline for the treatment of additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections following our development of eravacycline for the treatment of cIAI and cUTI.

We are also developing eravacycline as a potential empiric countermeasure for the treatment of disease caused by bacterial biothreat pathogens under funding from BARDA. In January 2012, BARDA awarded a five-year contract that provides a total of up to $67 million in funding for the development, manufacturing and clinical evaluation of eravacycline as a potential empiric countermeasure for respiratory diseases caused by biothreat and antibiotic-resistant public health pathogens, including Francisella tularensis, which causes tularemia, Yersinia pestis, which causes plague, and Bacillus anthracis, which causes anthrax disease, as well as bacterial pathogens associated with moderate-to-severe community-acquired bacterial pneumonia and other serious hospital infections. Under this program, we have conducted a number of in vitro, toxicology and animal studies to evaluate the efficacy of eravacycline against biothreat pathogens. Eravacycline has performed as well as, or better than, standard-of-care comparators in studies in murine respiratory infection models challenged with public health pathogens. In addition we have also completed a Phase 1 clinical trial assessing the bronchial pulmonary disposition, safety and tolerability of eravacycline, the first clinical assessment of its potential use for treating pneumonia.

We are collaborating with CUBRC because when we initially determined to seek government funding we recognized that we did not have any expertise in bidding for, or the administration and management of, government-funded contracts. CUBRC serves as the prime contractor under the BARDA Contract, primarily carrying out a program management and administrative role with additional responsibility for the management of certain preclinical studies. We serve as lead technical experts on all aspects of the BARDA Contract and serve as a subcontractor responsible for management of chemistry, manufacturing and control activities and clinical studies.

In connection with the BARDA Contract, in February 2012, we entered into with CUBRC a five-year cost-plus-fixed-fee subcontract under which we may receive funding of up to approximately $39.8 million, reflecting the portion of the BARDA funding that may be paid to us for our activities.

Although the BARDA Contract, and our subcontract with CUBRC under the BARDA Contract, have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is $15.7 million from the initial contract date through April 30, 2015, of which $11.7 million had been received through December 31, 2013. If BARDA continues to support the program under the contract for the full five-year term, we believe BARDA funding for this program will be sufficient to provide the funds to advance eravacycline through enabling studies for an NDA, evaluation of efficacy in non-pivotal murine and non-human primate models challenged with biothreat pathogens and a Phase 2 clinical trial for the treatment of community-acquired bacterial pneumonia, commonly referred to as CABP.

Technology Platform

We believe that our proprietary chemistry technology, licensed from Harvard on an exclusive worldwide basis and enhanced at our company, represents a significant innovation in the creation of tetracycline drugs and has the potential to reinvigorate the clinical and market potential of the class.

The tetracycline class of antibiotics has been used successfully for more than 50 years. Unlike our tetracycline compounds, all tetracyclines on the market and under development of which we are aware are produced semi-synthetically, first in bacteria and then modified in a limited number of ways by available chemistry. These conventional methods have only been able to produce tetracycline antibiotics with limited chemical diversity, making it difficult for conventional technology to create tetracycline antibiotics that address a wide variety of multidrug-resistant bacteria. In part, because of the challenges in creating novel tetracycline molecules, only one tetracycline antibiotic has been developed and approved by the FDA for sale in the United States in the past 30 years.

By contrast, our proprietary technology makes it possible to create novel tetracycline antibiotics using a practical, fully synthetic process for what we believe is the first time. This fully synthetic process avoids the limitations of bacterially derived tetracyclines and allows us to chemically modify many positions in the tetracycline scaffold, including most of the positions that we believe could not practically be modified by any previous method. Using our proprietary chemistry technology, we can create a wider variety of tetracycline-based compounds than was previously possible, enabling us to pursue novel tetracycline derivatives for the treatment of multidrug-resistant bacteria that are resistant to existing tetracyclines and other classes of antibiotic products.

The diagram below illustrates the tetracycline core scaffold. Scaffold positions marked with dots have been modified to date using conventional chemistry to create either tetracycline drugs that have been marketed or drug candidates of which we are aware that are currently in development. Our fully synthetic process also allows for modification of the positions marked with dots, but with greater opportunity for substitution than is possible using conventional chemistry. The scaffold positions marked with stars in the diagram below indicate useful positions that we have modified through our fully synthetic process that could not practically be modified by conventional chemistry.

While the four positions on the bottom of the scaffold in the diagram above that are not marked with dots or stars can also be modified using our proprietary chemistry technology, these positions are involved in the binding of tetracyclines to the bacterial ribosome and, consequently, changes to these positions greatly reduce antibacterial activity of compounds. As a result, we are not pursuing compounds based on modifications of these positions.

We believe that our approach to tetracycline drug development provides us with strong intellectual property protection. We hold or have licensed rights under patents and patent applications that protect both our synthetic processes for developing tetracyclines and the compositions of matter of the individual compounds themselves. These include patents and patent applications directed towards the composition of matter for key intermediates like the enone used in the synthesis of eravacycline and our other product candidates. Unless a new synthetic method is created, we believe that, for the life of our intellectual property, our proprietary chemistry technology will be the only practical way of modifying the positions on the tetracycline core scaffold that have not been previously modified using conventional chemistry.

Our proprietary chemistry technology has allowed us to develop compounds that have been highly active in in vitro studies against tetracycline-resistant bacterial strains, including multidrug-resistant Gram-negative bacteria, and that have novel pharmacokinetic properties. To date, we have used our proprietary chemistry technology to create more than 3,000 new tetracycline derivatives that we believe could not be practically created with conventional methods. Our discovery program is focused on identifying novel compounds that will be effective against the toughest multidrug-resistant Gram-negative bacteria.

Other Drug Development Programs

The following table sets forth our clinical and earlier-stage antibiotic compounds that we are developing for the treatment of serious and life-threatening infections and their status.

Candidate	Indication	Status
Eravacycline	cIAI (IV)	Phase 3 started third quarter of 2013
	cUTI (IV/oral)	Phase 3 started first quarter of 2014
	Pneumonia (IV)	Phase 1
TP-271	Bacterial biothreats	IND-enabling studies ongoing
Gram - negative Program	Multidrug-resistant Gram- negative infections	Preclinical

TP-271

TP-271 is a fully synthetic broad-spectrum preclinical compound that we are developing for respiratory diseases caused by bacterial biothreat pathogens under funding provided by NIAID. We are collaborating with CUBRC on the TP-271 program funded by NIAID.

We created TP-271 using our proprietary chemistry technology. In doing so, we made modifications to the tetracycline scaffold that were designed to improve potency and effectiveness against a broader spectrum of bacteria as compared to tetracycline and doxycycline, which are currently used for the treatment of pneumonia and other respiratory ailments.

In our development program for TP-271, we have conducted a number of in vitro, toxicology and animal studies to evaluate the efficacy of TP-271 against biothreat pathogens. TP-271 has performed as well as, or better than, standard-of-care comparators in studies in murine respiratory infection models challenged with public health pathogens. In susceptibility studies, TP-271 also demonstrated broad-spectrum activity against NIAID Category A and B public health bacterial pathogens including Francisella tularensis, Yersinia pestis, Burkholderia mallei, Burkholderia pseudomallei, Bacillus anthracis, and NIAID Category C public health bacterial pathogens (in vitro and in vivo) that are associated with CABP, including Streptococcus pneumoniae, including multidrug-resistant pneumococci, Staphylococcus aureus (methicillin-susceptible and methicillin-resistant), Haemophilus influenzae, Moraxella catarrhalis and Legionella pneumophila, including strains that are tetracycline-resistant. Given our progress on TP-271, we expect to submit an investigational new drug application with the FDA for TP-271 by the end of 2014.

Funding for TP-271 is covered by two awards from NIAID. The first award is a grant awarded in July 2011 that provides up to approximately $2.8 million in funding over five years, which we refer to as the NIAID Grant. The second award is a contract awarded to CUBRC in September 2011 that provides up to approximately $35.8 million in funding over five years. The NIAID Grant and the NIAID Contract each support the development, manufacturing and clinical evaluation of TP-271 for respiratory diseases caused by biothreat and antibiotic-resistant public health pathogens, including Francisella tularensis, Yersinia pestis and Bacillus anthracis, as well as bacterial pathogens associated with community-acquired bacterial pneumonia.

We are collaborating with CUBRC because when we initially determined to seek government funding we recognized that we did not have any expertise in bidding for, or the administration and management of, government-funded contracts. CUBRC serves as the prime contractor under the NIAID awards, primarily carrying out a program management and administrative role, though also with responsibility for the management of certain preclinical studies under the NIAID Contract. We serve as lead technical experts on all aspects of the NIAID Grant and NIAID Contract and serve as a subcontractor responsible for management of chemistry, manufacturing and control activities and clinical studies.

In connection with the NIAID Contract, in October 2011, we entered into a five-year cost-plus-fixed-fee subcontract with CUBRC under which we may receive funding of up to approximately $13.3 million, reflecting the portion of the NIAID Contract funding that may be paid to us for our activities. In connection with the NIAID Grant, in November 2011, CUBRC awarded us a 55-month, no-fee subaward of approximately $980,000 reflecting the portion of the NIAID Grant funding that may be paid to us for our activities.

Although the NIAID Contract and our subcontract with CUBRC under the NIAID Contract have five-year terms, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond September 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID Contract is $7.5 million, of which $4.4 million had been received through December 31, 2013. In addition, although the NIAID Grant has a term of five years and our subaward from CUBRC has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond May 31, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subaward with respect to the NIAID Grant is $0.7 million from the initial grant date through May 31, 2016, of which $0.5 million had been received through December 31, 2013. If NIAID continues to support the program for the full term, we believe NIAID funding for our TP-271 program will provide funding sufficient to advance TP-271 through IND-enabling studies, determination of efficacy in non-pivotal murine and non-human primate models challenged with biothreat pathogens, filing intravenous and oral INDs and performing Phase 1 single and multiple-ascending dose clinical trials.

Gram-negative Program

We are using our proprietary chemistry technology to pursue the discovery and development of tetracycline-derived compounds effective against the most urgent multidrug-resistant Gram-negative bacterial health threats identified by the CDC, in a September 2013 report. Pathogens targeted include carbapenem-resistant variants of Klebsiella pneumoniae, Acinetobacter baumanni, Escherichia coli and Pseudomonas aeruginosa. We have generated compounds that have demonstrated potent activity against a broad range of these multidrug-resistant Gram-negative pathogens. We have identified a lead preclinical candidate from these compounds and expect to advance this compound into preclinical studies during the second half of 2014.

Commercialization Strategy

Our commercialization strategy is to develop our product candidates into leading therapies that will be available worldwide for the treatment of serious multidrug-resistant infections. We have retained worldwide commercial rights to all of our product candidates. We intend to retain control over the commercial execution of each of our product candidates in the United States.

We are currently developing our lead product candidate, eravacycline, as a broad-spectrum intravenous and oral antibiotic for use as a first-line empiric monotherapy for the treatment of serious and life-threatening infections, including a wide variety of multidrug-resistant infections. Assuming the successful completion of clinical trials and receipt of regulatory approvals, we intend to directly commercialize eravacycline in the United States. We currently have limited marketing capabilities and no sales or distribution capabilities. We intend to build a commercial organization in the United States and recruit experienced marketing, sales and medical education professionals and to develop a commercial strategy to target institutions with the greatest use of drugs for multidrug-resistant serious and life-threatening infections. We expect that our sales force will focus on educating hospital and institution-based physicians, nurses, pharmacy directors and payers about the benefits of eravacycline for the product’s approved indications.

If we complete our Phase 3 clinical trials of eravacycline when we anticipate and the trials are successful, we expect to submit an NDA to the FDA in the second half of 2015 and an MAA to the EMA in the first half of 2016. Our current plan is to develop and commercialize eravacycline outside the United States with collaborators.

Manufacturing and Supply

We do not own or operate manufacturing facilities for the production of any of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. All of our product candidates are organic compounds of low molecular weight, commonly referred to as small molecules. They are manufactured in a fully synthetic process from readily available starting materials. As a result, we believe that our use of synthetic process will enable us to have a cost of manufacturing for our product candidates that is sufficiently low to enable us to sell our product candidates, when and if approved, for a cost that is similar to other hospital-based antibiotics.

We currently rely on a limited number of third-party contract manufacturers for all of our required raw materials, drug substance and finished product for our preclinical research and clinical trials. We do not have long-term agreements with any of these third parties. We also do not have any current contractual relationships for the manufacture of commercial supplies of any of our product candidates after they are approved. If any of our products are approved by any regulatory agency, we intend to enter into agreements with third-party contract manufacturers for the commercial production of those products. We currently employ internal resources to manage our manufacturing.

Intellectual Property

We strive to protect the proprietary technology that we believe is important to our business, including seeking and maintaining patents intended to cover our product candidates and compositions, their methods of use and processes for their manufacture and any other inventions that are commercially important to the development of our business. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

Our success will significantly depend on our ability to obtain and maintain patent and other proprietary protection for commercially important technology and inventions and know-how related to our business, defend and enforce our patents, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We also rely on know-how and continuing technological innovation to develop and maintain our proprietary position.

As of February 28, 2014, we owned two U.S. patents, six foreign patents, seven pending U.S. patent applications, one pending international application filed under the Patent Cooperation Treaty and 46 pending foreign patent applications in Europe and 17 other jurisdictions. In addition we have exclusively licensed from Harvard University rights under seven U.S. patents, 12 foreign patents, three pending U.S. patent applications and 24 pending foreign patent applications in Europe and ten other jurisdictions. Certain of our patents and patent applications are directed to the composition of matter and use of eravacycline and applications are pending in the United States, Europe, Japan and other countries.

Tetraphase-Owned Intellectual Property Relating to Eravacycline and Other Compounds Under Development

We have patent applications directed to the composition of matter and use of eravacycline and other fluorocyclines, such as TP-271, pending in the United States, Europe, Japan and other countries. Patents specific to the composition and use of eravacycline have been granted in Europe, Australia, Mexico, New Zealand and Singapore. The granted patents have an expiration date of August 7, 2029, as will any patents that may issue from the pending applications absent any term extensions or adjustments that may be available. Any patents that may issue from these pending applications will have an expiration date no earlier than 2031.

We have also filed patent applications directed to the composition of matter and use of various derivatives of tetracycline and pentacycline (a tetracycline scaffold extended to five rings) in the United States, Europe and other foreign countries. Any patents that might issue from these pending applications will have an expiration date no earlier than 2030, with some expiration dates as late as 2033.

Exclusively Licensed Intellectual Property Relating to Our Proprietary Chemistry Technology

The patents and patent applications that we exclusively license from Harvard provide patent protection for the proprietary chemistry technology used in our fully synthetic process to make eravacycline and other tetracycline derivatives. The key intermediates that enable our fully synthetic process are commonly referred to as enone intermediates. The licensed patents and patent applications are directed towards the composition of matter of enone intermediates and compounds used to make the enone intermediates, referred to as key precursors, as well as synthetic routes to those enone intermediates, precursors and our tetracycline derivatives under development.

Composition of matter for the enone intermediates and precursors used in preparing the enone intermediates, as well as methods of making the precursors and enone intermediates are covered by the U.S. patents we license from Harvard, which will expire no earlier than 2027, taking into consideration patent term adjustment. Corresponding patent applications have been filed in foreign jurisdictions and any patents that have issued and might issue from these applications expire or will expire no earlier than 2025.

Exclusively Licensed Intellectual Property Relating to Pentacycline and Tetracycline Derivatives

Our license from Harvard also includes patent applications directed to the composition of matter and use of other novel tetracycline or pentacycline derivatives. These applications are pending in the United States, Europe and other countries. Any patents that might issue from these pending applications will have an expiration date no earlier than 2027.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug, biological product or medical device approved pursuant to a pre-market approval, or PMA, may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. The length of the patent term extension is related to the length of time the drug is under regulatory review while the patent is in force. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration date set for the patent. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be granted an extension and only those claims reading on the approved drug are extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug.

We rely, in some circumstances, on trade secrets to protect our unpatented technology. However, trade secrets can be difficult to protect. We seek to protect our trade secrets and proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached. We may not have adequate remedies for any breach and could lose our trade secrets through such a breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting trade secrets, know-how and inventions.

License Agreement

On August 3, 2006, we entered into a license agreement with The President and Fellows of Harvard College, under which Harvard granted us an exclusive worldwide license under specified Harvard patent rights to develop and commercialize tetracycline-based products such as eravacycline. Under the license agreement, we also have the right to expand the patent rights subject to the license to include improvement patents that may be owned by Harvard in the future and that meet specified criteria by paying to Harvard an additional license issuance fee in an amount to be agreed between Harvard and us. We also have a right of negotiation to expand the license to include additional patents relating to tetracycline chemistry within a specified category that may be owned by Harvard in the future, including patents covering inventions made by Andrew Myers, Ph.D., our scientific founder, under his consulting agreement with us. Since entering into the license agreement, we have entered into amendments to the license agreement pursuant to which we expanded the patent rights subject to the license in accordance with these rights. Under the license agreement, we are obligated to satisfy diligence requirements, including using commercially reasonable efforts to develop and commercialize licensed compounds and to implement a specified development plan, meeting specified development milestones and providing an update on progress on an annual basis. Our license grant from Harvard is subject to academic rights retained by Harvard and United States government rights and obligations that are customary in patent license agreements with universities in the United States.

In consideration for the rights granted to us by Harvard under the license agreement, we have paid Harvard an aggregate of $3.8 million in upfront license fees and development milestone payments, and issued 31,379 shares of our common stock to Harvard. In addition, we have agreed to make payments to Harvard upon the achievement of specified future development and regulatory milestones totaling up to $15.1 million for each licensed product candidate ($3.1 million of which has already been paid with respect to eravacycline), and to pay tiered royalties in the single digits based on annual worldwide net sales, if any, of licensed products by us, our affiliates and sublicensees. We are also obligated to pay Harvard a specified share of non-royalty sublicensing revenues that we receive from sublicensees for the grant of sublicenses under the license and to reimburse Harvard for specified patent prosecution and maintenance costs.

The license agreement expires on a licensed product-by-licensed product and country-by-country basis upon the expiration of the last-to-expire patent covering the applicable product in the applicable country that is included in the license. Harvard may terminate the license agreement based on our uncured material breach or insolvency or bankruptcy. We have the right to terminate the license agreement for any or no reason at any time on sixty (60) days prior written notice to Harvard.

Government Contracts

Eravacycline

Our program to develop eravacycline for the treatment of disease caused by bacterial biothreat pathogens is funded by BARDA through a five-year contract that provides a total of up to $67 million in funding that BARDA awarded to CUBRC in January 2012. The contract contemplates that CUBRC will collaborate with us on the development, manufacturing and clinical evaluation of a novel broad-spectrum tetracycline antibiotic with potential as an empiric countermeasure for respiratory diseases caused by biothreat and antibiotic-resistant public health pathogens, including Francisella tularensis, which causes tularemia, Yersinia pestis, which causes plague, and Bacillus anthracis, which causes anthrax disease, as well as bacterial pathogens associated with moderate-to-severe CABP and other serious hospital infections. In connection with the BARDA Contract, in February 2012, we entered into a five-year cost-plus-fixed-fee subcontract with CUBRC under which we may receive funding of up to approximately $39.8 million, reflecting the portion of the BARDA funding that may be paid to us for our activities.

We collaborated with CUBRC in seeking government funding of this development program because we did not have any expertise in bidding for, or the administration and management of, government-funded contracts. Because CUBRC had the expertise to manage and administer awards issued by government funding agencies, we agreed with CUBRC that CUBRC would serve as the prime contractor under the BARDA Contract, primarily carrying out a program management and administrative role with additional responsibility for the management of certain preclinical studies. We serve as lead technical experts on all aspects of the BARDA Contract and serve as a subcontractor of CUBRC responsible for management of chemistry, manufacturing and control activities and clinical studies. The flow of funds under this arrangement follows the respective activities being conducted by us and by CUBRC, with funds being paid to us under our subcontract with CUBRC reflecting payment for our activities.

We have agreed upon a research plan with CUBRC detailing the activities to be conducted by CUBRC and by us. In addition to our obligations to conduct the activities provided for by the research plan, we are also obligated under the CUBRC subcontract to satisfy various federal reporting requirements, extending to technical reporting with respect to our activities, reporting with respect to intellectual property and financial reporting.

Payments under our subcontract with CUBRC are made in installments as activities are conducted in accordance with the research plan. Payments are based on direct and indirect costs incurred plus fixed fees, where applicable.

Under the subcontract, CUBRC’s use of our eravacycline data is expressly limited to purposes of performing CUBRC’s obligations under the BARDA Contract, and CUBRC and its other subcontractors must assign to us, subject to government rights, all intellectual property rights relating to our compounds and related data that arise from the project. Under standard government contracting terms, the government receives only limited rights for government use of certain of our pre-existing data and certain data produced with non-federal funding, to the extent such data are required for delivery to BARDA under the project. The government receives unlimited rights to use and disclose new data first produced under the project with BARDA funding, and the government is entitled to at least a nonexclusive, worldwide, royalty-free license to practice or have practiced any patent on an invention that is conceived or first reduced to practice under the project.

BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations, and CUBRC has a right to terminate its subcontract with us only to the extent that BARDA first cancels the corresponding portions of CUBRC’s prime contract.

We retain a right to terminate CUBRC’s rights to use eravacycline. Permissible grounds for such termination of CUBRC’s rights include but are not limited to the sale of our assets relating to the project, an acquisition of us or our granting an exclusive or partially exclusive license to use eravacycline to a licensee that declines to continue CUBRC’s license rights. In such an event, the subcontract may be terminated upon CUBRC’s negotiation of a corresponding termination of CUBRC’s obligations to BARDA.

TP-271

Our program to develop TP-271 is funded by NIAID through the NIAID Grant, a grant awarded in July 2011 that provides up to approximately $2.8 million in funding over five years, and the NIAID Contract, a separate a five-year contract that provides up to $35.8 million in funding that NIAID awarded to CUBRC in October 2011. The NIAID Contract contemplates that CUBRC will collaborate with us on the development, manufacturing and clinical evaluation of a novel broad-spectrum tetracycline antibiotic for respiratory diseases caused by biothreat and antibiotic-resistant public health pathogens, including Francisella tularensis, Yersinia pestis and Bacillus anthracis, as well as bacterial pathogens associated with CABP.

In connection with the NIAID Contract, in October 2011, we entered into a five-year cost-plus-fixed-fee subcontract with CUBRC under which we may receive funding of up to approximately $13.3 million, reflecting the portion of the NIAID Contract funding that may be paid to us for our activities. In connection with the NIAID Grant, in November 2011, CUBRC awarded us a 55-month, no-fee subaward of approximately $980,000 reflecting the portion of the NIAID Grant funding that may be paid to us for our activities.

We collaborated with CUBRC in seeking government funding of this development program because we did not have any expertise in bidding for, or the administration and management of, government-funded contracts. Because CUBRC had the expertise to manage and administer awards issued by government funding agencies, we agreed with CUBRC that CUBRC would serve as the prime contractor under the NIAID Contract, primarily carrying out a program management and administrative role with additional responsibility for the management of certain preclinical studies. We serve as lead technical experts on all aspects of the NIAID Contract and serve as a subcontractor of CUBRC responsible for management of chemistry, manufacturing and control activities and clinical studies. The flow of funds under this arrangement follows the respective activities being conducted by us and by CUBRC, with funds being paid to us under our subcontract with, and subaward from, CUBRC reflecting payment for our activities.

We have agreed upon a research plan with CUBRC detailing the activities to be conducted by CUBRC and by us. In addition to our obligations to conduct the activities provided for by the research plan, we are also obligated under the CUBRC subcontract to satisfy various federal reporting requirements, extending to technical reporting with respect to our activities, reporting with respect to intellectual property and financial reporting.

Payments under our subcontract with CUBRC are made in installments as activities are conducted in accordance with the research plan. Payments are based on direct and indirect costs incurred plus fixed fees, where applicable.

Under the subcontract, CUBRC’s use and disclosure of our proprietary data pertaining to the project are expressly subject to a separate confidentiality agreement between CUBRC and us. CUBRC and its other subcontractors or subawardees must assign to us, subject to government rights, all intellectual property rights relating to our compounds and related data that arise from the project. Under standard government contracting terms and grant conditions, the government is entitled to at least a nonexclusive, worldwide, royalty-free license to practice or have practiced any patent on an invention that is conceived or first reduced to practice under the project.

NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond September 30, 2016 in the case of the NIAID Contract and May 31, 2016 in the case of the NIAID Grant, and CUBRC has a right to terminate its subcontract with, or subaward to, us only to the extent that NIAID first cancels the corresponding portions of CUBRC’s prime contract or award.

We retain rights to terminate the subcontract if CUBRC breaches the subcontract, subject in certain cases to CUBRC’s failure to cure such breach, or by written notice to CUBRC, effective upon CUBRC’s negotiation of a corresponding termination of CUBRC’s obligations to NIAID.

Competition

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical companies and generic drug companies. Many of our potential competitors have substantially greater financial, technical and human resources than we do, as well as greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Accordingly, our potential competitors may be more successful than us in obtaining FDA approval for drugs and achieving widespread market acceptance. Our potential competitors’ drugs may be more effective, or more effectively marketed and sold, than any product candidate we may commercialize and may render our product candidates obsolete or non-competitive before we can recover the expenses of their development and commercialization. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Finally, the development of new treatment methods for the diseases we are targeting could render our product candidates non-competitive or obsolete.

We believe the key competitive factors that will affect the development and commercial success of our most advanced product candidate, eravacycline, if approved, will be efficacy, coverage of drug-resistant strains of bacteria, safety and tolerability profile, reliability, convenience of dosing, including capability for intravenous-to-oral step-down, price, availability of reimbursement from governmental and other third-party payers and susceptibility to drug resistance.

We are developing eravacycline as a broad-spectrum intravenous and oral antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including multidrug-resistant Gram-negative infections. If approved, eravacycline would compete with a number of currently marketed antibiotics, including meropenem, which is marketed by AstraZeneca as Merrem, imipenem/cilastatin, which is marketed by Merck as Primaxin, tigecycline, which is marketed by Pfizer as Tygacil, levofloxacin, which is marketed by Ortho-McNeil and Johnson & Johnson as Levaquin, and piperacillin/tazobactam, which is marketed by Pfizer as Zosyn, as well as antibiotics currently in Phase 3 development, including ceftazidime/avibactam, which is being developed by Forest Laboratories Inc. and AstraZeneca, cefalozine/tazobactam, which is being developed by Cubist, and plazomicin, which is being developed by Achaogen, Inc. We also expect that eravacycline, if approved, would compete with future generic versions of currently marketed antibiotics.

If approved, we believe that eravacycline would compete effectively against these compounds on the basis of:

•	broad-spectrum activity against a wide variety of multidrug-resistant Gram-negative, Gram-positive and anaerobic bacteria;

•	lower probability of drug resistance;

•	a favorable safety and tolerability profile;

•	a convenient dosing regimen; and

•	potentially, convenient intravenous-to-oral step-down.

Recent Changes in the Regulatory Landscape

The FDA’s Anti-Infective Drugs Division has undergone evolution in recent years, primarily driven by concerns that increasingly less effective antibiotics may have been approved in the last 10 to 15 years and a desire to bring what they perceive to be greater statistical rigor to their analyses. The impact of this was a rethinking of how antibiotic efficacy is measured in clinical trials, and a review of the statistical tools used to analyze the data. In February 2012, the FDA published a draft guidance entitled “Guidance for Industry Complicated Urinary Tract Infections: Developing Drugs for Treatment” and in September 2012, it published a draft guidance entitled “Guidance for Industry Complicated Intra-Abdominal Infections: Developing Drugs for Treatment.” The purpose of these guidelines was to address any uncertainties regarding what the FDA expected from sponsors and clinical trials for the indications of cUTI and cIAI. The FDA asked sponsors to include additional measurements in their evaluation of efficacy that the FDA believes are more objective and less susceptible to interpretation by investigators.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, including any manufacturing changes, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, import and export of pharmaceutical products such as those we are developing. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

U.S. Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND which must become effective before human clinical trials may begin;

•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;

•	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

•	submission to the FDA of an NDA;

•	satisfactory completion of an FDA advisory committee review, if applicable;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices, or cGMP, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.

Preclinical Studies

Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Some preclinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their www.clinicaltrials.gov website.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

Phase 1: The drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness. During phase 1 clinical trials, sufficient information about the investigational drug’s or biological product’s pharmacokinetics and pharmacological effects may be obtained to permit the design of well-controlled and scientifically valid phase 2 clinical trials.

Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. Phase 2 clinical trials are typically well-controlled, closely monitored, and conducted in a limited patient population.

Phase 3: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product. Phase 3 clinical trials usually involve a larger number of participants than a Phase 2 clinical trial.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

Special Protocol Assessment

The special protocol assessment, or SPA, process is designed to facilitate the FDA’s review and approval of drugs by allowing the FDA to evaluate the proposed design and size of Phase 3 clinical trials that are intended to form the primary basis for determining a drug product’s efficacy. Upon specific request by a clinical trial sponsor, the FDA will evaluate the protocol and respond to a sponsor’s questions regarding, among other things, primary efficacy endpoints, trial conduct and data analysis, within 45 days of receipt of the request.

The FDA ultimately assesses whether the protocol design and planned analysis of the trial are acceptable to support regulatory approval of the product candidate with respect to effectiveness of the indication studied. All agreements and disagreements between the FDA and the sponsor regarding an SPA must be clearly documented in an SPA letter or the minutes of a meeting between the sponsor and the FDA.

Even if the FDA agrees to the design, execution and analyses proposed in protocols reviewed under the SPA process, the FDA may revoke or alter its agreement under the following circumstances:

•	public health concerns emerge that were unrecognized at the time of the protocol assessment, or the director of the review division determines that a substantial scientific issue essential to determining safety or efficacy has been identified after testing has begun;

•	a sponsor fails to follow a protocol that was agreed upon with the FDA; or

•	the relevant data, assumptions, or information provided by the sponsor in a request for SPA change, are found to be false statements or misstatements, or are found to omit relevant facts.

A documented SPA may be modified, and such modification will be deemed binding on the FDA review division, except under the circumstances described above, if FDA and the sponsor agree in writing to modify the protocol and such modification is intended to improve the study.

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision.

In addition, under the Pediatric Research Equity Act of 2003, or PREA, as amended and reauthorized, certain NDAs or supplements to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.

Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation. Our product candidates are not designated as orphan drugs.

The FDA also may require submission of a risk evaluation and mitigation strategy, or REMS, plan to mitigate any identified or suspected serious risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity.

The FDA is required to refer an application for a novel drug to an advisory committee or explain why such referral was not made. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical trial sites to assure compliance with GCP.

The FDA generally accepts data from foreign clinical trials in support of an NDA if the trials were conducted under an IND. If a foreign clinical trial is not conducted under an IND, the FDA nevertheless may accept the data in support of an NDA if the study was conducted in accordance with GCPs and the FDA is able to validate the data through an on-site inspection, if deemed necessary. Although the FDA generally requests that marketing applications be supported by some data from domestic clinical studies, the FDA may accept foreign data as the sole basis for marketing approval if (1) the foreign data are applicable to the U.S. population and U.S. medical practice, (2) the studies were performed by clinical investigators with recognized competence, and (3) the data may be considered valid without the need for an on-site inspection or, if the FDA considers the inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

The testing and approval process for an NDA requires substantial time, effort and financial resources, and each may take several years to complete. Data obtained from preclinical and clinical testing are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Special FDA Expedited Review and Approval Programs

The FDA has various programs, including fast track designation, accelerated approval and priority review, that are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life threatening disease or condition and demonstrates the potential to address an unmet medical need, or if the drug qualifies as a qualified infectious disease product under the recently enacted Generating Antibiotic Incentives Now, or GAIN Act. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. We have requested fast track designation for eravacycline and are awaiting a response from the FDA.

The FDA may give a priority review designation to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Under the new PDUFA agreement, these six and ten month review periods are measured from the “filing” date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission. Most products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review.

In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug may be subject to accelerated withdrawal procedures.

Moreover, under the provisions of the new Food and Drug Administration Safety and Innovation Act, or FDASIA, enacted in 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for accelerated approval. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Exclusivity and Approval of Competing Products

Hatch-Waxman Exclusivity

Market and data exclusivity provisions under the FDCA can delay the submission or the approval of certain applications for competing products. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the activity of the drug substance. We believe that eravacycline and our other product candidates are new chemical entities. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company that references the previously approved drug. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA, or supplement to an existing NDA or 505(b)(2) NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant, are deemed by the FDA to be essential to the approval of the application or supplement. Three year exclusivity may be awarded for changes to a previously approved drug product, such as new indications, dosages, strengths or dosage forms of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for generic versions of the original, unmodified drug product. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. For drug products that contain an “antibiotic” ingredient approved prior to 1997, such as tetracycline, the statute imposes certain limitations on the award of non-patent exclusivity. However, we do not believe these limitations would apply to eravacycline or any of our other investigational antibiotics.

Qualified Infectious Disease Product Exclusivity

Under the GAIN provisions of FDASIA, which was signed into law in July 2012, the FDA may designate a product as a “qualified infectious disease product,” or QIDP. In order to receive this designation, a drug must qualify as an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by either (1) an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens, or (2) a so-called “qualifying pathogen” found on a list of potentially dangerous, drug-resistant organisms to be established and maintained by the FDA under the new law. A sponsor must request such designation before submitting a marketing application. We obtained a QIDP designation for the intravenous formulation of eravacycline for cUTI and cIAI in July 2013 and expect to request QIDP designations for our other product candidates prior to submitting a marketing application for such product candidates, as appropriate.

Upon approving an application for a qualified infectious disease product, the FDA will extend by an additional five years any non-patent marketing exclusivity period awarded, such as a five-year exclusivity period awarded for a new molecular entity. This extension is in addition to any pediatric exclusivity extension awarded, and the extension will be awarded only to a drug first approved on or after the date of enactment.

The GAIN provisions prohibit the grant of an exclusivity extension where the application is a supplement to an application for which an extension is in effect or has expired, is a subsequent application for a specified change to an approved product, or is an application for a product that does not meet the definition of qualified infectious disease product based on the uses for which it is ultimately approved.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the European Union, before we may commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

Under European Union regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicinal products produced by biotechnology or those medicinal products containing new active substances for specific indications such as the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases and designated orphan medicines, and optional for other medicines which are highly innovative. Under the centralized procedure, a marketing application is submitted to the European Medicines Agency where it will be evaluated by the Committee for Medicinal Products for Human Use and a favorable opinion typically results in the grant by the European Commission of a single marketing authorization that is valid for all European Union member states within 67 days of receipt of the opinion. The initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period. The decentralized procedure provides for approval by one or more “concerned” member states based on an assessment of an application performed by one member state, known as the “reference” member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.

Coverage and Reimbursement

Sales of our products will depend, in part, on the extent to which our products will be covered and reimbursed by third-party payors, such as government health programs, including Medicare and Medicaid, commercial insurance and managed healthcare organizations. These third-party payors are increasingly reducing coverage and reimbursement amounts for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor to not cover our product candidates could reduce physician usage of the product candidate and have a material adverse effect on our sales, results of operations and financial condition.

In the United States, a number of recent legislative reform measures have been passed to contain healthcare reimbursement for pharmaceuticals, including drugs such as our product candidates. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, known collectively as ACA, among other things, establishes annual fees to be paid by manufacturers for certain branded prescription drugs, requires manufacturers to participate in a discount program for certain outpatient drugs under Medicare Part D, increases manufacturer rebate responsibilities under the Medicaid Drug Rebate Program for outpatient drugs dispensed to Medicaid recipients, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected and expands oversight and support for the federal government’s comparative effectiveness research of services and products. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. We cannot predict the full impact of ACA or future reform measures on our operations.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally tend to be significantly lower.

Other Healthcare Laws

Although we currently do not have any products on the market, if our drug candidates are approved and we begin commercialization, we may be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security and physician sunshine laws and regulations. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

Legal Proceedings

We are not currently a party to any material legal proceedings.

Facilities

Our headquarters are located in Watertown, Massachusetts, where we occupy approximately 23,728 square feet of office and laboratory space. The term of the lease expires on July 31, 2015.

Employees

As of February 28, 2014, we had 46 full-time employees, 33 of whom were primarily engaged in research and development activities. A total of 20 employees have an M.D. or Ph.D. degree. None of our employees is represented by a labor union and we consider our employee relations to be good.

Executive Officers

The following table lists the positions, names and ages of our executive officers as of February 28, 2014:

Executive Officers

Guy Macdonald	54 President and Chief Executive Officer, Director
David C. Lubner	49 Senior Vice President and Chief Financial Officer
Patrick T. Horn, M.D., Ph.D.	59 Chief Medical Officer
J. Craig Thompson	47 Chief Operating Officer
Joyce Sutcliffe, Ph.D.	62 Senior Vice President, Biology

Guy Macdonald has served as our President and Chief Executive Officer and a member of our board of directors since January 2008. From August 2003 until January 2008, Mr. Macdonald served as Executive Vice President, Operations, of Idenix Pharmaceuticals, Inc., a biopharmaceutical company. Prior to joining Idenix, he served in various positions at Merck & Co., Inc., a pharmaceutical company, from 1981 to 2003, most recently serving as the Vice President for Anti-Infective and Hospital Products. Mr. Macdonald currently serves as Chairman of the board of directors of Spring Bank Pharmaceuticals, Inc., a privately held company. Mr. Macdonald received an Honours Degree in biochemistry from Dundee University in Dundee, Scotland.

David C. Lubner has served as our Senior Vice President and Chief Financial Officer since October 2010 and from our inception in 2006 until October 2010 he served on a part-time basis as our Senior Vice President and Chief Operating Officer. Mr. Lubner also served as Chief Financial Officer of Mediphase Venture Partners, a venture capital firm, from 2006 until October 2010. From 1999 to 2005, he served as Vice President and Chief Financial Officer at PharMetrics, Inc., a pharmacy and medical claims data informatics company, until its acquisition by IMS Health in 2005. Prior to joining PharMetrics, Mr. Lubner served as Vice President and Chief Financial Officer of ProScript, Inc., a biotechnology company, from 1996 to 1999. Mr. Lubner is a member of the American Institute of CPAs and is a certified public accountant in the Commonwealth of Massachusetts. Mr. Lubner received a B.S. in business administration from Northeastern University and an M.S. in Taxation from Bentley University.

Patrick T. Horn, M.D., Ph.D. has served as our Chief Medical Officer since January 2011. From September 2007 until December 2010, he served as Vice President, Clinical & Medical Affairs at Dyax Corporation, a biopharmaceutical company. Prior to joining Dyax, Dr. Horn served in various positions at Abbott Laboratories, a pharmaceutical company, from 2001 to 2006, most recently serving as Medical Director, Head of Clinical Pharmacology. Dr. Horn received a B.S. in Chemistry from the University of Illinois, doctorate in the Pharmacological and Physiological Sciences from the University of Chicago and an M.D. from the University of Chicago, Pritzker School of Medicine.

J. Craig Thompson has served as our Chief Operating Officer since February 2014. From January 2011 to December 2013, Mr. Thompson served as Chief Commercial Officer with Trius Therapeutics, Inc. From 2003 to December 2010, Mr. Thompson served in various global and U.S. commercial roles with Pfizer Inc., most recently as Vice President of Marketing for Pfizer’s Specialty Care Business Unit. From 1992 to 2003, Mr. Thompson served in positions of increasing responsibility at Merck & Co., Inc., where he most notably worked on the commercial planning and marketing activities for the company’s anti-infectives as well as on major cardiovascular brands. Mr. Thompson holds a Bachelor’s degree in Commerce from McMaster University and an MBA from the University of Notre Dame.

Joyce Sutcliffe, Ph.D. has served as our Senior Vice President, Biology, since May 2009. From October 2007 until May 2009, Dr. Sutcliffe served as Vice President, Research at NanoBio Corporation, a biopharmaceutical company. From September 2001 until September 2007, Dr. Sutcliffe served as Chief Research Scientist and Vice President, Biology at Rib-X Pharmaceuticals, Inc., a biopharmaceutical company. Prior to joining Rib-X Pharmaceuticals, she held various positions at Pfizer, Inc., a pharmaceutical company, for 16 years. Dr. Sutcliffe received a B.S. in zoology from the University of Florida and a Ph.D. in microbiology from the University of Florida, Gainesville, and has held postdoctoral positions at the University of Massachusetts Medical School and the National Institutes of Health.

Available Information

We file reports and other information with the SEC as required by the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. You can find, copy and inspect information we file at the SEC’s public reference room, which is located at 100 F Street, N.E., Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the SEC’s public reference room. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s web site at http://www.sec.gov.

We were incorporated under the laws of the State of Delaware on July 7, 2006 as Tetraphase Pharmaceuticals, Inc. Our principal executive offices are located at 480 Arsenal Street, Suite 110, Watertown, Massachusetts, 02472, and our telephone number is (617) 715-3600. Our Internet website is http://www.tphase.com. We make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the section entitled “Investor Relations,” as a source of information about us.

The foregoing references to our website are not intended to, nor shall they be deemed to, incorporate information on our website into this annual report on Form 10-K by reference.

Item 1A.	Risk Factors

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in this annual report on Form 10-K and other filings with the SEC, press releases, communications with investors and oral statements. Actual future results may differ materially from those anticipated in our forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Risks Relating to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception, expect to incur losses for at least the next several years and may never achieve or sustain profitability.

We have incurred annual net operating losses in every year since our inception. Our net loss was $29.6 million for the year ended December 31, 2013, $15.1 million for the year ended December 31, 2012 and $21.6 million for the year ended December 31, 2011. As of December 31, 2013, we had a deficit accumulated during the development stage of $119.7 million. We have not generated any product revenues and have financed our operations primarily through the public offering and private placements of our equity securities, debt financings and revenue from U.S. government awards. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect that our expenses will increase substantially as we continue our ongoing Phase 3 clinical trials of our lead product candidate, eravacycline, for the treatment of patients with complicated intra-abdominal infections, or cIAI, and for the treatment of patients with complicated urinary tract infections, or cUTI, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. If we obtain marketing approval of eravacycline, we also expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Our expenses also will increase if and as we:

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect that our expenses will increase substantially as we continue our ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI, and for the treatment of cUTI, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. We expect that the total external costs of our ongoing Phase 3 clinical trial of eravacycline for the treatment of cIAI and for the treatment of cUTI will be approximately $55.0-$60.0 million. If we obtain marketing approval for eravacycline or any other product candidate that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing.

We believe that our existing cash and cash equivalents will enable us to fund our current operating plan and capital expenditure requirements into the first quarter of 2016. We believe that our available funds will be sufficient to enable us to obtain top-line data from our ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI and for the treatment of cUTI and to submit a new drug application, or NDA, to the FDA for eravacycline. We expect that these funds will not, however, be sufficient to enable us to commercially launch eravacycline. As a result, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

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

Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the timing, design and costs of our ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI and for the treatment of cUTI;

•	the timing and costs of developing eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections;

•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our other product candidates and potential product candidates;

•	the amount of funding that we receive under our subcontracts awarded to us by our collaborator CUBRC, Inc., or CUBRC, under its government contracts with the Biomedical Advanced Research and Development Authority, or BARDA, and with the National Institutes of Health’s, or NIH’s, National Institute of Allergy and Infectious Diseases, or NIAID, and under our subaward from CUBRC under its grant from NIAID, and the activities funded under these contracts;

•	the number and characteristics of product candidates that we pursue;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the costs of commercialization activities for eravacycline and other product candidates if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of marketing approval, revenue received from commercial sales of eravacycline;

•	the terms and timing of any future collaborations, licensing or other arrangements that we may establish;

•	the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including milestone and royalty payments and patent prosecution fees that we are obligated to pay to Harvard pursuant to our license agreement;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims;

•	the costs of operating as a public company; and

•	the extent to which we in-license or acquire other products and technologies.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Currently, our only external source of funds is funding under subcontracts and a subaward awarded to us by CUBRC pursuant to government contracts from BARDA and NIAID and a grant from NIAID. Although the BARDA contract, and our subcontract with CUBRC under the BARDA contract, have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is $15.7 million from the initial contract date through April 30, 2015, of which $11.7 million had been received through December 31, 2013.

Similarly, although the NIAID contract and our subcontract with CUBRC under the NIAID contract have five-year terms, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond September 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID contract is $7.5 million, of which $4.4 million had been received through December 31, 2013. In addition, although the NIAID grant has a term of five years and our subaward from CUBRC has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond May 31, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subaward with respect to the NIAID grant is $0.7 million from the initial grant date through May 31, 2016, of which $0.5 million had been received through December 31, 2013.

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

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources in the development of eravacycline for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections. Our prospects are substantially dependent on our ability to develop, obtain marketing approval for and successfully commercialize eravacycline. The success of eravacycline will depend on several factors, including the following:

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

Successful development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, will be subject to these same risks.

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

The clinical development of eravacycline and other product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to achieve efficacy in a trial or across a broad population of patients, the occurrence of severe adverse events, failure to comply with protocols or applicable regulatory requirements, and determination by the FDA or any comparable foreign regulatory authority that a drug product is not approvable. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, although eravacycline achieved favorable results in our Phase 2 trial in cIAI, we may nonetheless fail to achieve success in our pivotal Phase 3 program for eravacycline. We have not previously conducted a clinical trial to evaluate eravacycline in treating cUTI and have not tested any oral formulation of eravacycline in any clinical trial designed to evaluate its therapeutic efficacy in any indication. Moreover, the primary endpoint we are using for our ongoing Phase 3 clinical trial of eravacycline for the treatment of cIAI differs from the primary endpoint we successfully achieved in our Phase 2 trial in cIAI. The primary endpoint of this Phase 3 clinical trial is clinical response in the microbiological intent-to-treat patient population, which includes all randomized patients who have baseline bacterial pathogens that cause cIAI and against which the dosed eravacycline has antibacterial activity, at the test-of-cure visit 25 to 31 days after the initial dose of treatment. Our Phase 2 primary endpoint was clinical response at the test-of-cure visit that took place ten to 14 days after the last dose of the drug was administered (approximately 16 to 21 days after randomization) in microbiologically evaluable patients, a narrower patient population. Clinical response was defined as complete resolution or significant improvement of signs or symptoms of infection with no further systemic antibiotic treatment required.

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

The inclusion and exclusion criteria for our ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI and for the treatment of cUTI may adversely affect our enrollment rates for patients in these trials. In addition, many of our competitors also have ongoing clinical trials for product candidates that treat the same indications as eravacycline, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

The development and commercialization of new drug products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to eravacycline and our other product candidates that we may seek to develop or commercialize in the future. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of multidrug-resistant infections. Potential competitors also include academic institutions, government agencies and other public and private research organizations. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective or less costly than eravacycline or any other product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete or noncompetitive.

There are a variety of available therapies marketed for the treatment of multidrug-resistant infections that we would expect would compete with eravacycline, including meropenem, which is marketed by AstraZeneca as Merrem, imipenem/cilastatin, which is marketed by Merck as Primaxin, tigecycline, which is marketed by Pfizer as Tygacil, levofloxacin, which is marketed by Ortho-McNeil and Johnson & Johnson as Levaquin, and piperacillin/tazobactam, which is marketed by Pfizer as Zosyn. Many of the available therapies are well established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. If eravacycline is approved, it may be priced at a significant premium over other competitive products. This may make it difficult for eravacycline to compete with these products.

There are also a number of products in clinical development by third parties to treat multidrug-resistant infections, including ceftazidime/avibactam, which is being developed by Forest Laboratories Inc. and AstraZeneca, cefalozine/tazobactam, which is being developed by Cubist, and plazomicin, which is being developed by Achaogen, Inc. If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than we do, it could result in our competitors establishing a strong market position before we are able to enter the market.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary chemistry technology and product candidates. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. To protect our proprietary position, we file patent applications in the United States and abroad related to our novel technologies and product candidates that are important to our business. The patent application and approval process is expensive and time consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may also fail to identify patentable aspects of our research and development before it is too late to obtain patent protection.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development, regulatory, commercialization and business development expertise of Guy Macdonald, our President and Chief Executive Officer, Patrick T. Horn, our Chief Medical Officer, David C. Lubner, our Senior Vice President and Chief Financial Officer, J. Craig Thompson, our Chief Operating Officer, and Joyce Sutcliffe, our Senior Vice President, Biology, as well as the other principal members of our management, scientific and clinical team. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time.

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

An active trading market for our common stock may not be sustained.

Although we have listed our common stock on The NASDAQ Global Market, an active trading market for our common stock may not be sustained. In the absence of an active trading market for our common stock, investors may not be able to sell their common stock at or above the price at which they acquired the common stock or at the times that they would like to sell. An inactive trading market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

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

We have broad discretion in the use of our cash reserves and may not use them effectively.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our second filing of an annual report on Form 10-K with the Securities and Exchange Commission. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are currently engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

As of February 28, 2014, our executive officers and directors, and stockholders affiliated with our executive officers and directors, beneficially owned in the aggregate shares representing approximately 17% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

ITEM 1B.	Unresolved Staff Comments

None

ITEM 2.	Properties

We lease our principal facilities, which consist of approximately 23,728 square feet of office, research and laboratory space located at 480 Arsenal Street, Watertown, Massachusetts. The leases covering this space expire on July 31, 2015. We believe that our existing facilities are sufficient for our current needs for the foreseeable future.

ITEM 3.	Legal Proceedings

We are not currently a party to any material legal proceedings.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price Information

Our common stock began trading on the NASDAQ Global Market on March 20, 2013 under the symbol “TTPH”. Prior to that date, there was no established public trading market for our common stock. The following table sets forth, for the periods indicated, the high and low intraday sales prices of our common stock as reported by the NASDAQ Global Market:

	High	Low
2013
First Quarter from and after March 20, 2013	$7.50	$6.62
Second Quarter	$9.66	$7.00
Third Quarter	$11.77	$7.04
Fourth Quarter	$13.89	$9.85

Holders

At February 28, 2014, there were approximately 11 holders of record of our common stock. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

Dividends

We have never declared or paid any cash dividends on our common stock and our ability to pay cash dividends is currently prohibited by the terms of our debt financing arrangements. We currently intend to retain earnings, if any, for use in our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, on our common stock will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, anticipated cash needs, and plans for expansion.

Recent Sales of Unregistered Securities

Set forth below is information regarding shares of common stock issued, and options and warrants granted, by us during 2013 that were not registered under the Securities Act of 1933, as amended. Included is the consideration, if any, we received for such shares, options and warrants and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed. No underwriters were involved in any such issuances.

(a) Stock Option Grants:

Between January 1, 2013 and June 14, 2013, we granted options to purchase an aggregate of 1,250,940 shares of common stock, with exercise prices ranging from $7.07 to $8.75 per share, to employees and directors pursuant to our 2013 Stock Incentive Plan. Between January 1, 2013 and June 14, 2013, we issued an aggregate of 6,178 shares of common stock upon the exercise of options for aggregate consideration of $9,765.

The stock options and the common stock issuable upon the exercise of such options as described in this paragraph (a) were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

(b) Warrant Grants:

On February 28, 2013, in connection with the our borrowing of $3.0 million under our Loan and Security Agreement with Silicon Valley Bank and Oxford Finance, an existing warrant to purchase Series C preferred stock that we issued to Silicon Valley Bank on December 20, 2012 became exercisable for an additional 233,372 shares of Series C preferred stock at a price of $0.2571 per share and we simultaneously issued an additional warrant to purchase 233,372 shares of Series C preferred stock at a price of $0.2571 per share to Oxford Finance.

The securities described in this paragraph (b) were issued in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(a)(2) under the Securities Act promulgated thereunder relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.

All of the securities described in paragraphs (a) and (b) are deemed restricted securities for purposes of the Securities Act. All of the certificates representing such securities included appropriate legends setting forth that the securities have not been registered and the applicable restrictions on transfer.

Use Of Proceeds

We effected the initial public offering, or IPO, of our common stock through a Registration Statement on Form S-1 (File No. 333-186574) that was declared effective by the Securities and Exchange Commission on March 19, 2013. On March 25, 2013, we completed the sale of 10,714,286 shares of common stock in our IPO at a price to the public of $7.00 per share, resulting in net proceeds to us of $68.0 million after deducting underwriting discounts and commissions of $4.4 million and offering costs of $2.5 million. In addition, we granted the underwriters a 30-day option to purchase up to 1,607,143 additional shares of common stock at the IPO price to cover over allotments, if any. On April 12, 2013, we completed the additional sale of 797,792 shares of common stock under this option at a price to the public of $7.00 per share, resulting in net proceeds to us of $5.2 million after deducting underwriting discounts and commissions of $0.4 million. The offering commenced on March 19, 2013 and terminated before the sale of all of the securities registered in the offering. Barclays Capital Inc. and BMO Capital Markets Corp. acted as joint book-running managers for the offering and Stifel, Nicolaus & Company, Incorporated, JMP Securities LLC and Needham & Company, LLC acted as co-managers of the offering. There were no selling stockholders in the offering.

The aggregate net offering proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $73.2 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

As of December 31, 2013, we estimate that we have used approximately $18.9 million of the net proceeds from the IPO to fund the clinical development of eravacycline and for working capital and other general corporate purposes. We hold the unused proceeds from the offering in cash and money market funds. There has been no material change in our planned use of proceeds from the IPO from that described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) on March 20, 2013.

Comparative Stock Performance Graph

The information included under the heading “Comparative Stock Performance Graph” in this Item 5 of Part II of this annual report on Form 10-K shall not be deemed to be “soliciting material” or subject to Regulation 14A or 14C, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Set forth below is a graph comparing the total cumulative returns of Tetraphase, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes $100 was invested on March 20, 2013 in our common stock and each of the indices and that all dividends, if any, are reinvested.

	3/20/13	3/31/13	6/30/13	9/30/13	12/31/13
Tetraphase Pharmaceuticals	$100.00	$101.00	$100.43	$162.57	$193.14
NASDAQ Composite Index	$100.00	$100.41	$104.58	$115.90	$128.34
NASDAQ Biotechnology Index	$100.00	$102.51	$111.35	$134.43	$145.52

ITEM 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report on Form 10-K. The selected consolidated financial data in this section are not intended to replace our financial statements and the related notes. Our historical results are not necessarily indicative of the results that may be expected in the future.

The consolidated balance sheet data at December 31, 2013 and 2012 and the consolidated statement of operations data for each of the three years in the period ended December 31, 2013 and the period from July 7, 2006 (inception) to December 31, 2013 have been derived from our audited consolidated financial statements for such years, included elsewhere in this annual report on Form 10-K. The consolidated balance sheet data at December 31, 2011 have been derived from the audited consolidated financial statements for such years not included in this annual report on Form 10-K.

Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Years Ended December 31,			The Period from July 7, 2006 (inception) to December 31, 2013
	2013	2012	2011
Statement of Operations Data:
Contract and grant revenue	$10,486	$7,600	$185	$18,271
Operating expenses:
Research and development	31,508	17,294	17,737	106,615
General and administrative	7,168	4,309	3,874	24,471

Total operating expenses	38,676	21,603	21,611	131,086

Loss from operations	(28,190)	(14,003)	(21,426)	(112,815)
Other income (expense):
Interest income	10	—	1	618
Interest expense	(1,719)	(1,021)	(161)	(3,157)
Other income (expense)	263	(63)	22	(4,367)

Total other income (expense)	(1,446)	(1,084)	(138)	(6,906)

Net loss	$(29,636)	$(15,087)	$(21,564)	$(119,721)

Net loss per share applicable to common stockholders-basic and diluted (1)	$(1.78)	$(47.54)	$(73.34)	$(49.36)

Weighted-average number of common shares used in net loss per share applicable to common stockholders-basic and diluted	16,665	317	294	2,425

Comprehensive loss	$(29,636)	$(15,087)	$(21,564)

	As of December 31,
	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$102,712	$9,079	$22,454
Working capital	92,229	3,720	16,400
Total assets	105,886	14,072	24,069
Current liabilities	13,191	8,661	6,974
Long-term obligations	4,887	8,619	5,857
Convertible preferred stock	—	79,841	79,841
Deficit accumulated during the development stage	(119,721)	(90,085)	(74,998)
Total stockholders’ equity (deficit)	$87,808	$(83,049)	$(68,603)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing in this annual report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this annual report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical stage biopharmaceutical company using our proprietary chemistry technology to create novel antibiotics for serious and life-threatening multidrug-resistant infections. Our lead product candidate, eravacycline, is a fully synthetic tetracycline derivative that we are developing as a broad-spectrum intravenous and oral antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including multidrug-resistant Gram-negative infections. We are conducting a Phase 3 clinical trial of eravacycline with intravenous administration for the treatment of complicated intra-abdominal infections, or cIAI, and a second Phase 3 clinical trial of eravacycline for the treatment of complicated urinary tract infections, or cUTI, with intravenous-to-oral step-down therapy. We expect to have top-line data from the Phase 3 cIAI clinical trial in the first quarter of 2015, data from a lead-in portion of the Phase 3 cUTI clinical trial in mid-2014 and top-line data from the Phase 3 cUTI clinical trial in mid-2015. Consistent with draft guidance issued by the United States Food and Drug Administration, or FDA, with respect to the development of antibiotics for cIAI and our discussions with the FDA, we expect that positive results from these two Phase 3 clinical trials would be sufficient to support submission of a new drug application, or NDA, for eravacycline in the treatment of cIAI and cUTI. Subject to obtaining additional financing, we intend to pursue development of eravacycline for the treatment of additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections following our development of eravacycline for the treatment of cIAI and cUTI. We are also pursuing the discovery and development of TP-271, a preclinical compound that we are developing for respiratory diseases caused by bacterial biothreat pathogens, and additional antibiotics to target unmet medical needs, including multidrug-resistant Gram-negative bacteria.

We commenced business operations in July 2006. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary chemistry technology, identifying potential product candidates and undertaking preclinical studies and clinical trials of our product candidates. To date, we have not generated any product revenue and have primarily financed our operations through the public offering and private placement of our equity securities, debt financings and revenue from U.S. government awards. As of December 31, 2013, we had received an aggregate of $217.4 million in net proceeds from the issuance of equity securities and borrowings under debt facilities and an aggregate of $16.7 million from government grants and contracts. As of December 31, 2013, our principal source of liquidity was cash and cash equivalents, which totaled $102.7 million.

As of December 31, 2013, we had a deficit accumulated during the development stage of $119.7 million. Our net losses were $29.6 million, $15.1 million and $21.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. We expect that our expenses will increase substantially as we continue our ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI and for the treatment of cUTI, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. If we obtain marketing approval of eravacycline, we also expect to incur significant sales, marketing, distribution and manufacturing expenses. Furthermore, we expect to incur ongoing research and development expenses relating to our product candidates other than eravacycline and that our general and administrative costs will increase as we grow and continue to operate as a public company. We will need to generate significant revenue to achieve profitability, and we may never do so.

We believe that our available funds will be sufficient to enable us to obtain top-line data from our ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI and for the treatment of cUTI and to submit an NDA to the FDA for eravacycline. We expect that these funds will not, however, be sufficient to enable us to commercially launch eravacycline. It is also possible that we will not achieve the progress that we expect with respect to eravacycline because the actual costs and timing of clinical development activities are difficult to predict and are subject to substantial risks and delays. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

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

Although the BARDA Contract, and our subcontract with CUBRC under the BARDA Contract, have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is $15.7 million from the initial contract date through April 30, 2015, of which $11.7 million had been received through December 31, 2013.

Similarly, although the NIAID Contract and our subcontract with CUBRC under the NIAID Contract have five-year terms, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond September 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID Contract is $7.5 million, of which $4.4 million had been received through December 31, 2013. In addition, although the NIAID Grant has a term of five years and our subaward from CUBRC has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond May 31, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subaward with respect to the NIAID Grant is $0.7 million from the initial grant date through May 31, 2016, of which $0.5 million had been received through December 31, 2013.

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

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and lab supplies, to each program based on the personnel resources allocated to such program. Expenses related to facilities, consulting, travel, conferences, stock-based compensation and depreciation are not allocated to a program and are separately classified as other research and development expenses. The following table identifies research and development expenses on a program-specific basis for our product candidates for the years ended December 31, 2013 and 2012 and the period from July 7, 2006 (inception) to December 31, 2013:

	Years Ended December 31,		The Period from July 7, 2006 (inception) to December 31, 2013
	2013	2012
	(in thousands)
Eravacycline	$17,671	$6,932	$48,396
BARDA Contract	7,341	4,279	11,620
NIAID Contract and NIAID Grant	2,625	2,537	5,335
Other development programs	1,041	1,071	21,489
Other research and development	2,830	2,475	19,775

Total research and development	$31,508	$17,294	$106,615

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

As of December 31, 2013, we had incurred an aggregate of $48.4 million in research and development expenses related to the development of eravacycline, excluding $11.6 million of expenses that were funded under the BARDA Contract. We expect that our research and development expenses will increase substantially as we continue our ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI and the treatment of cUTI, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. We expect that the total external costs of the Phase 3 clinical trials of eravacycline for the treatment of cIAI and the treatment of cUTI will be approximately $55.0-$60.0 million, of which $11.9 million had been incurred during the year ended December 31, 2013.

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

We have licensed our proprietary chemistry technology from Harvard University on an exclusive worldwide basis under a license agreement that we entered into in August 2006. Under our license agreement, we have paid Harvard an aggregate of $3.8 million in upfront license fees and development milestone payments, including a $2.0 million milestone fee that we paid in October 2013 in connection with the dosing of the first patient in our Phase 3 clinical trial of eravacycline for the treatment of patients with cIAI. We have also issued 31,379 shares of our common stock to Harvard under the license agreement. In addition, we have agreed to make payments to Harvard upon the achievement of specified future development and regulatory milestones totaling up to $15.1 million for each licensed product candidate ($3.1 million of which has already been paid with respect to eravacycline), and to pay tiered royalties in the single digits based on annual worldwide net sales, if any, of licensed products by us, our affiliates and our sublicensees. We are also obligated to pay Harvard a specified share of non-royalty sublicensing revenues that we receive from sublicensees for the grant of sublicenses under the license and to reimburse Harvard for specified patent prosecution and maintenance costs. The next milestone payment that would come due under the license agreement with respect to eravacycline is a $3.0 million payment that would become due to Harvard upon acceptance of an NDA filing to the FDA for eravacycline.

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

Interest Expense

Interest expense consists primarily of interest accrued on our outstanding indebtedness and non-cash interest related to the amortization of debt discount costs associated with our term loan facility with Silicon Valley Bank and Oxford Finance. We expect that our interest expense will decrease in future periods as we pay down principal on our indebtedness to Silicon Valley Bank and Oxford Finance over the term of the loan.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

We have derived all of our revenue to date from our subcontracts with CUBRC under the BARDA Contract and the NIAID Contract and our subaward under the NIAID Grant. We recognize revenue under these best-efforts, cost-reimbursable and cost-plus-fixed-fee subcontracts and subaward as we perform services under the subcontracts and subaward so long as a subcontract and subaward has been executed and the fees for these services are fixed or determinable, legally billable and reasonably assured of collection. Recognized amounts reflect our partial performance under the subcontracts and subaward and equal direct and indirect costs incurred plus fixed fees, where applicable. We do not recognize revenue under these arrangements for amounts related to contract periods where funding is not yet committed as amounts above committed funding thresholds would not be considered fixed or determinable or reasonably assured of collection. Revenues and expenses under these arrangements are presented gross on our statements of operations and comprehensive loss as we have determined we are the primary obligor under these arrangements relative to the research and development services we perform as lead technical expert.

Revenue under our subcontracts under both the NIAID Contract and the BARDA Contract are earned under a cost-plus-fixed-fee arrangement in which we are reimbursed for direct costs incurred plus allowable indirect costs and a fixed-fee earned. Billings under these contracts are based on approved provisional indirect billing rates, which permit recovery of fringe benefits, allowable overhead and general and administrative expenses and a fixed fee.

Revenue under our subaward under the NIAID Grant is earned under a cost-reimbursable arrangement in which we are reimbursed for direct costs incurred plus allowable indirect costs. Billings under the NIAID Grant are based on approved provisional indirect billing rates, which permit recovery of fringe benefits and allowable general and administrative expenses.

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed for us and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	CROs in connection with clinical trials;

•	CMOs with respect to clinical materials and intermediaries;

•	vendors in connection with preclinical development activities; and

•	vendors related to manufacturing, development and distribution of clinical supplies.

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed, enrollment of subjects, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differs from the actual status and timing of services performed we may report amounts that are too high or too low in any particular period. To date, there have been no material differences from our estimates to the amount actually incurred.

Stock-Based Compensation

Since our inception in July 2006, we have applied the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation, which we refer to as ASC 718, to account for all stock-based compensation. We recognize compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant. Stock compensation related to non-employee awards is remeasured at each reporting period until the awards are vested. Described below is the methodology we have utilized in measuring stock-based compensation expense.

Determining the amount of stock-based compensation to be recorded requires us to develop estimates of the fair value of stock-based awards as of their grant date. We recognize stock-based compensation expense ratably over the requisite service period, which in most cases is the vesting period of the award. Calculating the fair value of stock-based awards requires that we make highly subjective assumptions. We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the fair value of our common stock on the grant date for the period prior to our IPO, the expected term of our stock options, the risk free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Because there had been no public market for our common stock prior to our IPO, we believe that we have insufficient data from our limited public trading history to appropriately utilize company-specific historical and implied volatility information. Accordingly, we utilize data from a representative group of publicly traded companies to estimate expected stock price volatility. We selected representative companies from the biopharmaceutical industry with similar characteristics as us, including stage of product development and therapeutic focus. We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. For non-employee grants, we use an expected term equal to the remaining contractual term of the award. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention of paying cash dividends. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

Under ASC 718, we are also required to estimate the level of forfeitures expected to occur and record compensation expense only for those awards that we ultimately expect will vest. We have performed an historical analysis of option awards that were forfeited prior to vesting and recorded total stock option expense that reflected this estimated forfeiture rate. Stock-based compensation expense requires certain estimates by management. We cannot currently predict the total amount of stock-based compensation expense to be recognized in any future period because such amounts will depend on levels of stock-based payments granted in the future as well as the portion of the awards that actually vest. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the years ended December 31, 2013, 2012 and 2011 our estimated annual forfeiture rate was 3%, 3% and 0%, respectively.

Stock-based compensation expense includes options granted to employees and non-employees and has been reported in our statements of operations and comprehensive loss as follows:

	Year Ended December 31,			The Period from July 7, 2006 (inception) to December 31, 2013
	2013	2012	2011
	(in thousands)
Research and development	$690	$463	$175	$1,686
General and administrative	611	149	137	1,161

Total	$1,301	$612	$312	$2,847

We estimated the fair value of stock options at the grant date using the following assumptions:

	Years Ended December 31,
	2013	2012	2011
Weighted average expected volatility	58%	67%	64%
Expected life (in years)	5.8-7.1	6.0-6.1	6.0-6.1
Risk free interest rate	0.91%-2.01%	0.85%-1.21%	1.21%-2.41%
Expected dividend yield	0%	0%	0%

The following table presents the grant dates and related exercise or purchase prices of stock options that we granted from January 1, 2012 through the date we became a public company, along with the corresponding exercise price for each option grant and the fair value per share utilized to calculate stock-based compensation expense:

Date of Grant	Number of shares underlying options granted	Exercise price per share	Common stock fair value per share on grant date
1/20/2012	24,786	$2.03	$2.03
1/26/2012	11,206	$2.03	$2.03
6/6/2012	170,676	$2.03	$3.77
11/19/2012	5,171	$5.22	$5.22

For grants made prior to the consummation of our IPO on March 25, 2013, the estimated fair value per share of common stock in the table above represents the determination by our board of directors of the fair value of our common stock as of the date of grant, taking into consideration various objective and subjective factors, including the conclusions of contemporaneous valuations of our common stock. For grants made following the consummation of our IPO, our board of directors determined that the fair value per share of our common stock on the date of grant is equal to the closing price of our common stock on The NASDAQ Global Market on the date of grant.

Prior to our IPO, due to the absence of an active market for our common stock, the fair value of our common stock was determined in good faith by our board of directors, with the assistance and upon the recommendations of management, based on objective and subjective factors consistent with the methodologies outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, referred to as the AICPA Practice Aid, including:

•	the shares of common stock were illiquid securities in a private company;

•	the prices of shares of our preferred stock that we had sold to outside investors in arm’s length transactions, and the rights, preferences and privileges of that preferred stock relative to our common stock;

•	our results of operations, financial position and the status of our research and development efforts, including the status of clinical trials for our product candidates under development;

•	the material risks related to our business;

•	our business strategy;

•	our achievement of key milestones, including the results of clinical trials;

•	the market performance of publicly traded companies in the life sciences and biotechnology sectors, and recently completed mergers and acquisitions of companies comparable to us;

•	the likelihood of achieving a liquidity event for the holders of our common stock, such as, sale of the company or an initial public offering given prevailing market conditions;

•	external market conditions affecting the life sciences and biotechnology industry sectors; and

•	contemporaneous and retrospective valuations of our common stock.

Since our IPO, the exercise price per share of all option grants has been set at the closing price of our common stock on The NASDAQ Global Market on the applicable date of grant, which our board of directors believes represents the fair value of our common stock.

Stock-based compensation expense related to awards granted to employees was $1.3 million and $0.3 million for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, we had approximately $5.6 million of total unrecognized stock-based compensation expense related to unvested stock options, expected to be recognized over a weighted-average period of 3.3 years. We expect that our stock-based compensation expense for stock options granted to employees will grow in future periods due to the potential increases in the value of our common stock and headcount.

During 2009, we granted options to non-employees to purchase 232,758 shares of common stock. These options vested with respect to one-third of the underlying shares on the date of grant, with the remaining shares vesting quarterly over four years from date of grant and have a life of ten years. During 2010, we granted options to non-employees to purchase 12,972 shares of common stock. These non-employee options vest quarterly through the fourth anniversary of the vesting date and have a contractual term of ten years. Stock options issued to non-employees are accounted for at fair value. We periodically revalue the options as they vest and recognize expense over the related service period. The total expense related to all non-employee options was $39,000 and $307,000 for the years ended December 31, 2013 and 2012, respectively, and $621,000 for the period from July 7, 2006 (inception) through December 31, 2013.

Results of Operations

Comparison of Years Ended December 31, 2013 and 2012

The following tables summarize the results of our operations for each of the years ended December 31, 2013 and 2012, together with the changes in those items in dollars and as a percentage:

	Years Ended December 31,		Increase/ (decrease)%
	2013	2012
	(in thousands)
Revenues	$10,486	$7,600	$2,886	38%
Operating expenses:
Research and development	31,508	17,294	14,214	82%
General and administrative	7,168	4,309	2,859	66%

Total operating expenses	38,676	21,603	17,073	79%

Loss from operations	(28,190)	(14,003)	(14,187)	101%
Interest income	10	—	10	100%
Interest expense	(1,719)	(1,021)	(698)	68%
Other income (expense)	263	(63)	326	(517)%

Net loss	$(29,636)	$(15,087)	$(14,549)	96%

The following table sets forth our contract and grant revenue for the years ended December 31, 2013 and 2012:

	Years Ended December 31,		Increase/ (decrease)%
Revenue	2013	2012
	(in thousands)
BARDA	$7,707	$4,876	$2,831	58%
NIAID Contract	2,512	2,451	61	2%
NIAID Grant	267	273	(6)	(2)%

	$10,486	$7,600	$2,886	38%

Contract and Grant Revenue

Contract and grant revenue was $10.5 million for the year ended December 31, 2013 compared to $7.6 million for the year ended December 31, 2012, an increase of $2.9 million, or 38%. This increase was primarily due to revenue associated with an increase in the activities under our subcontract with respect to the BARDA Contract.

Research and Development Expenses

Research and development expenses were $31.5 million for the year ended December 31, 2013 compared to $17.3 million for the year ended December 31, 2012, an increase of $14.2 million or 82%. This increase was primarily due to an increase of $8.5 million in clinical costs related to our Phase 3 clinical program for eravacycline for the treatment of cIAI and cUTI; an increase of $3.1 million in expenses related to activities under our subcontract with CUBRC with respect to the BARDA Contract; a $2.0 million milestone fee due under our license agreement with Harvard University that became payable during the year ended December 31, 2013 in connection with the dosing of the first patient in our Phase 3 cIAI clinical trial; an increase of $1.9 million in drug manufacturing costs associated with our Phase 3 clinical program for eravacycline for the treatment of cIAI and cUTI; an increase in personnel-related costs of $0.9 million to support our increased activities related to the

Phase 3 clinical program for eravacycline, the BARDA Contract, the NIAID Contract, and the NIAID Grant; and an increase of $0.6 million in development costs associated with the oral formulation of eravacycline. These increases were offset in part by a decrease in clinical and drug manufacturing costs of $3.3 million attributable to the completion of our Phase 2 clinical trial of eravacycline in the first half of 2012.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2013 were $7.2 million compared to $4.3 million for the year ended December 31, 2012, an increase of $2.9 million or 66%. This increase was primarily due to an increase of $1.3 million in audit, legal, insurance and consulting costs primarily due to operating as a public company; an increase in personnel-related costs of $0.8 million; and an increase in stock-based compensation expense of $0.5 million.

Interest Income

Interest income for the years ended December 31, 2013 and December 31, 2012 was immaterial.

Interest Expense

Interest expense for the year ended December 31, 2013 was $1.7 million compared to $1.0 million for the year ended December 31, 2012, an increase of approximately $0.7 million or 68%. The increase in interest expense was primarily attributable to an increase in debt under the term loan facility with Silicon Valley Bank and Oxford Finance associated with our borrowings in December 2012 and February 2013. We expect that our interest expense will decrease in future periods as we pay down principal on our indebtedness to Silicon Valley Bank and Oxford Finance over the term of the loan.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2013 was $0.3 million compared to $(0.1) million for the year ended December 31, 2012. The increase in other income was primarily due to a decrease in the fair value of the underlying preferred stock, which impacted the fair value of our preferred stock warrants issued in connection with our December 2012 and February 2013 debt facility with Silicon Valley Bank and Oxford Finance. We do not anticipate that we will recognize any further amounts with respect to these fair value adjustments as a result of the conversion of all outstanding warrants to purchase our preferred stock into warrants to purchase our common stock in connection with the completion of our IPO.

Comparison of Years Ended December 31, 2012 and 2011

The following tables summarize the results of our operations for each of the years ended December 31, 2012 and 2011, together with the changes in those items in dollars and as a percentage:

	Years Ended December 31,		Increase/ (decrease)%
	2012	2011
	(in thousands)
Revenues	$7,600	$185	$7,415	4,008%
Operating expenses:
Research and development	17,294	17,737	(443)	(2)%
General and administrative	4,309	3,874	435	11%

Total operating expenses	21,603	21,611	(8)	—

Loss from operations	(14,003)	(21,426)	7,423	(35)%
Interest income	—	1	(1)	(100)%
Interest expense	(1,021)	(161)	(860)	(534)%
Other income (expense)	(63)	22	(85)	(386)%

Net loss	$(15,087)	$(21,564)	$6,477	(30)%

The following table sets forth our contract and grant revenue for the years ended December 31, 2012 and 2011:

	Years Ended December 31,		Increase/ (decrease)%
Revenue	2012	2011
	(in thousands)
BARDA	$4,876	—	$4,876	100%
NIAID Contract	2,451	$183	2,268	1,239%
NIAID Grant	273	2	271	13,550%

	$7,600	$185	$7,415	4,008%

Contract and Grant Revenue

Contract and grant revenue was $7.6 million for year ended December 31, 2012 compared to $0.2 million for the year ended December 31, 2011, an increase of $7.4 million, or 4,008%. This increase was primarily due to the commencement of work under our subcontracts under the BARDA Contract and the NIAID Contract and our subaward under the NIAID Grant, which provided $4.9 million, $2.4 million and $0.3 million, respectively, of contract and grant revenue in the year ended December 31, 2012.

Research and Development Expenses

Research and development expenses were $17.3 million for the year ended December 31, 2012 compared to $17.7 million for the year ended December 31, 2011, a decrease of approximately $0.4 million or 2%. This decrease was primarily due to lower clinical costs of $1.2 million attributable to the completion of our Phase 2 clinical trial of eravacycline in the first half of 2012 and the completion of a Phase 1 clinical trial of another pipeline compound in the fourth quarter of 2011; a decrease in development milestone payments of $1.1 million under our license agreement with Harvard University reflecting various milestone payments made in 2011 primarily related to the initiation of the Phase 2 clinical trial for eravacycline and achievement of milestones for other preclinical compounds in development; and a decrease of $0.8 million in preclinical expenses for an oral formulation of eravacycline and for other pipeline compounds. These decreases were partially offset by increases in process chemistry costs of $1.9 million; clinical costs of $0.5 million; and preclinical costs of $0.2 million, in connection with our subcontracts under the NIAID Contract and the BARDA Contract and our subaward under the NIAID Grant.

General and Administrative Expenses

General and administrative expenses were $4.3 million for the year ended December 31, 2012 compared to $3.9 million for the year ended December 31, 2011, an increase of $0.4 million or 11%. This increase was primarily due to additional overhead and personnel costs to support our increased activities related to the NIAID Contract, the BARDA Contract and the NIAID Grant.

Interest Income

Interest income for the years ended December 31, 2012 and 2011 was immaterial.

Interest Expense

Interest expense was $1.0 million for the year ended December 31, 2012 compared to $0.2 million for the year ended December 31, 2011, an increase of approximately $0.9 million. The increase in interest expense was primarily attributable to an increase in debt under the term loan facility with Silicon Valley Bank and Oxford Finance that we entered into in May 2011, resulting primarily from borrowing $1.5 million under this term loan facility in May 2011 and an additional $6.5 million in December 2011.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2012 was $(63,000) compared to $22,000 for the year ended December 31, 2011. Other income (expense) consisted of the fair value adjustment of our preferred stock warrants issued in connection with various debt financings in October 2007, May 2011 and December 2012, which are described in Note 7 to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K. The decrease in other income (expense) from the year ended December 31, 2011 to the year ended December 31, 2012 of $85,000 was due primarily to an increase in the fair value of the underlying preferred stock.

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

Since our inception, we have funded our operations principally through the receipt of funds from public offerings and private placements of equity securities, debt financings and contract research funding and research grants from the United States government. As of December 31, 2013, we had cash and cash equivalents of approximately $102.7 million. We invest cash in excess of immediate requirements in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of December 31, 2013, our funds were held in cash and money market funds.

On November 13, 2013, we completed the sale of 4,500,000 shares of common stock in a follow-on public offering at a price to the public of $10.00 per share, resulting in net proceeds to us of $41.8 million after deducting underwriting discounts and commissions of $2.7 million and offering costs of $0.5 million. On November 19, 2013, we completed the sale of an additional 407,403 shares of common stock to underwriters under the underwriters’ option to purchase additional shares of common stock at a price to the public of $10.00 per share, resulting in net proceeds to us of $3.8 million after deducting underwriting discounts and commissions.

On March 25, 2013, we completed the sale of 10,714,286 shares of common stock in our IPO at a price to the public of $7.00 per share, resulting in net proceeds to us of $68.0 million after deducting underwriting discounts and commissions of $4.4 million and offering costs of $2.5 million. On April 12, 2013, we completed the sale of an additional 797,792 shares of common stock to underwriters under the underwriters’ option to purchase additional shares of common stock at a price to the public of $7.00 per share, resulting in net proceeds to us of $5.2 million after deducting underwriting discounts and commissions.

The following table summarizes our sources and uses of cash for each of the periods set forth below:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash used in operating activities	$(24,506)	$(16,657)	$(19,876)
Net cash used in investing activities	(129)	(54)	(65)
Net cash provided by financing activities	118,268	3,336	7,810

Net increase (decrease) in cash and cash equivalents	$93,633	$(13,375)	$(12,131)

During the years ended December 31, 2013, 2012 and 2011, our operating activities used net cash of $24.5 million, $16.7 million and $19.9 million, respectively. The net cash used in operating activities in these periods primarily resulted from our net losses and changes in our working capital accounts. The increase in net cash used in operations for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was due primarily to higher operating expenses during the year ended December 31, 2013 of $38.7 million as compared to $21.6 million for the year ended December 31, 2012. The decrease in net cash used in operations for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was due primarily to an increase in contract and grant revenue in 2012 in connection with our subcontracts under the BARDA Contract and the NIAID Contract and our subaward under the NIAID Grant.

During the years ended December 31, 2013, 2012 and 2011, our investing activities used net cash of $129,000, $54,000 and $65,000, respectively. The net cash used by investing activities during these periods resulted from purchases of property, plant and equipment to facilitate our increased research and development activities and increased headcount. The increase in net cash used in investing activities for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was due to an increase in various property and equipment purchased during the year ended December 31, 2013. The decrease in net cash used in investing activities for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily reflected a decrease in laboratory equipment purchases in 2012.

During the years ended December 31, 2013, 2012 and 2011 our net cash provided by financing activities was $118.3 million, $3.3 million and $7.8 million, respectively. The net cash provided by financing activities during the year ended December 31, 2013 was primarily related to proceeds from our IPO of $73.8 million, proceeds from our follow-on public offering of $45.6 million, and $3.0 million in borrowings that we made under our debt facility with Silicon Valley Bank and Oxford Finance, offset in part by repayments on our debt facility of $4.2 million. The net cash provided by financing activities during the year ended December 31, 2012 was primarily related to $6.2 million in borrowings that we made under our debt facility with Silicon Valley Bank and Oxford Finance, which amount was partially offset by $2.2 million in debt service costs. The net cash provided by financing activities during the year ended December 31, 2011 was due to $8.0 million in borrowings that we made in 2011 under our debt facility with Silicon Valley Bank and Oxford Finance.

Credit Facilities

In May 2011, we executed a Loan and Security Agreement with two financial institutions, Silicon Valley Bank and Oxford Finance, which provided for up to $8.0 million in funding, to be made available in two tranches. We borrowed the first $1.5 million in May 2011 and the second tranche for the remaining $6.5 million in December 2011. As of December 31, 2013, an aggregate of $2.9 million of principal and accrued interest remained outstanding under these two tranches. On December 20, 2012, we amended the Loan and Security Agreement to provide for up to an additional $9.2 million in funding, to be made available in two tranches, . We borrowed the first $6.2 million on December 20, 2012, of which $5.2 million remained outstanding at December 31, 2013. The second tranche of $3.0 million was borrowed by us on February 28, 2013 , of which $2.7 million of principal and accrued interest remained outstanding at December 31, 2013. As of December 31, 2013, the aggregate principal balance outstanding under loans was $10.8 million.

Of the $10.8 million of principal outstanding under the debt facility as of December 31, 2013, $2.9 million of the outstanding principal, which we originally borrowed in 2011, bears interest at 10% per annum with an additional payment of 2.75% of the original $8.0 million of principal due at the maturity date of November 1, 2014. We were required to pay interest only on the 2011 borrowing through February 28, 2012. We are now repaying indebtedness on the 2011 borrowing in equal monthly payments of $0.3 million through November 1, 2014. The additional payment of 2.75% of the original $8.0 million of principal will be due at the same time as the last loan payment. $5.2 million of outstanding principal, which we borrowed under the debt facility in December 2012, bears interest at 9% per annum with an additional payment of 2.9% of the original $6.2 million of principal due at the maturity date of March 1, 2016. We were required to pay interest only on the 2012 borrowing through June 1, 2013. We are now repaying this indebtedness in 33 equal monthly payments of $0.2 million through March 1, 2016. The additional payment of 2.9% of the original $6.2 million of principal will be due at the same time as the last loan payment. The remaining $2.7 million of outstanding principal, which we borrowed under the debt facility in February 2013, bears interest at 9% per annum with an additional payment of

2.9% of the original $3.0 million of principal due at the maturity date of May 1, 2016. We were required to pay interest only on the 2013 borrowing through August 1, 2013. We are now repaying this indebtedness in 33 equal monthly payments of $0.1 million through May 1, 2016. The additional payment of 2.9% will be due at the same time as the last loan payment.

The loans under the debt facility are collateralized by a blanket lien on all of our corporate assets, excluding intellectual property, and by a negative pledge on our intellectual property. The loan and security agreement contains customary default provisions that include material adverse events, as defined therein, that would entitle the lenders to declare all principal, interest and other amounts owed by us under the loan and security agreement immediately due and payable.

In connection with the December 2012 borrowing under the debt facility, we issued to the lenders 10-year warrants to purchase an aggregate of 964,605 shares of Series C preferred stock with an exercise price of $0.2571 per share. In connection with the February 2013 borrowing under the debt facility, the warrant we issued to Silicon Valley Bank automatically became exercisable for an additional 233,372 shares of Series C preferred stock. In addition, we issued to Oxford Finance a 10-year warrant to purchase an additional 233,372 shares of Series C preferred stock with an exercise price of $0.2571 per share. Upon completion of the IPO the warrants issued in connection with the December 2012 borrowing and the February 2013 borrowing became exercisable for an aggregate of 49,356 shares of our common stock at an exercise price of $7.46 per share and the related warrant liability was reclassified to additional paid-in capital.

Operating Capital Requirements

We expect to incur increasing operating losses for at least the next several years as we continue our ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI, and for the treatment of cUTI, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. We may not be able to complete the development and initiate commercialization of eravacycline or our other product candidates if, among other things, our preclinical research and clinical trials are not successful, the FDA or the European Medicines Agency does not approve eravacycline or our other product candidates when we expect, or at all, or funding under the NIAID Contract, the NIAID Grant or the BARDA Contract is discontinued.

We believe that our existing cash and cash equivalents will be sufficient to fund our current operating plan into the first quarter of 2016 and enable us to obtain top-line data from our ongoing Phase 3 clinical trials of eravacycline for the treatment of patients with cIAI and cUTI and to submit an NDA to the FDA for eravacycline. We expect that these funds will not, however, be sufficient to enable us to commercially launch eravacycline. As a result, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing, design and costs of our ongoing Phase 3 clinical trials of eravacycline for the treatment of patients with cIAI and cUTI;

•	the timing and costs of developing eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections;

•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our other product candidates and potential product candidates;

•	the amount of funding that we receive under our subcontracts under the BARDA Contract and the NIAID Contract and under our subaward under the NIAID Grant, and the activities funded under the BARDA Contract, the NIAID Contract and the NIAID Grant;

•	the number and characteristics of product candidates that we pursue;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the costs of commercialization activities for eravacycline and other product candidates if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	subject to receipt of marketing approval revenue received from commercial sales of eravacycline;

•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;

•	the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including milestone and royalty payments and patent prosecution fees that we are obligated to pay to Harvard pursuant to our license agreement;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and

•	the extent to which we in-license or acquire other products and technologies.

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

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of payment due date by period at December 31, 2013:

	Payment by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Term loan (1)	$12,279	$7,070	$5,209	$—	$—
Operating leases (2)	1,513	947	566	—	—
Harvard milestone payment (3)	3,325	—	3,325	—	—
	$17,117	$8,017	$9,100	$—	$—

(1)	Consists of repayment obligations relating to principal and interest outstanding under our debt facility with Silicon Valley Bank and Oxford Finance as of December 31, 2013.

(2)	On December 12, 2013, we amended our existing operating lease which extended our lease term through July 31, 2015, and entered into a new operating sublease for additional space with a lease term through July 31, 2015.
(3)	Consists of milestone payments that would become due to Harvard of (i) $3.0 million upon acceptance from the FDA of an NDA filing for eravacycline, and (ii) an aggregate amount of $325,000 related to various development milestones for certain preclinical compounds.

We are contractually obligated under our license agreement with Harvard University to make payments to Harvard upon the achievement of specified future development and regulatory milestones totaling up to $15.1 million for each licensed product candidate ($3.1 million of which has already been paid with respect to eravacycline), and to pay tiered royalties in the single digits based on annual worldwide net sales, if any, of licensed products by us, our affiliates and sublicensees. We are also obligated to pay Harvard a specified share of non-royalty sublicensing revenue that we receive from sublicensees for the grant of sublicenses under the license and to reimburse Harvard for specified patent prosecution and maintenance costs. Many of these potential payments are contingent upon the occurrence of certain future events and, given the nature of those events, it is unclear when, if ever, we may be required to pay such amounts or what the total amount of such payments will be. Except for the milestone payments referenced in the contractual obligations table and described in the footnote above, the table does not include any other potential milestone or royalty payments to Harvard.

We have employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control or termination without cause, occur.

In the course of normal business operations, we also have agreements with contract service providers to assist in the performance of our research and development and manufacturing activities. We can elect to discontinue the work under these agreements at any time. We could also enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require up front payments and even long-term commitments of cash.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Our cash equivalents are classified as available-for-sale and consisted of money market funds at December 31, 2013 and 2012. The investments in these financial instruments are made in accordance with an investment policy approved by our board of directors which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial condition would be materially impacted by an immediate change of 10% in interest rates.

We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Further, we do not believe our cash equivalents and investment securities have significant risk of default or illiquidity. We made this determination based on discussions with our investment advisors and a review of our holdings. While we believe our cash equivalents and investment securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. All of our investments are recorded at fair value.

ITEM 8.	Financial Statements and Supplementary Data

TETRAPHASE PHARMACEUTICALS, INC.

(A Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	97
Consolidated Balance Sheets as of December 31, 2013 and 2012	98
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2013, 2012 and 2011 and the period from July 7, 2006 (inception) through December 31, 2013	99

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2013, 2012 and 2011 and the period from July 7, 2006 (inception) through December 31, 2013

100-101
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011 and the period from July 7, 2006 (inception) through December 31, 2013	102
Notes to Consolidated Financial Statements	103

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Tetraphase Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Tetraphase Pharmaceuticals, Inc. (a development stage enterprise) (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2013 and the period from July 7, 2006 (inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tetraphase Pharmaceuticals, Inc. (a development stage enterprise) as of December 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 and the period from July 7, 2006 (inception) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 6, 2014

Tetraphase Pharmaceuticals, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(In thousands except share and per share data)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$102,712	$9,079
Accounts receivable	1,706	2,452
Prepaid expenses and other current assets	1,002	850

Total current assets	105,420	12,381
Property and equipment, net	235	235
Restricted cash	199	161
Other assets	32	1,295

Total assets	$105,886	$14,072

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,881	$2,018
Accrued expenses	5,290	2,303
Deferred revenue	92	699
Current portion of term loan payable	5,928	3,641

Total current liabilities	13,191	8,661
Preferred stock warrant liability	—	610
Accrued final interest payment on term loan	327	128
Term loan	4,560	7,881
Commitments and contingencies
Convertible preferred stock, par value $0.001 per share: no shares and 259,044,157 shares authorized at December 31, 2013 and 2012, respectively; no shares and 256,024,993 shares issued and outstanding at December 31, 2013 and 2012, respectively	—	79,841
Stockholders’ equity (deficit):
Preferred stock, par value $0.001 per share; 5,000,000 shares and no shares authorized at December 31, 2013 and 2012, respectively; no shares issued and outstanding December 31, 2013 and 2012	—	—
Common stock, par value $0.001 per share; 125,000,000 and 317,789,510 shares authorized at December 31, 2013 and 2012, respectively; 25,629,281 and 325,243 shares issued and outstanding at December 31, 2013 and 2012, respectively	26	—
Additional paid-in capital	207,503	7,036
Deficit accumulated during the development stage	(119,721)	(90,085)

Total stockholders’ equity (deficit)	87,808	(83,049)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$105,886	$14,072

See accompanying notes to consolidated financial statements.

Tetraphase Pharmaceuticals, Inc.

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

(In thousands except per share data)

	Year Ended December 31,			The Period from July 7, 2006 (inception) to December 31, 2013
	2013	2012	2011
Revenues	$10,486	$7,600	$185	$18,271
Operating expenses:
Research and development	31,508	17,294	17,737	106,615
General and administrative	7,168	4,309	3,874	24,471

Total operating expenses	38,676	21,603	21,611	131,086

Loss from operations	(28,190)	(14,003)	(21,426)	(112,815)
Other income (expense):
Interest income	10	—	1	618
Interest expense	(1,719)	(1,021)	(161)	(3,157)
Other income (expense)	263	(63)	22	(4,367)

Other expense, net	(1,446)	(1,084)	(138)	(6,906)

Net loss	$(29,636)	$(15,087)	$(21,564)	$(119,721)

Net loss per share applicable to common stockholders-basic and diluted	$(1.78)	$(47.54)	$(73.34)	$(49.36)

Weighted-average number of common shares used in net loss per share applicable to common stockholders-basic and diluted	16,665	317	294	2,425

Comprehensive loss	$(29,636)	$(15,087)	$(21,564)	$(119,721)

See accompanying notes to consolidated financial statements.

Tetraphase Pharmaceuticals, Inc.

(A Development Stage Company)

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands except share and per share data)

	Series A-1 Convertible Preferred Shares		Series A-2 Convertible Preferred Shares		Series B Convertible Preferred Shares		Series C Convertible Preferred Shares		Common Shares		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 7, 2006 (inception)	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of founders’ common stock	—	—	—	—	—	—	—	—	141,028	—	4	—	4
Common stock issued for license	—	—	—	—	—	—	—	—	31,378	—	1	—	1
Issuance of Series A-1 convertible preferred stock, net of issuance costs of $115,049	10,040,000	6,712	—	—	—	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	1	—	1
Net loss												(1,217)	(1,217)

Balance at December 31, 2006	10,040,000	6,712	—	—	—	—	—	—	172,406	—	6	(1,217)	(1,211)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	—	—	—	—	—	(7,071)	(7,071)

Balance at December 31, 2007	10,040,000	6,712	—	—	—	—	—	—	172,406	—	11	(8,288)	(8,277)
Reclassification of Investor Rights/liability upon settlement	—	3,213	—	—	—	—	—	—	—	—	5,321	—	5,321
Vesting of restricted stock	—	—	—	—	—	—	—	—	10,660	—	9	—	9
Issuance of Series of A-2 convertible preferred stock, net of issuance costs of $5,428	—	—	13,095,646	15,055	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	1,552	—	1	—	1
Stock-based compensation expense			—	—	—	—	—	—	—	—	34		34
Net loss			—	—	—	—	—	—	—	—	—	(12,760)	(12,760)

Balance at December 31, 2008	10,040,000	9,925	13,095,646	15,055	—	—	—	—	184,618	—	5,376	(21,048)	(15,672)
Vesting of restricted stock	—	—	—	—	—	—	—	—	4,188	—	4	—	4
Issuance of Series B convertible preferred stock, net of issuance costs of $117,171	—	—	—	—	57,471,225	9,946	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	78,055	—	69	—	69
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	265	—	265
Net loss	—	—	—	—	—	—	—	—	—	—	—	(14,908)	(14,908)

Tetraphase Pharmaceuticals, Inc.

(A Development Stage Company)

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)—(Continued)

(In thousands except share and per share data)

	Series A-1 Convertible Preferred Shares		Series A-2 Convertible Preferred Shares		Series B Convertible Preferred Shares		Series C Convertible Preferred Shares		Common Shares		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2009	10,040,000	9,925	13,095,646	15,055	57,471,225	9,946	—	—	266,861	—	5,714	(35,956)	(30,242)
Vesting of restricted stock	—	—	—	—	—	—	—	—	3,427	—	3	—	3
Issuance of Series C convertible preferred stock, net of issuance costs of $185,093	—	—	—	—	—	—	175,418,122	44,915	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	16,183	—	16	—	16
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	317	—	317
Net loss	—	—	—	—	—	—	—	—	—	—	—	(17,478)	(17,478)

Balance at December 31, 2010	10,040,000	9,925	13,095,646	15,055	57,471,225	9,946	175,418,122	44,915	286,471	—	6,050	(53,434)	(47,384)
Exercise of stock options	—	—	—	—	—	—	—	—	19,809	—	33	—	33
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	312	—	312
Net loss	—	—	—	—	—	—	—	—	—	—	—	(21,564)	(21,564)

Balance at December 31, 2011	10,040,000	9,925	13,095,646	15,055	57,471,225	9,946	175,418,122	44,915	306,280	—	6,395	(74,998)	(68,603)
Exercise of stock options	—	—	—	—	—	—	—	—	18,963	—	29	—	29
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	612	—	612
Net loss	—	—	—	—	—	—	—	—	—	—	—	(15,087)	(15,087)

Balance at December 31, 2012	10,040,000	9,925	13,095,646	15,055	57,471,225	9,946	175,418,122	44,915	325,243	—	7,036	(90,085)	(83,049)

Exercise of stock options	—	—	—	—	—	—	—	—	56,119	—	96	—	96
Issuance of common stock from initial public offering (net of underwriters discounts and issuance costs of $7,391)	—	—	—	—	—	—	—	—	11,512,078	12	73,182	—	73,194
Conversion of convertible preferred stock into common stock	(10,040,000)	(9,925)	(13,095,646)	(15,055)	(57,471,225)	(9,946)	(175,418,122)	(44,915)	8,828,438	9	79,832	—	79,841
Reclassification of warrants for common stock	—	—	—	—	—	—	—	—	—	—	462	—	462
Issuance of common stock from follow-on public offering (net of underwriters discounts and issuance costs of $3,475)	—	—	—	—	—	—	—	—	4,907,403	5	45,594	—	45,599
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,301	—	1,301
Net loss	—	—	—	—	—	—	—	—	—	—	—	(29,636)	(29,636)

Balance at December 31, 2013	—	$—	—	$—	—	$—	—	$—	25,629,281	$26	$207,503	$(119,721)	$87,808

See accompanying notes to consolidated financial statements.

Tetraphase Pharmaceuticals, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,			The Period from July 7, 2006 (inception) to December 31, 2013
	2013	2012	2011
Operating activities
Net loss	$(29,636)	$(15,087)	$(21,564)	$(119,721)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	129	353	521	2,508
Amortization of deferred financing costs and debt discount	342	175	78	641
Accretion of final interest payment on term loans	199	128	—	327
Fair value adjustment of warrants and investor right obligation	(263)	63	(22)	5,099
Stock-based compensation expense	1,301	612	312	2,847
Loss from disposal of property and equipment	—	—	1	5
Changes in operating assets and liabilities:
Restricted cash	(63)	—	—	(224)
Accounts receivable	746	(2,267)	(185)	(1,706)
Prepaid expenses and other current assets	(154)	(227)	(167)	(973)
Accounts payable	310	772	(305)	1,882
Accrued expenses	3,190	(1,878)	1,455	5,290
Deferred Revenue	(607)	699	—	92

Net cash used in operating activities	(24,506)	(16,657)	(19,876)	(103,933)
Investing activities
Purchases of property and equipment	(129)	(54)	(65)	(2,748)

Net cash used in investing activities	(129)	(54)	(65)	(2,748)
Financing activities
Proceeds from sale of common stock, net of underwriter discounts and issuance costs	119,404	(611)	—	118,793
Proceeds from sale of convertible preferred stock, net of issuance costs	—	—	—	79,841
Deferred financing fees	—	(85)	(170)	(275)
Proceeds from issuance of term loan payable	3,000	6,200	8,000	18,750
Repayment of term loan payable	(4,232)	(2,197)	(52)	(7,979)
Proceeds from sale of restricted common stock and common stock to founders	—	—	—	20
Proceeds from exercise of stock options	96	29	32	243

Net cash provided by financing activities	118,268	3,336	7,810	209,393

Net increase (decrease) in cash and cash equivalents	$93,633	$(13,375)	$(12,131)	$102,712
Cash and cash equivalents at beginning of period	9,079	22,454	34,585	—

Cash and cash equivalents at end of period	$102,712	$9,079	$22,454	$102,712

Supplemental cash flow information
Cash paid for interest	$1,142	$702	$78	$2,154

Fair value of warrants issued in connection with issuance of term loan	$115	$241	$302	$684

Reclassification of investors rights/liability to stockholders’ equity	$—	$—	$—	$5,321

Conversion of convertible preferred stock into common stock	$79,841	$—	$—	$79,832

Reclassification of warrant liability to additional paid-in-capital	$462	$—	$—	$462

Reclassification of deferred financing costs to additional paid-in-capital	$1,261	$—	$—	$1,261

See accompanying notes to consolidated financial statements.

Tetraphase Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

(1) Organization and Operations

The Company

Tetraphase Pharmaceuticals, Inc. (the “Company”), is a clinical-stage biopharmaceutical company that was incorporated in Delaware on July 7, 2006 and has a principal place of business in Watertown, Massachusetts. The Company is using its proprietary chemistry technology to create novel antibiotics for serious and life-threatening multidrug-resistant infections. The Company’s lead product candidate, eravacycline, is a fully synthetic tetracycline derivative that the Company is developing as a broad-spectrum intravenous and oral antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including multidrug-resistant Gram-negative infections. The Company is conducting a Phase 3 clinical trial of eravacycline with intravenous administration for the treatment of complicated intra-abdominal infections (“cIAI”) and a second Phase 3 clinical trial of eravacycline for the treatment of complicated urinary tract infections, (“cUTI”), with intravenous-to-oral step-down therapy. The Company expects to have top-line data from the Phase 3 cIAI clinical trial in the first quarter of 2015, data from the lead-in portion of the Phase 3 cUTI clinical trial in mid-2014 and top-line data from the Phase 3 cUTI clinical trial in mid-2015. Subject to obtaining additional financing, and following the Company’s development of eravacycline for the treatment of cIAI and cUTI, the Company intends to pursue development of eravacycline for the treatment of additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections. The Company is also pursuing the discovery and development of additional antibiotics to target unmet medical needs.

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

As of December 31, 2013, the Company had incurred losses since inception of $119.7 million. The Company expects to continue to incur losses and require additional financial resources to advance its product candidates to either commercial stage or liquidity events.

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

Liquidity

The Company’s operations to date have been limited to organizing and staffing the Company, business planning, raising capital, acquiring and developing its proprietary chemistry technology, identifying potential product candidates and undertaking preclinical studies and clinical trials of its product candidates. To date, the Company has not generated any product revenue and has primarily financed its operations through the public offering and private placement of equity securities, debt financings and funding from the United States government. As of December 31, 2013, the Company had received an aggregate of $217.4 million in net proceeds from the issuance of equity securities and borrowings under debt facilities and an aggregate of $16.7 million from government grants and contracts. As of December 31, 2013, the Company’s principal source of liquidity was cash and cash equivalents, which totaled $102.7 million.

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

In October 2011, the National Institutes of Health’s (“NIH”) National Institute of Allergy and Infectious Diseases (“NIAID”) division awarded a contract of up to $35.8 million over a five-year term for the development of TP-271, a preclinical compound, for respiratory disease caused by bacterial biothreat pathogens (“NIAID Contract”) (Note 3). The Company is collaborating with CUBRC Inc. (“CUBRC”), an independent, not for profit, research corporation that specializes in U.S. government-based contracts, on this NIAID Contract and has entered into a subcontract with CUBRC that could potentially provide funding to the Company of up to approximately $13.3 million over the five-year term, including committed funding of $7.5 million from the initial contract date through September 30, 2016, of which $4.4 million had been received by the Company through December 31, 2013. In addition during 2011, the Company was a subawardee under a separate grant from the NIAID (“NIAID Grant”) (Note 3).

In February 2012 the Biomedical Advanced Research and Development Authority (“BARDA”), an agency of the U.S. Department of Health and Human Services, awarded a contract of up to $67.0 million for the development of eravacycline as a potential countermeasure for the treatment of disease caused by bacterial biothreat pathogens (“BARDA Contract”). The Company is also collaborating with CUBRC on the BARDA Contract and has entered into a subcontract with CUBRC that could potentially provide funding to the Company of up to approximately $39.8 million including committed funding of $15.7 million from the initial contract date through April 30, 2015, of which $11.7 million had been received by the Company through December 31, 2013 (Note 3).

On March 25, 2013, the Company completed the sale of 10,714,286 shares of common stock at a price to the public of $7.00 per share, resulting in net proceeds to the Company of $68.0 million after deducting underwriting discounts and commissions of $4.4 million and offering costs of $2.5 million (the “IPO”). The Company’s common stock began trading on the NASDAQ Global Market under the symbol “TTPH” on March 20, 2013. On April 12, 2013, in connection with the underwriters’ option to purchase additional shares of common stock at the initial public offering price to cover over allotments, the Company completed the additional sale of 797,792 shares of common stock under this option at a price to the public of $7.00 per share, resulting in net proceeds to the Company of $5.2 million after deducting underwriting discounts and commissions.

On November 13, 2013, the Company completed the sale of 4,500,000 shares of common stock in a follow-on public offering at a price to the public of $10.00 per share, resulting in net proceeds to the Company of $41.8 million after deducting underwriting discounts and commissions of $2.7 million and offering costs of $0.5 million. On November 19, 2013, in connection with the underwriters’ option to purchase additional shares of common stock at the follow-on offering price to cover over allotments, the Company completed the additional sale of 407,403 shares of common stock under this option at a price to the public of $10.00 per share, resulting in net proceeds to the Company of $3.8 million after deducting underwriting discounts and commissions.

The Company believes that its cash resources of approximately $102.7 million at December 31, 2013 will be sufficient to allow the Company to fund its current operating plan through at least the next twelve months. There can be no assurances, however, that the current operating plan will be achieved in the timeframe anticipated by the Company, or that its cash resources will fund the Company’s operating plan for the period anticipated by the Company or that additional funding will be available on terms acceptable to the Company, or at all.

On February 28, 2013, the Company’s board of directors approved an amendment to the Company’s certificate of incorporation to effect a 1-for-29 reverse split of its Common Stock (the “Reverse Split”). The Company effected this amendment to its certificate of incorporation on March 5, 2013. All references to shares of Common Stock outstanding, average number of shares outstanding and per share amounts in these consolidated financial statements and notes to consolidated financial statements have been restated to reflect the Reverse Split on a retroactive basis.

(2) Summary of Significant Accounting Policies

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment, which is the business of developing and commercializing its proprietary chemistry technology to create novel antibiotics for serious and life-threatening multidrug-resistant infections.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. On an ongoing basis, the Company’s management evaluates its estimates, including estimates related to clinical trial accruals, stock-based compensation expense and reported amounts of contract and grant revenues and expenses during the reported period. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Tetraphase Securities Corporation, a Massachusetts Securities Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents at December 31, 2013 and 2012 consisted of cash and money market funds.

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

Financial instruments measured at fair value as of December 31, 2013 and 2012 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance	Level 1	Level 2	Level 3
December 31, 2013
Cash	$2,704	$2,704	$—	$—
Money market funds, included in cash equivalents	$100,008	$100,008	$—	$—
December 31, 2012
Cash	$5,854	$5,854	$—	$—
Money market funds, included in cash equivalents	$3,225	$3,225	$—	$—
Preferred stock warrant liability (Note 7)	$(610)	$—	$—	$(610)

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

The fair value of the Company’s loans payable at December 31, 2013, computed pursuant to a discounted cash flow technique using the effective interest rate under the loan, is $11.3 million. The effective interest rate considers the fair value of the warrant issued in connection with the loan, loan issuance costs and the deferred charge. The fair value of the Company’s term loan payable is determined using current applicable rates for similar instruments as of the balance sheet date.

The fair value of the preferred stock warrant liability as of December 31, 2012 and March 25, 2013 was determined based on “Level 3” inputs utilizing the Black-Scholes option pricing model (Note 7). On March 25, 2013, upon completion of the Company’s initial public offering (“IPO”), the warrants to purchase preferred stock converted into warrants to purchase common stock and the Company reclassified the fair value of the warrants as of March 25, 2013 to additional paid-in capital. The following table presents activity in the preferred stock warrant liability during the year ended December 31, 2013 (in thousands):

Balance
Fair value at December 31, 2011	$306
Value of warrants issued in 2012	241
Increase in fair value recognized in net loss	63

Fair value at December 31, 2012	$610

Value of warrants issued in 2013	115
Decrease in fair value recognized in net loss	(263)
Reclassification of fair value to additional paid-in capital	(462)

Fair value at December 31, 2013	$—

Accounts Receivable

Accounts receivable at December 31, 2013 and 2012 represent amounts due from CUBRC under the Company’s subcontracts under the NIAID Contract and the BARDA Contract and under the Company’s subaward under the NIAID Grant. The Company’s practice is to bill the prime contractor amounts for which the Company has been invoiced by third parties in the case of contract research or subcontractor costs or for internal costs incurred. Expenses directly associated with the Company’s NIAID and BARDA Contracts and NIAID Grant that have been accrued at the end of the reporting period are not billed to the prime contractor until third party invoices have been received or until internal costs have been paid. Unbilled accounts receivable was $0.8 million and $1.1 million at December 31, 2013 and 2012, respectively.

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

Restricted Cash

At December 31, 2013 the Company had $199,000 in restricted cash deposits with a bank of which $159,000 is collateral for a letter of credit issued to the landlord of one of the Company’s leased facilities. If the Company defaults on its rental obligations, $159,000 will be payable to the lessor of the leased facility. In addition, the Company has $40,000 in restricted cash to secure the Company’s corporate credit card issued through the same bank.

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

Revenue under the Company’s subcontract with respect to the BARDA Contract is earned under a cost-reimbursable contract in which the Company is reimbursed for direct costs incurred plus allowable indirect costs. Billings under the Company’s subcontract under the BARDA Contract are based on approved provisional indirect billing rates, which permit recovery of fringe benefits and allowable general and administrative expenses. During the years ended December 31, 2013 and 2012, and the period from July 7, 2006 (inception) to December 31, 2013, the Company recognized revenue of $7.7 million, $4.9 million and $12.6 million, respectively, from the Company’s subcontract under the BARDA Contract.

Revenue under the Company’s subcontract with respect to the NIAID Contract is earned under a cost-plus-fixed-fee contract in which the Company is reimbursed for direct costs incurred plus allowable indirect costs and a fixed-fee earned. Billings under the Company’s subcontract under the NIAID Contract are based on approved provisional indirect billing rates, which permit recovery of fringe benefits, allowable overhead and general and administrative expenses and a fixed fee. During the years ended December 31, 2013, 2012, 2011 and the period from July 7, 2006 (inception) to December 31, 2013, the Company recognized revenue of $2.5 million, $2.5 million, $0.2 million and $5.1 million, respectively, from the Company’s subcontract under the NIAID Contract.

Revenue under the Company’s subaward with respect to the NIAID Grant is earned under a cost-reimbursable contract in which the Company is reimbursed for direct costs incurred plus allowable indirect costs. Billings under the Company’s subaward under the NIAID Grant are based on approved provisional indirect billing rates, which permit recovery of fringe benefits and allowable general and administrative expenses. During the years ended December 31, 2013, 2012, 2011 and the period from July 7, 2006 (inception) to December 31, 2013, the Company recognized revenue of $267,000, $273,000, $2,000 and $542,000, respectively, from the Company’s subaward under the NIAID Grant.

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

Effective as of the completion of the IPO, all of the Company’s preferred stock was converted to common stock at a 1-for-29 ratio as a result of the Reverse Split. For purposes of calculating net loss per common share for the year ended December 31, 2013 and the period from July 7, 2006 (inception) to December 31, 2013, the preferred stock that converted to common stock was included in the net loss per common share calculation on a post-conversion basis as of March 25, 2013, the effective date of conversion, and the corresponding converted shares were included on a pro-rata basis for each applicable reporting period. As a result, the weighted-average common shares outstanding during the years ended December 31, 2013, 2012 and 2011 and the period from July 7, 2006 (inception) to December 31, 2013, were 16.7 million, 0.3 million, 0.3 million and 2.4 million, respectively, as compared to 25.6 million shares outstanding as of December 31, 2013.

The amounts in the table below were excluded from the calculation of diluted weighted-average shares outstanding, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	Years Ended December 31,			The Period from July 7, 2006 (inception) to December 31, 2013
	2013	2012	2011
Preferred stock	—	8,828,438	8,828,438	—
Warrants	104,107	88,013	54,751	104,107
Outstanding stock options	2,844,343	1,442,810	1,253,167	2,844,343

(3) Significant Agreements and Contracts

License Agreement

In August 2006, the Company entered into a license agreement for certain intellectual property with Harvard University (the “University”). Under the license agreement, the Company has paid the University an aggregate of $3.8 million in upfront license fees and development milestone payments, and has issued 31,379 shares of common stock to the University.

The Company is obligated to make certain payments totaling up to approximately $15.1 million upon achievement of certain development and regulatory milestones and royalties on net sales of products covered by the agreement. In January 2007 and April 2010, the Company and the University amended the license agreement to include certain additional intellectual property. The Company paid an additional $25,000 to the University with each amendment. In February 2011, the license agreement was further amended to include additional intellectual property in the license granted by the University without the payment of any additional consideration. The Company paid a $2.0 million milestone fee in October 2013 in connection with the dosing of the first patient in the Company’s Phase 3 clinical trial of eravacycline for the treatment of patients with cIAI. This amount was recorded as research and development expense during the year ended December 31, 2013.

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

Although the BARDA Contract and the Company’s subcontract with CUBRC under the BARDA Contract, have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to the Company. Committed funding from CUBRC under the Company’s BARDA subcontract is $15.7 million through the current contract end date through April 30, 2015 as a result of the exercise of several options by BARDA under the BARDA Contract. Total funds of $11.7 million had been received by the Company through December 31, 2013 under this contract.

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

Although the NIAID Contract, the NIAID Grant and the Company’s subcontract with CUBRC under the NIAID Contract have terms of five years, and the Company’s subaward under the NIAID Grant has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond September 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to the Company. As of December 31, 2013, committed funding from CUBRC under the Company’s subcontract with respect to the NIAID Contract is $7.5 million through the current contract end date which has been extended to September 30, 2016. Total funds of $4.4 million had been received through December 31, 2013. Committed funding from CUBRC under the Company’s subaward with respect to the NIAID Grant is $0.7 million through the current contract end date, which has been extended to May 31, 2016. Total funds of $0.5 million had been received through December 31, 2013.

(4) Property and Equipment

Property and equipment at December 31, 2013 and 2012 consisted of the following (in thousands):

	Estimated Useful Life In Years	December 31,
		2013	2012
Laboratory equipment	5	$1,806	$1,777
Furniture and fixtures	5	170	115
Office and computer equipment	3	176	143
Leasehold improvements		527	515

		2,679	2,550
Less accumulated depreciation and amortization		(2,444)	(2,315)

Property and equipment, net		$235	$235

Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 was $129,000, $353,000 and $521,000, respectively. Depreciation and amortization expense for the period from July 7, 2006 (inception) to December 31, 2013 was $2.5 million.

(5) Accrued Liabilities

Accrued liabilities at December 31, 2013 and 2012 consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Clinical trial related	1,849	470
Salaries and benefits	1,554	963
Drug supply and development	970	210
Professional fees	246	320
Other	671	340

Total	$5,290	$2,303

(6) Long-Term Debt

In October 2007, the Company entered into a Loan and Security Agreement with a bank, which provided for up to $1.6 million in debt financing to finance equipment purchases made by the Company (the “Equipment Term Loan”). The Equipment Term Loan had a 36 month term, an interest rate of prime + 1.00% and was collateralized by the underlying equipment. In connection with the Equipment Term Loan, the Company issued a 10-year warrant to purchase 32,000 shares of Series A-1 Preferred Stock at a purchase price of $1.00 per share. The Equipment Term Loan was paid in full in January 2011.

In May 2011, the Company executed a Loan and Security Agreement with Silicon Valley Bank and Oxford Finance (the “Term Loan”), which provided for up to $8.0 million funding, to be made available in two tranches. The Company borrowed the $8.0 million in two tranches during the year ended December 31, 2011. The Term Loan bears interest at 10% per annum and provides for a final payment of 2.75% of the original principal due at the maturity date of November 1, 2014. Under the terms of the Term Loan, the Company was only required to pay interest (and not principal) through February 28, 2012. Each tranche will be repaid in 33 monthly payments of equal principal, plus accrued interest, after the interest only period that ended February 28, 2012. The final payment of 2.75% will be due at the same time as the last loan payment. The Term Loan matures on November 1, 2014. In connection with the entry into the Loan and Security Agreement, the Company issued to the lenders 10-year warrants to purchase an aggregate of 1,555,815 shares of Series C Preferred Stock at a price of $0.2571 per share.

In December 2012, the Company entered into an amendment to the Term Loan (the “2012 Term Loan”) to provide for up to an additional $9.2 million in funding, to be made available in two tranches. The Company borrowed the first tranche totaling $6.2 million under the 2012 Term Loan in December 2012 (“2012 Term A Loan”) and borrowed the remaining $3.0 million in February 2013 (“2012 Term B Loan”). Both the 2012 Term Loan A and the 2012 Term B Loan bear interest at 9% per annum.

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

Future principal payments on the Term Loan and the 2012 Term Loan are as follows (in thousands):

December 31, 2013
2014	$6,126
2015	3,513
2016	1,132

Total term loan payments	10,771
Current term loan payable	6,126
Less debt discount and issuance costs	(198)

Current term loan payable (net)	5,928
Term loan payable, less current portion	4,645
Less debt discount and issuance costs	(85)

Term loan payable, net	$4,560

(7) Warrants

In October 2007, the Company issued a warrant to purchase 32,000 shares of Series A-1 Preferred Stock at an exercise price of $1.00 per share to a bank in connection with the Equipment Term Loan. The warrant was exercisable immediately and had a ten-year life. The Company initially valued the warrant at $26,000 using the Black-Scholes pricing model with the following assumptions; risk-free interest rate of 3.2%; dividend yield of zero; expected volatility rate of 75%; with an expected life of ten years. The Company was expensing the value of the warrant as additional interest over the term of the loan. The warrant was classified as a liability in accordance with Accounting Standards Codification (“ASC”) 480 and was subject to remeasurement at each balance sheet date and changes to fair value were recognized as a component of other income (expense) in the statement of operations and comprehensive loss. The change in the fair value of the warrant was $6,000 during the year ended December 31, 2012. The fair value of the warrant at December 31, 2012 was $6,000.

In May 2011, the Company issued warrants to purchase an aggregate of 1,555,815 shares of Series C Preferred Stock at an exercise price of $0.2571 per share in connection with the Term Loan (Note 6). The warrants are exercisable immediately and have a ten year life. The warrants were initially valued at $302,000 using the Black-Scholes pricing model with the following assumptions; risk free interest rate of 3.2%; dividend yield of zero; expected volatility of 67%; with an expected life of ten years, and are being expensed as additional interest over the term of the loan. In accordance with ASC 480, the characteristics of these warrants and the rights and privileges of the underlying Series C Preferred Stock resulted in the classification of these warrants as a liability and changes to the fair value of the warrants were recognized as a component of other income (expense) in the statement of operations and comprehensive loss. The fair value of these warrants at December 31, 2012 was $364,000.

In December 2012, the Company issued warrants to purchase an aggregate of 964,605 shares of Series C Preferred Stock at an exercise price of $0.2571 per share in connection with the 2012 Term Loan (Note 6). The warrants are exercisable immediately and have a ten year life. The warrants were initially valued at $241,000 using the Black-Scholes pricing model with the following assumptions; risk free interest rate of 1.8%; dividend yield of zero; expected volatility of 61%; with an expected life of ten years, and are being expensed as additional interest over the term of the loan. In accordance with ASC 480, the characteristics of these warrants and the rights and privileges of the underlying Series C Preferred Stock resulted in the classification of these warrants as a liability and changes to the fair value of the warrants were recognized as a component of other income (expense) in the statement of operations and comprehensive loss. The fair value of these warrants at December 31, 2012, was $240,000.

In connection with the February 2013 borrowing under the Term Loan, the warrant that the Company issued to Silicon Valley Bank in December 2012 automatically became exercisable for an additional 233,372 shares of Series C preferred stock. In addition, the Company issued to Oxford Finance a 10-year warrant to purchase an additional 233,372 shares of Series C preferred stock with an exercise price of $0.2571 per share. The warrants were initially valued at $115,000 using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.89%, dividend yield of zero, expected volatility rate of 59% and an expected life of ten years, and are being expensed as additional interest over the term of the loan. The warrant was classified as a liability in accordance with ASC 480 and was subject to remeasurement at each balance sheet date and changes to the fair value were recognized as a component of other income (expense) in the statement of operations and comprehensive loss.

The Company estimated the fair value of the preferred stock warrants using the Black-Scholes option pricing model based on the following assumptions:

	December 31, 2012	December 31, 2011
Expected volatility	60%	67%
Expected term (in years)	5.0-10.0	6.0-10.0
Risk-free interest rate	0.72%-1.78%	1.09%-1.89%
Expected dividend yield	0%	0%
Estimated fair value of Series A-1 Preferred Stock	$0.45	$0.46
Estimated fair value of Series C Preferred Stock	$0.34	$0.32

Upon completion of the IPO, the warrants related to the Term Loan became exercisable for 53,648 shares of the Company’s common stock at an exercise price of $7.46 per share, the warrants related to the 2012 Term A Loan became exercisable for 33,262 shares of the Company’s common stock at an exercise price of $7.46 per share and the warrants related to the 2012 Term B Loan became exercisable for 16,094 shares of the Company’s common stock at an exercise price of $7.46 per share. On the date of the conversion of the warrants, the Company revalued the outstanding warrants using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 0.67% to 1.84%, dividend yield of zero, expected volatility rate of 59%, expected term of 5 to 10 years and stock price of $7.00. The fair value of the warrants at March 25, 2013 was $462,000. The Company recorded other income of $263,000 in the statement of operations and comprehensive loss during the year ended December 31, 2013 equal to the change in fair value of the warrants from December 31, 2012 to March 25, 2013. The Company reclassified the fair value of the warrants at March 25, 2013, of $462,000, to additional paid-in capital.

(8) Stockholders’ Equity (Deficit)

Initial Public Offering

On March 25, 2013, the Company completed its IPO, issuing 10,714,286 shares of common stock at a price to the public of $7.00 per share, resulting in net proceeds to the Company of $68.0 million after deducting underwriting discounts of $4.4 million and offering costs of $2.5 million. Of the $2.5 million in offering costs, $1.3 million was included in other assets on the balance sheet at December 31, 2013.

In connection with the IPO, all of the Company’s outstanding preferred stock automatically converted into a total of 8,828,438 shares of its common stock.

On April 12, 2013, the Company completed the sale of an additional 797,792 shares of Common Stock pursuant to the underwriters’ option in the IPO at a price to the public of $7.00 per share, resulting in net proceeds to the Company of $5.2 million after deducting underwriting discounts and commissions.

Follow-on Public Offering

On November 13, 2013, the Company completed a follow-on public offering, issuing 4,500,000 shares of common stock at a price to the public of $10.00 per share, resulting in net proceeds to the Company of $41.8 million after deducting underwriting discounts of $2.7 million and offering costs of $0.5 million.

On November 19, 2013, the Company completed the sale of an additional 407,403 shares of Common Stock pursuant to the underwriters’ option in the follow-on public offering at a price to the public of $10.00 per share, resulting in net proceeds to the Company of $3.8 million after deducting underwriting discounts and commissions.

(9) Stock-based Compensation

In August 2006, the Company adopted the Tetraphase Pharmaceuticals, Inc. Stock Incentive Plan (the “2006 Plan”) under which it was able to grant incentive stock options, nonqualified stock options, restricted stock, and stock grants to purchase up to 1,128,183 shares of Common Stock. In May 2010, the Company amended the plan to increase the number of shares of Common Stock issuable under the 2006 Plan to 1,853,288. The options expire ten years after the grant date. As of December 31, 2013, no shares were available for future issuance under the 2006 Plan.

In February 2013, the Company’s board of directors and stockholders approved, effective upon the closing of the IPO, the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards for the purchase of that number of shares of Common Stock equal to the sum of (i) 1,688,777 shares of Common Stock, (ii) 258,265 shares of Common Stock that were reserved for issuance under the 2006 Plan that remained available for issuance under the 2006 Plan upon the closing of the IPO, (iii) any shares of Common Stock subject to awards under the 2006 Plan which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company without having been fully exercised or resulting in any Common Stock being issued. In addition, the number of shares of Common Stock that may be issued under the 2013 Plan is subject to automatic annual increases, to be added on January 1 of each year from January 1, 2014 through and including January 1, 2023, equal to the lowest of the number of shares that is the lesser of (a) 3,000,000, (b) 4% of the then outstanding shares of Common Stock or (c) an amount determined by the Company’s board of directors. As of December 31, 2013, 488,699 shares were available for future issuance under the 2013 Plan.

Terms of stock award agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the 2013 Plan. Options granted by the Company typically vest over a four year period. Certain of the options are subject to acceleration of vesting in the event of certain change of control transactions. The options are exercisable from the date of grant for a period of ten years. For options granted prior to the Company’s IPO, the exercise price equaled the estimated fair value of the Common Stock as determined by the board of directors on the date of grant. For options granted subsequent to the Company’s IPO, the exercise price equaled the closing price of the Company’s stock on the NASDAQ Global Market on the date of grant.

The following table summarizes stock option activity at December 31, 2013 and changes during the year then ended is presented in the table and narrative below (in thousands except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	1,442,810	$1.67	7.43	$10,569
Granted	1,514,940	8.31
Exercised	(56,119)	1.72
Forfeited	—	—
Canceled	(57,288)	6.89

Options outstanding at December 31, 2013	2,844,343	$5.10	7.97	$23,960

Options vested or expected to vest at December 31, 2013 (1)	2,714,408	$5.00	7.93	$17,353

Options exercisable at December 31, 2013	1,169,518	$1.69	6.20	$13,841

(1)	This represents the number of vested options as of December 31, 2013, plus the number of unvested options that the Company estimated as of December 31, 2013 would vest, based on the unvested options at December 31, 2013, as adjusted for the estimated forfeiture rate of 3%.

The total intrinsic value of options exercised in the years ended December 31, 2013, 2012, and 2011, and for the period July 7, 2006 (inception) to December 31, 2013 was $506,000, $25,000, $9,000 and $560,000, respectively. As of December 31, 2013, there was $5.6 million of total unrecognized stock-based compensation cost related to employee and non-employee nonvested stock options granted under the Plan. Total unrecognized compensation cost will be adjusted for future forfeitures. The Company expects to recognize that cost over a remaining weighted-average period of 3.3 years.

The Company estimates the fair value of each employee stock award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	Year Ended December 31,
	2013	2012	2011
Weighted average expected volatility	58%	67%	64%
Expected life (in years)	5.8-7.1	6.0-6.1	6.0-6.1
Risk free interest rate	0.91%-2.01%	0.85% -1.21%	1.21% -2.41%
Expected dividend yield	0%	0%	0%

Since the Company completed its IPO on March 25, 2013, it has not had sufficient historical data to support a calculation of volatility and expected life. As such, the Company has used a weighted-average volatility considering the Company’s own volatility since March 2013, and the volatilities of a representative group of publicly traded companies. For purposes of identifying similar entities, the Company selected a group of publicly traded companies based on their disease focus, stage of clinical trials, number of compounds in clinical trials and number of years since incorporation for which historical information was available. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, commensurate with the expected life assumption. The expected life of stock options granted represents the weighted-average period of time that stock options granted are expected to be outstanding determined using the simplified method for employee grants. For nonemployee grants, the expected life is equal to the remaining contractual term. The expected life is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population.

Compensation cost for stock options granted to employees is based on the estimated grant-date fair value and is recognized over the vesting period of the applicable option on a straight-line basis. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that the Company determines are expected to vest. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” and represents only the unvested portion of the surrendered option. The Company re-evaluates this analysis quarterly, and adjusts the forfeiture rate as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.

Using the Black-Scholes option-pricing model, the weighted-average grant date fair values of options granted to employees for the years ended December 31, 2013, 2012 and 2011 and the period from July 7, 2006 (inception) to December 31, 2013 was $4.52, $2.32, $1.16 and $2.93 per share, respectively.

Restricted Stock

During 2006, the Company issued a total of 18,275 shares of Common Stock to employees pursuant to Stock Restriction and Repurchase Agreements. Under the terms of the agreements, the issued shares of Common Stock were subject to vesting and forfeiture. Under the agreements, vesting occurred periodically at specified time intervals and specified percentages. All shares of Common Stock become fully vested within four years of the date of issuance. As of December, 31, 2013, 18,275 shares of common stock were issued and outstanding under the Stock Restriction and Repurchase Agreements, and all of these shares were fully vested and not subject to repurchase.

In August 2006, the Company issued 87,586 shares of restricted Common Stock to certain founders and employees (the Recipients) for a price of $0.029 per share, for total proceeds of $3,000. The restricted stock vested over three years, during which time the Company had the right to repurchase the unvested shares at the amount paid if the relationship between the Recipients and the Company ceased. In 2006, the Company also issued an additional 53,448 shares of restricted Common Stock to a founder for $0.029 per share, for total proceeds of $2,000. These shares were not subject to vesting or any right to repurchase. At December 31, 2013 all 141,034 shares were vested and were held by the Recipients.

(10) Income Taxes

The Company accounts for income taxes under FASB Accounting Standards Codification 740 (ASC 740). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

For the years ended December 31, 2013, 2012 and 2011 and the period from July 7, 2006 (inception) to December 31, 2013, the Company did not have a current or deferred income tax expense or benefit.

As of December 31, 2013 the Company had federal net operating loss carryforwards of approximately $108.0 million and state net operating loss carryforwards of $92.1 million, which are available to reduce future taxable income. The federal net operating loss carryforwards exclude approximately $0.2 million of deductions related to the exercise of stock options. This amount represents an excess tax benefit and has not been included in the gross deferred tax asset reflected for net operating losses. The Company also had federal tax credits of $2.9 million and state tax credits of $1.1 million, which may be used to offset future tax liabilities. The net operating loss (NOL) and tax credit carryforwards will expire at various dates through 2033. The NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not, as yet, conducted a study of research and development (“R&D”) credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position.

The Company has recorded no reserves or unrecognized tax benefits for tax positions taken. Since a full valuation allowance has been provided against the Company’s deferred tax assets, the effect of any unrecognized tax benefits would simply be to reduce the gross amount of the deferred tax asset and the corresponding valuation allowance. As of December 31, 2013 and 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The principal components of the Company’s deferred tax assets are as follows:

	Year ended December 31,
	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$41,574	$31,958
Temporary differences	1,976	1,046
Research and development credit and carry forwards	3,609	2,326

Deferred tax assets	47,159	35,330
Less valuation allowance	(47,159)	(35,330)

Net deferred tax assets	$—	$—

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 2013 and 2012, respectively, because the Company’s management has determined that is it more likely than not that these assets will not be realized. The $11.8 million increase in the valuation allowance in 2013 primarily relates to the net loss incurred by the Company.

The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2009 through 2012. Carryforward tax attributes generated in years past may still be adjusted upon future examination if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

A reconciliation of the Federal statutory tax rate of 34% to the Company’s effective income tax rate follows:

	Year ended December 31,
	2013	2012	2011
Statutory tax rate	(34.00)%	(34.00)%	(34.00)%
State taxes, net of Federal benefits	(5.28)%	(5.28)%	(5.28)%
Permanent differences	0.93%	1.01%	0.39%
Credits	(4.33)%	(0.09)%	(4.85)%
Change in valuation allowance	39.92%	38.92%	42.37%
Other	2.76%	(0.56)%	1.37%

Effective tax rate	—%	—%	—%

(11) Commitments and Contingencies

Lease Commitments

The Company leases its facility under an operating lease that was to expire on November 30, 2012. On December 12, 2013 the Company amended its operating lease, which extended the lease term through July 31, 2015. The Company also entered into a sublease for an additional 7,828 square feet of office and laboratory space on December 12, 2013. This sublease is in a facility located next to the Company’s current headquarters. The Company recognizes rent expense on a straight-line basis over the non-cancelable lease term.

As of December 31, 2013, the minimum future rent payments under the lease and sublease agreements are as follows:

December 31, 2013
2014	$937
2015	566

Total minimum lease payments	$1,503

The Company recorded $612,000 and $550,000 in rent expense for the years ended December 31, 2013 and 2012, respectively. Total rent expense for the period from July 7, 2006 (inception) to December 31, 2013 was $3.6 million.

(12) Litigation

Litigation

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

(13) Quarterly Results (Unaudited)

	Three Months Ended
	March 31, 2013		June 30, 2013	September 30, 2013	December 31, 2013
	(in thousands, except per share data)
	(unaudited)
Revenue	$2,700		$3,722	$2,166	$1,898
Operating expenses	5,323		8,680	11,852	12,821
Loss from operations	(2,623)		(4,958)	(9,686)	(10,923)
Other expense, net	(168)		(468)	(430)	(380)
Net loss	$(2,791)		$(5,426)	$(10,116)	$(11,303)
Net loss per share—basic and diluted	$(1.51	)(1)	$(0.26)	$(0.49)	$(0.49)

	Three Months Ended
	March 31, 2012		June 30, 2012	September 30, 2012	December 31, 2012
	(in thousands, except per share data)
	(unaudited)
Revenue	$507		$1,316	$2,537	$3,240
Operating expenses	4,962		5,263	5,436	5,942
Loss from operations	(4,455)		(3,947)	(2,899)	(2,702)
Other expense, net	(234)		(321)	(179)	(350)
Net loss	$(4,689)		$(4,268)	$(3,078)	$(3,052)
Net loss per share—basic and diluted	$(15.20	)(1)	$(13.42)	$(9.63)	$(9.43)

(1) The Company determined that in its previously issued unaudited financial statements for the three months ended March 31, 2013 and 2012, it incorrectly calculated the weighted average number of shares outstanding for the purpose of determining its net loss per share for each of these periods. The corrected amounts are included in the table above. The errors did not impact the Company’s balance sheet at March 31, 2013 or the amount of net loss or statement of cash flows for the three months ended March 31, 2013 and 2012.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2013, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this annual report on Form 10-K was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the definitive proxy statement we will file in connection with our 2013 Annual Meeting of Stockholders and is incorporated by reference herein. The information required by this item concerning our code of ethics is set forth in the section entitled “Code of Business Conduct and Ethics” appearing in the definitive proxy statement we will file in connection with our 2013 Annual Meeting of Stockholders and is incorporated by reference herein. The information required by this item relating to executive officers may be found in Part I, Item 1 of this annual report on Form 10-K under the heading “Business—Executive Officers” and is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information required by this Item 11 will be contained in the sections entitled “Executive and Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” appearing in the definitive proxy statement we will file in connection with our 2013 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in the sections entitled “Ownership of Our Common Stock” and “Executive and Director Compensation—Equity Compensation Plan Information” appearing in the definitive proxy statement we will file in connection with our 2013 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 13.	Certain Relationships and Related Person Transactions, and Director Independence

The information required by this Item 13 will be contained in the sections entitled “Certain Relationships and Related Person Transactions” appearing in the definitive proxy statement we will file in connection with our 2013 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item 14 will be contained in the section entitled “Corporate Governance—Principal Accountant Fees and Services” appearing in the definitive proxy statement we will file in connection with our 2013 Annual Meeting of Stockholders and is incorporated by reference herein.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of Form 10-K.

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	Schedules

Schedules have been omitted as all required information has been disclosed in the financial statements and related footnotes.

(3)	Exhibits

The Exhibits listed in the Exhibit Index are filed as a part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRAPHASE PHARMACEUTICALS, INC.

Date: March 6, 2014	By:	/s/ Guy Macdonald
Guy Macdonald President & Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy Macdonald Guy Macdonald	Director, President and Chief Executive Officer (Principal Executive Officer)	March 6, 2014

/s/ David C. Lubner David C. Lubner	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2014

/s/ L. Patrick Gage L. Patrick Gage, Ph.D.	Chairman	March 6, 2014

/s/ Garen Bohlin Garen Bohlin	Director	March 6, 2014

/s/ John G. Freund John G. Freund	Director	March 6, 2014

/s/ Steven R. Gullans Steven R. Gullans	Director	March 6, 2014

EXHIBIT INDEX

		Incorporated by Reference from
Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number
3.1	Restated Certificate of Incorporation of the Registrant	10-Q	5/13/13	3.1

3.2	Amended and Restated Bylaws of the Registrant	10-Q	5/13/13	3.2

4.1	Specimen certificate evidencing shares of common stock	S-1/A	3/5/13	4.1

10.1	Second Amended and Restated Registration Rights Agreement, dated as of May 14, 2010, as amended	S-1	2/11/13	10.1

10.2	Warrant to purchase shares of Series A-1 Convertible Preferred Stock issued by the Registrant to Silicon Valley Bank expiring on September 27, 2017	S-1	2/11/13	10.2

10.3	Warrant to purchase shares of Series C Convertible Preferred Stock issued by the Registrant to Oxford Finance LLC expiring on May 16, 2021	S-1	2/11/13	10.3

10.4	Warrant to purchase shares of Series C Convertible Preferred Stock issued by the Registrant to Silicon Valley Bank expiring on May 16, 2021	S-1	2/11/13	10.4

10.5#	2006 Stock Incentive Plan, as amended	S-1	2/11/13	10.5

10.6#	Form of Incentive Stock Option Agreement under 2006 Stock Incentive Plan	S-1	2/11/13	10.6

10.7#	Form of Nonstatutory Stock Option Agreement under 2006 Stock Incentive Plan	S-1	2/11/13	10.7

10.8#	2013 Stock Incentive Plan	S-1/A	3/5/13	10.8

10.9#	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan	S-1/A	3/5/13	10.9

10.10#	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan	S-1/A	3/5/13	10.10

10.11#	Offer letter, dated as of December 4, 2007, by and between the Registrant and Guy Macdonald, as amended	S-1	2/11/13	10.11

10.12#	Offer letter, dated as of August 10, 2006, by and between the Registrant and David Lubner, as amended	S-1	2/11/13	10.12

10.13#	Offer letter, dated as of December 22, 2010, by and between the Registrant and Patrick T. Horn	S-1	2/11/13	10.13

10.14#	Offer letter, dated as of March 20, 2009, by and between the Registrant and Joyce Sutcliffe	S-1	2/11/13	10.14

10.15#	Offer letter, dated as of March 20, 2009, by and between the Registrant and Craig Thompson dated January 30, 2014	8-K	2/5/14	99.1

10.16	Loan and Security Agreement, dated as of May 16, 2011, among the Registrant, Tetraphase Securities Corporation, Silicon Valley Bank and Oxford Finance LLC	S-1	2/11/13	10.18

10.17*	Lease Agreement, dated as of November 16, 2006, by and between the Registrant and ARE-480 Arsenal Street, LLC, as amended on September 9, 2011, March 15, 2012, September 18, 2012 and November 20, 2013

		Incorporated by Reference from
Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

10.18†	License Agreement, dated as of August 3, 2006, by and between the Registrant and the President and Fellows of Harvard College, as amended	S-1	2/11/13	10.20

10.19†	Subcontract Agreement, dated as of February 1, 2012, by and between the Registrant and CUBRC, Inc.	S-1	2/11/13	10.21

10.20†	Subcontract Agreement, dated as of September 30, 2011, by and between the Registrant and CUBRC, Inc.	S-1	2/11/13	10.22

10.21	Warrant to purchase shares of Series C Convertible Preferred Stock issued by the Registrant to Silicon Valley Bank expiring on December 20, 2022	S-1	2/11/13	10.24

10.22	Warrant to purchase shares of Series C Convertible Preferred Stock issued by the Registrant to Oxford Finance LLC expiring on December 20, 2022	S-1	2/11/13	10.25

10.23	Warrant to purchase shares of Series C Convertible Preferred Stock issued by the Registrant to Oxford Finance LLC expiring on February 27, 2023	S-1/A	3/5/13	10.26

10.24	First Amendment to Loan and Security Agreement, dated December 20, 2012, by and among the Registrant, Tetraphase Securities Corporation, Silicon Valley Bank and Oxford Finance LLC	S-1	2/11/13	10.23

10.25#	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers	S-1/A	3/5/13	10.27

21.1*	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1*	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

Incorporated by Reference from
Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
+	In accordance with Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this Form 10-K for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these sections.