Form 10-Q
period 2014-03-31
TETRAPHASE PHARMACEUTICALS INC
filed 2014-05-12
CIK 1373707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of April 30, 2013 there were 25,832,982 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

TETRAPHASE PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2014

		Page No.
PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2014 and 2013 and the period from July 7, 2006 (inception) to March 31, 2014	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 and the period from July 7, 2006 (inception) to March 31, 2014	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION		26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 6.	Exhibits	52

	Signatures	53

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Tetraphase Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$89,011	$102,712
Accounts receivable	2,017	1,706
Prepaid expenses and other current assets	1,547	1,002

Total current assets	92,575	105,420
Property and equipment, net	238	235
Restricted cash	199	199
Other assets	31	32

Total assets	$93,043	$105,886

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,925	$1,881
Accrued expenses	4,083	5,290
Deferred revenue	—	92
Current portion of term loan payable	5,269	5,928

Total current liabilities	13,277	13,191
Accrued final interest payment on term loan	366	327
Term loan	3,737	4,560
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 125,000,000 shares authorized; 25,812,982 and 25,629,281 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	26	26
Additional paid-in capital	208,881	207,503
Deficit accumulated during the development stage	(133,244)	(119,721)

Total stockholders’ equity	75,663	87,808

Total liabilities, convertible preferred stock and stockholders’ equity	$93,043	$105,886

See accompanying notes to condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands except per share data)

(Unaudited)

	Three Months Ended March 31,		Period from July 7, 2006 (Inception) to March 31, 2014
	2014	2013
Revenues	$2,457	$2,700	$20,728
Operating expenses
Research and development	12,504	4,098	119,119
General and administrative	3,171	1,225	27,642

Total operating expenses	15,675	5,323	146,761

Loss from operations	(13,218)	(2,623)	(126,033)

Other income (expense)
Interest income	5	—	623
Interest expense	(334)	(431)	(3,491)
Other income	24	263	(4,343)

Other expense, net	(305)	(168)	(7,211)

Net loss	$(13,523)	$(2,791)	$(133,244)

Net loss per share applicable to common stockholders-basic and diluted	$(0.53)	$(1.51)	$(42.06)

Weighted-average number of common shares used in net loss per share applicable to common stockholders-basic and diluted	25,734	1,848	3,168

Comprehensive loss	$(13,523)	$(2,791)	$(133,244)

See accompanying notes to condensed consolidated financial statements

Tetraphase Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,		The Period from July 7, 2006 (inception) to March 31, 2014
	2014	2013
Operating activities
Net loss	$(13,523)	$(2,791)	$(133,244)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	25	36	2,533
Amortization of deferred financing costs and debt discount	70	84	711
Accretion of final interest payment on term loans	38	50	364
Fair value adjustment of warrants and investor right obligation	—	(263)	5,099
Stock-based compensation expense	1,139	55	3,986
Loss from disposal of property and equipment	1	—	6
Changes in operating assets and liabilities:
Restricted cash	—	—	(199)
Accounts receivable	(311)	540	(2,017)
Prepaid expenses and other current assets	(551)	413	(1,547)
Accounts payable	2,044	461	3,925
Accrued expenses	(1,207)	(127)	4,083
Deferred revenue	(92)	(366)	—

Net cash used in operating activities	(12,367)	(1,908)	(116,300)
Investing activities
Purchases of property and equipment	(29)	(10)	(2,777)

Net cash used in investing activities	(29)	(10)	(2,777)
Financing activities
Proceeds from sale of common stock, net of issuance costs	—	68,688	118,793
Proceeds from sale of convertible preferred stock, net of issuance costs	—	—	79,841
Deferred financing fees	—	—	(275)
Proceeds from issuance of term loan payable	—	3,000	18,750
Repayment of term loan payable	(1,545)	(695)	(9,524)
Proceeds from sale of restricted common stock and common stock to founders	—	—	20
Proceeds from exercise of stock options	240	9	483

Net cash (used in) provided by financing activities	(1,305)	71,002	208,088

Net (decrease) increase in cash and cash equivalents	$(13,701)	$69,084	$89,011
Cash and cash equivalents at beginning of period	102,712	9,079	—

Cash and cash equivalents at end of period	$89,011	$78,163	$89,011

Supplemental cash flow and noncash financing activities
Cash paid for interest	$237	$233	$2,391

Fair value of warrants issued in connection with issuance of term loan	$—	$115	$684

Reclassification of investors rights/liability to stockholders’ equity	$—	$—	$5,321

Conversion of convertible preferred stock into common stock	$—	$79,832	$79,832

Reclassification of warrant liability to additional paid-in-capital	$—	$462	$462

Reclassification of deferred financing costs to additional paid-in-capital	$—	$—	$1,261

See accompanying notes to condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

(A Development Stage Company)

March 31, 2014

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Organization and Operations

Tetraphase Pharmaceuticals, Inc. (the “Company”), is a clinical-stage biopharmaceutical company that was incorporated in Delaware on July 7, 2006 and has a principal place of business in Watertown, Massachusetts. The Company is using its proprietary chemistry technology to create novel antibiotics for serious and life-threatening multidrug-resistant infections. The Company’s lead product candidate, eravacycline, is being developed as a broad-spectrum intravenous and oral antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including multidrug-resistant Gram-negative infections. The Company is conducting a Phase 3 clinical trial of eravacycline with intravenous administration for the treatment of complicated intra-abdominal infections (“cIAI”), and a second Phase 3 clinical trial of eravacycline for the treatment of complicated urinary tract infections (“cUTI”) with intravenous-to-oral step-down therapy. The Company expects to have data from the lead-in portion of the Phase 3 cUTI clinical trial in mid-2014, top-line data from the Phase 3 cIAI clinical trial in the first quarter of 2015, and top-line data from the Phase 3 cUTI clinical trial in mid-2015. The Company is also pursuing the discovery and development of additional antibiotics that target unmet medical needs, including multidrug-resistant Gram-negative bacteria.

The Company is in the development stage, and is devoting substantially all of its efforts to product research and development, initial market development, and raising capital. The Company is subject to a number of risks similar to those of other development-stage life science companies, including dependence on key individuals, competition from other companies, the need for development of commercially viable products, and the need to obtain additional financing to fund the development of its product candidates. The Company is also subject to a number of risks similar to other companies in the industry, including rapid technological change, regulatory approval of products, uncertainty of market acceptance of products, competition, the need to obtain additional financing, compliance with government regulations, protection of proprietary technology, dependence on third parties, product liability, and dependence on key individuals.

The Company has incurred annual net operating losses in every year since its inception. As of March 31, 2014, the Company had incurred losses since inception of $133.2 million. The Company has not generated any product revenues related to its primary business purpose and has financed its operations primarily through public offerings of its common stock, private placements of its preferred stock, debt financings and funding from the United States government. The Company has not completed development of any product candidate and has devoted substantially all of its financial resources and efforts to research and development, including preclinical and clinical development. The Company expects to continue to incur significant expenses and increasing operating losses for at least the next several years. The Company expects to require additional financial resources to advance its product candidates to either commercial stage or liquidity events.

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2013 contained in the Company’s annual report on Form 10-K filed with the SEC on March 6, 2014 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2014, the results of operations and comprehensive loss and cash flows for the three months ended March 31, 2014 and 2013, and the period from July 7, 2006 (inception) to March 31, 2014. Interim operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for future interim periods or for the fiscal year ending December 31, 2014.

The December 31, 2013 condensed consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures including notes required by GAAP for complete financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. On an ongoing basis, the Company’s management evaluates its estimates, including estimates related to clinical trial accruals, stock-based compensation expense, contract and grant revenues, and expenses. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Concentrations of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents and restricted cash. The Company maintains its cash and cash equivalent balances in the form of cash and money market accounts with financial institutions that management believes are creditworthy. The Company’s investment policy includes guidelines on the quality of the institutions and financial instruments and defines allowable investments that the Company believes minimize its exposure to concentration of credit risk. The Company has no financial instruments with off-balance-sheet risk of loss.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Tetraphase Securities Corporation, a Massachusetts Securities Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents at March 31, 2014 and December 31, 2013 consisted of cash and money market funds.

Fair Value Measurements

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and term loan payable. Fair value measurements are classified and disclosed in one of the following three categories:

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

Financial instruments measured at fair value as of March 31, 2014 and December 31, 2013 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance	Level 1	Level 2	Level 3
March 31, 2014
Cash	$3,449	$3,449	$—	$—
Money market funds, included in cash equivalents	$85,562	$85,562	$—	$—
December 31, 2013
Cash	$2,704	$2,704	$—	$—
Money market funds, included in cash equivalents	$100,008	$100,008	$—	$—

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

The fair value of the Company’s term loan payable is determined using current applicable rates for similar instruments as of the balance sheet date. The Company’s term loan payable is a Level 3 liability within the fair value hierarchy. The fair value of the Company’s term loan payable at March 31, 2014, computed pursuant to a discounted cash flow technique using the effective interest rate under the loan, is $9.7 million. The effective interest rate considers the fair value of the warrant issued in connection with the loan, loan issuance costs and the deferred charge.

The fair value of the preferred stock warrant liability as of March 25, 2013 was determined based on “Level 3” inputs utilizing the Black-Scholes option pricing model (Note 6). On March 25, 2013, upon completion of the Company’s initial public offering (“IPO”), the warrants to purchase preferred stock converted into warrants to purchase common stock and the Company reclassified the fair value of the warrants as of March 25, 2013 to additional paid-in capital. The following table presents activity in the preferred stock warrant liability during the three months ended March 31, 2013 (in thousands):

Balance
Fair value at December 31, 2012	$610
Value of warrants issued in 2013	115
Decrease in fair value recognized in net loss	(263)
Reclassification of fair value to additional paid-in capital	(462)

Fair value at March 31, 2013	$—

Accounts Receivable

In September 2011, the National Institutes of Health’s (“NIH”) National Institute of Allergy and Infectious Diseases (“NIAID”) division awarded a contract of up to $35.8 million over a five-year term for the development of TP-271, a preclinical compound, for respiratory disease caused by bacterial biothreat pathogens (“NIAID Contract”) (Note 3). The Company is collaborating with CUBRC Inc. (“CUBRC”), an independent, not for profit, research corporation that specializes in U.S. government-based contracts, on this NIAID Contract and has entered into a subcontract with CUBRC that could potentially provide funding to the Company of up to approximately $13.3 million over the five-year term, including committed funding of $7.6 million from the initial contract date through September 30, 2016, of which $5.1 million had been received by the Company through March 31, 2014. In addition during 2011, the Company was a subawardee under a separate grant from the NIAID (“NIAID Grant”) (Note 3).

In January 2012 the Biomedical Advanced Research and Development Authority (“BARDA”), an agency of the U.S. Department of Health and Human Services, awarded a contract of up to $67.0 million for the development of eravacycline as a potential countermeasure for the treatment of disease caused by bacterial biothreat pathogens (“BARDA Contract”). The Company is also collaborating with CUBRC on the BARDA Contract and has entered into a subcontract with CUBRC that could potentially provide funding to the Company of up to approximately $39.8 million including committed funding of $15.7 million from the initial contract date through April 30, 2015, of which $13.0 million had been received by the Company through March 31, 2014 (Note 3).

Accounts receivable at March 31, 2014 and December 31, 2013 represent amounts due from CUBRC under the Company’s subcontracts under the NIAID Contract and the BARDA Contract and under the Company’s subaward under the NIAID Grant. The Company’s practice is to bill the prime contractor, CUBRC, amounts for which the Company has been invoiced by third parties in the case of contract research or subcontractor costs or for internal costs incurred. Expenses directly associated with the Company’s NIAID and BARDA Contracts and NIAID Grant that have been accrued at the end of the reporting period are not billed to the prime contractor until third party invoices have been received or until internal costs have been paid. Unbilled accounts receivable was $0.1 million and $0.8 million at March 31, 2014 and December 31, 2013, respectively.

Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets, which is generally three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful economic lives of the related assets.

Restricted Cash

At March 31, 2014 and December 31, 2013 the Company had $199,000 in restricted cash deposits with a bank, of which $159,000 is collateral for a letter of credit issued to the landlord of the Company’s leased facility. If the Company defaults on its rental obligations, $159,000 will be payable to the lessor of the leased facility. In addition, the Company has $40,000 in restricted cash to secure the Company’s corporate credit card issued through the same bank.

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

Revenue under the Company’s subcontract with respect to the BARDA Contract is earned under a cost-reimbursable contract through which the Company is reimbursed for direct costs incurred plus allowable indirect costs. Billings under the Company’s subcontract under the BARDA Contract are based on approved provisional indirect billing rates that permit recovery of allowable fringe benefits, overhead and general and administrative expenses. During the three months ended March 31, 2014 and 2013, and the period from July 7, 2006 (inception) to March 31, 2014, the Company recognized revenue of $1.8 million, $1.8 million, and $14.4 million, respectively, from the Company’s subcontract under the BARDA Contract.

Revenue under the Company’s subcontract with respect to the NIAID Contract is earned under a cost-plus-fixed-fee contract through which the Company is reimbursed for direct costs incurred plus allowable indirect costs and a fixed-fee earned. Billings under the Company’s subcontract under the NIAID Contract are based on approved provisional indirect billing rates that permit recovery of allowable fringe benefits, overhead and general and administrative expenses and a fixed fee. During the three months ended March 31, 2014 and 2013, and the period from July 7, 2006 (inception) to March 31, 2014, the Company recognized revenue of $0.6 million, $0.7 million, and $5.8 million, respectively, from the Company’s subcontract under the NIAID Contract.

Revenue under the Company’s subaward with respect to the NIAID Grant is earned under a cost-reimbursable contract through which the Company is reimbursed for direct costs incurred plus allowable indirect costs. Billings under the Company’s subaward under the NIAID Grant are based on approved provisional indirect billing rates that permit recovery of allowable fringe benefits and general and administrative expenses. During the three months ended March 31, 2014 and 2013, and the period from July 7, 2006 (inception) to March 31, 2014, the Company recognized revenue of $57,000, $153,000 and $0.6 million, respectively, from the Company’s subaward under the NIAID Grant.

Organizational Costs

All organizational costs are expensed as incurred.

Research and Development Expenses

Research and development costs are charged to expense as incurred and include, but are not limited to:

•	personnel-related expenses, including salaries, benefits, and stock-based compensation expense;

•	expenses incurred under agreements with contract research organizations, contract manufacturing organizations and consultants that conduct clinical trials and preclinical studies;

•	payments made under the Company’s license agreement with Harvard University;

•	the cost of acquiring, developing and manufacturing clinical trial materials and lab supplies;

•	facility, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies; and

•	costs associated with preclinical activities and regulatory operations.

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

Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation-Stock Compensation to stock-based awards. Under ASC 718, the Company determines equity-based compensation at the grant date using the Black-Scholes option pricing model to estimate fair value. The Company recognizes the value of the award that is ultimately expected to vest as an expense on a straight-line basis over the requisite service period using the estimated fair market value of the stock. Any changes to the estimated forfeiture rates are accounted for prospectively.

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

On February 28, 2013, the Company’s board of directors approved an amendment to the Company’s certificate of incorporation to effect a 1-for-29 reverse split of its Common Stock. The Company effected this amendment to its certificate of incorporation on March 5, 2013. Following the Company’s reverse split, and effective as of the completion of the Company’s IPO on March 25, 2014, all of the Company’s preferred stock was converted to common stock at a 1-for-29 ratio. For purposes of calculating net loss per common share for the three months ended March 31, 2013 and the period from July 7, 2006 (inception) to March 31,

2014, the preferred stock that converted to common stock was included in the net loss per common share calculation on a post-conversion basis as of March 25, 2013, the effective date of conversion, and the corresponding converted shares were included on a pro-rata basis for each applicable reporting period. As a result, the weighted-average common shares outstanding during the three months ended March 31, 2013 and the period from July 7, 2006 (inception) to March 31, 2014, were 1.8 million and 3.2 million, respectively, as compared to 25.8 million and 19.9 million shares outstanding as of March 31, 2014 and 2013, respectively.

The amounts in the table below were excluded from the calculation of diluted weighted-average shares outstanding, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	March 31,		The Period from July 7, 2006 (inception) to March 31, 2014
	2014	2013
Warrants	104,107	104,107	104,107
Outstanding stock options	3,544,365	1,535,948	3,554,365

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

The Company is obligated to make certain payments totaling up to approximately $15.1 million upon achievement of certain development and regulatory milestones and royalties on net sales of products covered by the agreement. In January 2007 and April 2010, the Company and the University amended the license agreement to include certain additional intellectual property. The Company paid an additional $25,000 to the University with each amendment. In February 2011, the license agreement was further amended to include additional intellectual property in the license granted by the University without the payment of any additional consideration. The Company also paid a $2.0 million milestone fee in October 2013 in connection with the dosing of the first patient in the Company’s Phase 3 clinical trial of eravacycline for the treatment of cIAI.

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

Although the BARDA Contract and the Company’s subcontract with CUBRC under the BARDA Contract, have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to the Company. Committed funding from CUBRC under the Company’s BARDA subcontract is $15.7 million through April 30, 2015, the current contract end date, as a result of the exercise of several options by BARDA under the BARDA Contract. Total funds of $13.0 million had been received by the Company through March 31, 2014 under this contract.

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

Although the NIAID Contract, the NIAID Grant and the Company’s subcontract with CUBRC under the NIAID Contract have terms of five years, and the Company’s subaward under the NIAID Grant has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond September 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to the Company. As of March 31, 2014, committed funding from CUBRC under the Company’s subcontract with respect to the NIAID Contract is $7.6 million through the current contract end date which has been extended to September 30, 2016. Total funds of $5.1 million had been received through March 31, 2014. Committed funding from CUBRC under the Company’s subaward with respect to the NIAID Grant is $0.7 million through the current contract end date, which has been extended to May 30, 2016. Total funds of $0.6 million had been received through March 31, 2014.

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Prepaid insurance	$782	$269
Prepaid clinical costs	512	462
Prepaid dues	95	30
Prepaid rent	80	89
Other	78	152

Total	$1,547	$1,002

(5) Accrued Expenses

Accrued expenses at March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Clinical trial related	$1,369	$1,849
Drug supply and development	1,016	970
Salaries and benefits	867	1,554
Professional fees	355	246
Other	476	671

Total	$4,083	$5,290

(6) Long-Term Debt

In May 2011, the Company executed a Loan and Security Agreement with Silicon Valley Bank and Oxford Finance (the “Term Loan”), which provided for up to $8.0 million funding, to be made available in two tranches. The Company borrowed the $8.0 million in two tranches during the year ended December 31, 2011. The Term Loan bears interest at 10% per annum and provides for a final payment of 2.75% of the original principal due at the maturity date of November 1, 2014. Under the terms of the Term Loan, the Company was only required to pay interest (and not principal) through February 28, 2012. Each tranche is being repaid in 33 monthly payments of equal principal, plus accrued interest, after the interest only period that ended on February 28, 2012. The final payment of 2.75% will be due at the same time as the last loan payment. The Term Loan matures on November 1, 2014. In connection with the entry into the Loan and Security Agreement, the Company issued to the lenders 10-year warrants to purchase an aggregate of 1,555,815 shares of Series C Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) at a price of $0.2571 per share.

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

The Company was only required to pay interest (and not principal) for the first six months of each tranche of the 2012 Term Loan. Each tranche of the 2012 Term Loan is being repaid in 33 equal monthly payments of principal, plus accrued interest, after the interest only period. An additional payment of 2.90% of the original principal amount of each tranche will be due at the same time as the last loan payment for the tranche. The 2012 Term A Loan matures on March 1, 2016. In connection with the funding of the 2012 Term A Loan, the Company issued to the lenders 10-year warrants to purchase an aggregate of 964,605 shares of Series C Preferred Stock with an exercise price of $0.2571 per share. The 2012 Term B Loan matures on May 1, 2016. In connection with the funding of the 2012 Term B Loan, in February 2013, the warrant the Company issued to Silicon Valley Bank automatically became exercisable for an additional 233,372 shares of Series C Preferred Stock. In addition, the Company issued to Oxford Finance a 10-year warrant to purchase an additional 233,372 shares of Series C Preferred Stock with an exercise price of $0.2571 per share.

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

Future principal payments on the Term Loan and the 2012 Term Loan are as follows (in thousands):

March 31, 2014
2014 (9 months remaining)	$4,582
2015	3,513
2016	1,132

Total term loan payments	9,227
Current term loan payable	5,430
Less debt discount and issuance costs	(161)

March 31, 2014
Current term loan payable (net)	5,269
Term loan payable, less current portion	3,797
Less debt discount and issuance costs	(60)

Term loan payable, net	$3,737

(7) Stock-based Compensation

In August 2006, the Company adopted the Tetraphase Pharmaceuticals, Inc. Stock Incentive Plan (the “2006 Plan”) under which it was able to grant incentive stock options, nonqualified stock options, restricted stock, and stock grants to purchase up to 1,128,183 shares of Common Stock. In May 2010, the Company amended the plan to increase the number of shares of Common Stock issuable under the 2006 Plan to 1,853,288. The options expire ten years after the grant date. As of March 31, 2014, no shares were available for future issuance under the 2006 Plan.

In February 2013, the Company’s board of directors and stockholders approved, effective upon the closing of the IPO, the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards for the purchase of that number of shares of Common Stock equal to the sum of (i) 1,688,777 shares of Common Stock, (ii) 258,265 shares of Common Stock that were reserved for issuance under the 2006 Plan that remained available for issuance under the 2006 Plan upon the closing of the IPO, (iii) any shares of Common Stock subject to awards under the 2006 Plan which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company without having been fully exercised or resulting in any Common Stock being issued. In addition, the number of shares of Common Stock that may be issued under the 2013 Plan is subject to automatic annual increases, to be added on January 1 of each year from January 1, 2014 through and including January 1, 2023, equal to the number of shares that is the lesser of (a) 3,000,000, (b) 4% of the then outstanding shares of Common Stock or (c) an amount determined by the Company’s board of directors. In January 2014, the number of shares authorized for issuance under the 2013 Plan increased by 1,025,171 shares. As of March 31, 2014, 620,147 shares were available for future issuance under the 2013 Plan.

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

The following table summarizes stock option activity at March 31, 2014 and changes during the three months then ended is presented in the table and narrative below (in thousands except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	2,844,343	$5.10	7.97	$23,960
Granted	1,013,650	14.66
Exercised	(183,701)	1.31
Forfeited	(119,927)	10.39

Options outstanding at March 31, 2014	3,554,365	$7.84	8.35	$14,715

Options vested or expected to vest at March 31, 2014 (1)	3,359,651	$7.65	8.29	$14,389

Options exercisable at March 31, 2014	1,083,865	$2.38	6.19	$9,406

(1)	This represents the number of vested options as of March 31, 2014, plus the number of unvested options that the Company estimated as of March 31, 2014 would vest, based on the unvested options at March 31, 2014, as adjusted for the estimated forfeiture rate of 5.2%.

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day during the three months ended March 31, 2014 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2014. As of March 31, 2014, approximately $10.9 million of total unrecognized stock-based compensation expense related to unvested stock options is expected to be recognized over a weighted-average period of 3.2 years.

Since the Company completed its IPO on March 25, 2013, it has not had sufficient historical data to support a calculation of volatility and expected life. As such, the Company has used a weighted-average volatility considering the Company’s own volatility, and the volatilities of a representative group of publicly traded companies. For purposes of identifying similar entities, the Company selected a group of publicly traded companies based on their disease focus, stage of clinical trials, number of compounds in clinical trials and number of years since incorporation for which historical information was available. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, commensurate with the expected life assumption. The expected life of stock options granted represents the weighted-average period of time that stock options granted are expected to be outstanding determined using the simplified method for employee grants. For nonemployee grants, the expected life is equal to the remaining contractual term. The expected life is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population.

During the three months ended March 31, 2014 and 2013, respectively, the assumptions used in the Black-Scholes pricing model for new grants were as follows:

	Three Months Ended March 31,
	2014	2013
Volatility factor	53.50-53.96%	54.50%
Expected term (in years)	5.81-6.11	5.82
Risk-free interest rates	1.79-2.13%	0.99%
Dividend yield	—	—

Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for stock options granted during the periods presented was as follows (in thousands):

	Three Months Ended March 31,		The Period from July 7, 2006 (inception) to March 31,
	2014	2013	2014
Research and development	$366	$12	$2,052
General and administrative	773	43	1,934

Total	$1,139	$55	$3,986

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The interim financial statements included in this quarterly report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2013, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K filed with the United States Securities and Exchange Commission, or the SEC, on March 6, 2014, which we refer to as our annual report. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are subject to risks and uncertainties, including those set forth in Part II — Other Information, Item 1A. Risk Factors below and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are a clinical stage biopharmaceutical company using our proprietary chemistry technology to create novel antibiotics for serious and life-threatening multidrug-resistant infections. Our lead product candidate, eravacycline, is a fully synthetic tetracycline derivative that we are developing as a broad-spectrum intravenous and oral antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including multidrug-resistant Gram-negative infections. We are conducting a Phase 3 clinical trial of eravacycline with intravenous administration for the treatment of complicated intra-abdominal infections, or cIAI, and a second Phase 3 clinical trial of eravacycline for the treatment of complicated urinary tract infections, or cUTI, with intravenous-to-oral step-down therapy. We expect to have data from a lead-in portion of the Phase 3 cUTI clinical trial in mid-2014, top-line data from the Phase 3 cIAI clinical trial in the first quarter of 2015, and top-line data from the Phase 3 cUTI clinical trial in mid-2015. Consistent with draft guidance issued by the United States Food and Drug Administration, or FDA, with respect to the development of antibiotics for cIAI and our discussions with the FDA, we expect that positive results from these two Phase 3 clinical trials would be sufficient to support submission of a new drug application, or NDA, for eravacycline for the treatment of cIAI and for the treatment of cUTI. If we complete the Phase 3 clinical trials of eravacycline when we anticipate and the trials are successful, we expect to submit an NDA to the FDA in the second half of 2015 and a marketing authorization application to the European Medicines Agency in the first half of 2016. Subject to obtaining additional financing, we intend to pursue development of eravacycline for the treatment of additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections following our development of eravacycline for the treatment of cIAI and for the treatment of cUTI. We are also pursuing the discovery and development of TP-271, a fully synthetic broad-spectrum preclinical compound that we are developing for respiratory diseases caused by bacterial biothreat pathogens, and additional antibiotics that target unmet medical needs, including multidrug-resistant Gram-negative bacteria.

We commenced business operations in July 2006. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary chemistry technology, identifying potential product candidates and undertaking preclinical studies and clinical trials of our product candidates. To date, we have not generated any product revenue and have primarily financed our operations through the public offering and private placement of our equity securities, debt financings and funding from the United States government. As of March 31, 2014, we had received an aggregate of $217.4 million in net proceeds from the issuance of equity securities and borrowings under debt facilities and an aggregate of $18.7 million from government grants and contracts. As of March 31, 2014, our principal source of liquidity was cash and cash equivalents, which totaled $89.0 million.

As of March 31, 2014, we had a deficit accumulated during the development stage of $133.2 million. Our net losses were $13.5 and $2.8 million for the three-month periods ended March 31, 2014 and 2013, respectively. We expect that our expenses will increase substantially as we continue our ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. If we obtain marketing approval of eravacycline, we also expect to incur significant sales, marketing, distribution and manufacturing expenses. Furthermore, we expect to incur ongoing research and development expenses relating to our product candidates other than eravacycline and that our general and administrative costs will increase as we grow and continue to operate as a public company. We will need to generate significant revenue to achieve profitability, and we may never do so.

We believe that our available funds will be sufficient to enable us to obtain top-line data from our ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI, and to submit an NDA to the FDA for eravacycline in these indications. We expect that these funds will not, however, be sufficient to enable us to commercially launch eravacycline. It is also possible that we will not achieve the progress that we expect with respect to eravacycline because the actual costs and timing of clinical development activities are difficult to predict and are subject to substantial risks and delays. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

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

Although the BARDA Contract, and our subcontract with CUBRC under the BARDA Contract, have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is $15.7 million from the initial contract date through April 30, 2015, of which $13.0 million had been received through March 31, 2014.

Similarly, although the NIAID Contract and our subcontract with CUBRC under the NIAID Contract have five-year terms, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond September 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID Contract is $7.6 million, from the initial contract date through September 30, 2016, of which $5.1 million had been received through March 31, 2014. In addition, although the NIAID Grant has a term of five years and our subaward from CUBRC has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond May 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subaward with respect to the NIAID Grant is $0.7 million from the initial grant date through May 30, 2016, of which $0.6 million had been received through March 31, 2014.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical candidates, and include:

•	personnel-related expenses, including salaries, benefits and stock-based compensation expense;

•	expenses incurred under agreements with contract research organizations, contract manufacturing organizations, and consultants that conduct our clinical trials and preclinical activities;

•	payments made under our license agreement with Harvard University;

•	the cost of acquiring, developing and manufacturing clinical trial materials and lab supplies;

•	facility, depreciation and other expenses, which include direct and allocated expenses for rent, maintenance of our facility, insurance and other supplies; and

•	costs associated with preclinical activities and regulatory operations.

We expense research and development costs to operations as incurred. We recognize costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors on their actual costs incurred.

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and laboratory supplies, to each program based on the personnel resources allocated to such program. Expenses related to facilities, stock-based compensation, depreciation, conferences, research and development management and research and development support services are not allocated to a program and are separately classified as other research and development expenses. The following table is a summary of our research and development expenses for the three months ended March 31, 2014 and 2013 and the period from July 7, 2006 (inception) to March 31, 2014:

	Three months ended March 31,		The Period from July 7, 2006 (inception) to March 31,
	2014	2013	2014
	(in thousands)
Eravacycline	$8,967	$991	$57,364
BARDA Contract	1,611	1,720	13,231
NIAID Contract and NIAID Grant	663	823	5,999
Other development programs	247	132	21,736
Other research and development	1,016	432	20,789

Total research and development	$12,504	$4,098	$119,119

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

As of March 31, 2014, we had incurred an aggregate of $57.4 million in research and development expenses related to the development of eravacycline, which excludes the $13.2 million of expenses that were funded under the BARDA Contract. We expect that our research and development expenses will increase substantially as we continue our ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. We expect that the total external costs of the Phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI will be approximately $60.0-$65.0 million, of which $19.2 million had been incurred through March 31, 2014.

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

We have licensed our proprietary chemistry technology from Harvard University on an exclusive worldwide basis under a license agreement that we entered into in August 2006. Under our license agreement, we have paid Harvard an aggregate of $3.8 million in upfront license fees and development milestone payments, including a $2.0 million milestone fee that we paid in October 2013 in connection with the dosing of the first patient in our Phase 3 clinical trial of eravacycline for the treatment of cIAI. We have also issued 31,379 shares of our common stock to Harvard under the license agreement. In addition, we have agreed to make payments to Harvard upon the achievement of specified future development and regulatory milestones totaling up to $15.1 million for each licensed product candidate ($3.1 million of which has already been paid with respect to eravacycline), and to pay tiered royalties in the single digits based on annual worldwide net sales, if any, of licensed products, our affiliates and our sublicensees. We are also obligated to pay Harvard a specified share of non-royalty sublicensing revenues that we receive from sublicensees for the grant of sublicenses under the license and to reimburse Harvard for specified patent prosecution and maintenance costs. The next milestone payment that would come due under the license agreement with respect to eravacycline is a $3.0 million payment that would become due to Harvard upon acceptance of an NDA filing to the FDA for eravacycline.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs such as stock-based compensation for personnel in executive, finance, operational, business development, corporate communications and human resource functions. Other significant general and administrative expenses include professional fees for legal, patent, auditing and tax services, consulting, and facility costs not otherwise included in research and development expenses.

We anticipate that our general and administrative expenses will increase for a number of reasons, including:

•	support of the anticipated expansion of our research and development activities as we continue the development of our product candidates;

•	increases in personnel-related costs, expansion of infrastructure and higher consulting, legal, accounting and investor relations costs, and directors and officers insurance premiums, all associated with operating as a public company; and

•	if and when we believe a regulatory approval of our first product candidate appears likely, anticipated increases in our personnel-related costs as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents. The primary objective of our investment policy is capital preservation.

Interest Expense

Interest expense consists primarily of interest accrued on our outstanding indebtedness and non-cash interest related to the amortization of debt discount costs associated with our term loan facility with Silicon Valley Bank and Oxford Finance. We expect that our interest expense will decrease in future periods as we pay down principal on our indebtedness to Silicon Valley Bank and Oxford Finance over the term of the loan facility.

Other Income

Other income consists primarily of fair value adjustments on warrants for the purchase of our preferred stock. We do not anticipate that we will recognize any further amounts with respect to these fair value adjustments as a result of the conversion of all outstanding warrants to purchase our preferred stock into warrants to purchase our common stock in connection with the completion of our initial public offering, or IPO.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued clinical expenses, and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we and our management believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes to our critical accounting policies since the beginning of this fiscal year. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

The following table summarizes the results of our operations for each of the three months ended March 31, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Three Months Ended March 31,		Increase/
	2014	2013	(decrease)%
	(in thousands)
Revenues	$2,457	$2,700	$(243)	(9)%
Operating expenses:
Research and development	12,504	4,098	8,406	205%
General and administrative	3,171	1,225	1,946	159%

Total operating expenses	15,675	5,323	10,352	194%

Loss from operations	(13,218)	(2,623)	(10,595)	404%
Interest income	5	—	5	100%
Interest expense	(334)	(431)	97	(23)%
Other income	24	263	(239)	(91)%

Net loss	$(13,523)	$(2,791)	$(10,732)	385%

The following table sets forth our contract and grant revenue for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Increase/
Revenue	2014	2013	(decrease)%
	(in thousands)
BARDA	$1,776	$1,833	$(57)	(3)%
NIAID Contract	624	714	(90)	(13)%
NIAID Grant	57	153	(96)	(63)%

	$2,457	$2,700	$(243)	(9)%

Contract and grant revenue was $2.5 million for the three months ended March 31, 2014 compared to $2.7 million for the three months ended March 31, 2013, a decrease of $0.2 million, or 9%. This decrease was primarily due to the timing and scope of preclinical activities with respect to TP-271 during the period under our subaward under the NIAID Grant and our subcontract with respect to the NIAID Contract.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2014 were $12.5 million compared to $4.1 million for the three months ended March 31, 2013, an increase of $8.4 million, or 205%. This increase was primarily due to an increase of $6.1 million in clinical costs associated with our two ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI; an increase of $1.1 million in drug manufacturing costs primarily associated with supply for our two ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI; an increase in personnel-related costs of $0.6 million in connection with additional hiring to support our eravacycline Phase 3 clinical trials; and an increase in stock-based compensation of $0.4 million resulting from additional hiring and our annual stock option grants during the three months ended March 31, 2014.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2014 were $3.2 million compared to $1.2 million for the three months ended March 31, 2013, an increase of approximately $1.9 million, or 159%. This increase was primarily due to an increase of $0.8 million in audit, legal, insurance and consulting costs, and an increase in personnel-related costs of $0.3 million, both resulting from operating as a public company; an increase in stock-based compensation of $0.7 million resulting from additional hiring and our annual stock option grants during the three months ended March 31, 2014.

Interest Income

Interest income for the three months ended March 31, 2014 and March 31, 2013 was immaterial.

Interest Expense

Interest expense for the three months ended March 31, 2014 was $0.3 million compared to $0.4 million for the three months ended March 31, 2013, a decrease of $0.1 million or 23%. The decrease in interest expense was primarily attributable to a decrease in indebtedness under our term loan facility with Silicon Valley Bank and Oxford Finance associated with our principal payments made. We expect that our interest expense will decrease in future periods as we continue to pay down principal on our indebtedness to Silicon Valley Bank and Oxford Finance over the term of the loan facility.

Other Income

Other income for the three months ended March 31, 2014 was immaterial. Other income for the three months ended March 31, 2013 was $0.3 million. The other income during the three months ended March 31, 2013 was primarily due to a decrease in the fair value of the underlying preferred stock, which impacted the fair value of our preferred stock warrants issued in connection with our December 2012 and February 2013 borrowings under our debt facility with Silicon Valley Bank and Oxford Finance. We do not anticipate that we will recognize any further amounts with respect to these fair value adjustments as a result of the conversion of all outstanding warrants to purchase our preferred stock into warrants to purchase our common stock in connection with the completion of our IPO.

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

Since our inception, we have funded our operations principally through the receipt of funds from public offerings and private placements of equity securities, debt financings and contract research funding and research grants from the United States government. As of March 31, 2014, we had cash and cash equivalents of approximately $89.0 million. We invest cash in excess of immediate requirements in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of March 31, 2014, our funds were held in cash and money market funds.

On November 13, 2013, we completed the sale of 4,500,000 shares of common stock in a follow-on public offering at a price to the public of $10.00 per share, resulting in net proceeds to us of $41.8 million after deducting underwriting discounts and commissions of $2.7 million and offering costs of $0.5 million. On November 19, 2013, we completed the sale of an additional 407,403 shares of common stock to the underwriters under the underwriters’ option in the follow-on public offering to purchase additional shares of common stock at a price to the public of $10.00 per share, resulting in net proceeds to us of $3.8 million after deducting underwriting discounts and commissions.

On March 25, 2013, we completed the sale of 10,714,286 shares of common stock in our IPO at a price to the public of $7.00 per share, resulting in net proceeds to us of $68.0 million after deducting underwriting discounts and commissions of $4.4 million and offering costs of $2.5 million. On April 12, 2013, we completed the sale of an additional 797,792 shares of common stock to the underwriters under the underwriters’ option in the IPO to purchase additional shares of common stock at a price to the public of $7.00 per share, resulting in net proceeds to us of $5.2 million after deducting underwriting discounts and commissions.

The following table summarizes our sources and uses of cash for each of the periods set forth below (in thousands):

	Three months ended March 31,
	2014	2013
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(12,367)	$(1,908)
Net cash used in investing activities	(29)	(10)
Net cash (used in) provided by financing activities	(1,305)	71,002

Net (decrease) increase in cash and cash equivalents	$(13,701)	69,084

During the three months ended March 31, 2014 and 2013, our operating activities used net cash of $12.4 million and $1.9 million, respectively. The use of net cash in both periods primarily resulted from our net losses and changes in our working capital accounts. The increase in net cash used in operations for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was due primarily to higher operating expenses during the three months ended March 31, 2014 of $15.7 million as compared to $5.3 million for the three months ended March 31, 2013.

During the three months ended March 31, 2014 and 2013, our investing activities used net cash of $29,000 and $10,000, respectively. The use of net cash in both periods resulted from purchases of property and equipment to facilitate our increased research and development activities and increased headcount.

During the three months ended March 31, 2014 and 2013, our net cash (used in) provided by financing activities was $1.3 million and $71.0 million, respectively. The net cash used in financing activities during the three months ended March 31, 2014 was related to principal payments on our loans payable of $1.5 million, offset by proceeds from the exercise of stock options of $0.2 million. The net cash provided by financing activities during the three months ended March 31, 2013 was primarily related to IPO net proceeds of $68.0 million, and $3.0 million in borrowings that we made under our debt facility with Silicon Valley Bank and Oxford Finance during this period, offset by principal payments on our loans payable of $0.7 million.

Operating Capital Requirements

We expect to incur increasing operating losses for at least the next several years as we continue our ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. We may not be able to complete the development and initiate commercialization of eravacycline or our other product candidates if, among other things, our preclinical research and clinical trials are not successful, the FDA or the European Medicines Agency does not approve eravacycline or our other product candidates when we expect, or at all, or funding under the NIAID Contract, the NIAID Grant or the BARDA Contract is discontinued.

We believe that our existing cash and cash equivalents will be sufficient to fund our current operating plan into the first quarter of 2016 and enable us to obtain top-line data from our ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI and for cUTI, and to submit an NDA to the FDA for eravacycline. We expect that these funds will not, however, be sufficient to enable us to commercially launch eravacycline. As a result, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing, design and costs of our ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI;

•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our other product candidates and potential product candidates;

•	the amount of funding that we receive under our subcontracts under the BARDA Contract and the NIAID Contract and under our subaward under the NIAID Grant, and the activities funded under the BARDA Contract, the NIAID Contract and the NIAID Grant;

•	the number and characteristics of product candidates that we pursue;

•	the timing and costs of developing eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the costs of commercialization activities for eravacycline and other product candidates if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	revenue received from commercial sales of eravacycline, subject to receipt of marketing approval;

•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;

•	the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including milestone and royalty payments and patent prosecution fees that we are obligated to pay to Harvard pursuant to our license agreement;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and

•	the extent to which we in-license or acquire other products and technologies.

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

Contractual Obligations

During the three months ended March 31, 2014, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our annual report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the three-month period ended March 31, 2014. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of our annual report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014, the end of the period covered by this quarterly report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We have incurred annual net operating losses in every year since our inception. Our net loss was $13.5 million for the three months ended March 31, 2014, $29.6 million for the year ended December 31, 2013 and $15.1 million for the year ended December 31, 2012. As of March 31, 2014, we had a deficit accumulated during the development stage of $133.2 million. We have not generated any product revenues and have financed our operations primarily through the public offering and private placements of our equity securities, debt financings and revenue from U.S. government awards. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect that our expenses will increase substantially as we continue our ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. We expect that the total external costs of our ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI will be approximately $60.0-$65.0 million. If we obtain marketing approval for eravacycline or any other product candidate that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing.

We believe that our existing cash and cash equivalents will enable us to fund our current operating plan and capital expenditure requirements into the first quarter of 2016. We believe that our available funds will be sufficient to enable us to obtain top-line data from our ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI and to submit a new drug application, or NDA, to the FDA for eravacycline in these indications. We expect that these funds will not, however, be sufficient to enable us to commercially launch eravacycline. As a result, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

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

Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the timing, design and costs of our ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI;

•	the timing and costs of developing eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections;

•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our other product candidates;

•	the amount of funding that we receive under our subcontracts awarded to us by our collaborator CUBRC, Inc., or CUBRC, under its government contracts with the Biomedical Advanced Research and Development Authority, or BARDA, and with the National Institutes of Health’s, or NIH’s, National Institute of Allergy and Infectious Diseases, or NIAID, and under our subaward from CUBRC under its grant from NIAID, and the activities funded under these contracts;

•	the number and characteristics of product candidates that we pursue;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the costs of commercialization activities for eravacycline and other product candidates if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	revenue received from commercial sales of eravacycline, subject to receipt of marketing approval;

•	the terms and timing of any future collaborations, licensing or other arrangements that we may establish;

•	the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including milestone and royalty payments and patent prosecution fees that we are obligated to pay to Harvard pursuant to our license agreement;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims;

•	the costs of operating as a public company; and

•	the extent to which we in-license or acquire other products and technologies.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Currently, our only external source of funds is funding under subcontracts and a subaward awarded to us by CUBRC pursuant to government contracts from BARDA and NIAID and a grant from NIAID. Although the BARDA contract, and our subcontract with CUBRC under the BARDA contract, have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is $15.7 million from the initial contract date through April 30, 2015, of which $13.0 million had been received through March 31, 2014.

Similarly, although the NIAID contract and our subcontract with CUBRC under the NIAID contract have five-year terms, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond September 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID contract is $7.6 million, of which $5.1 million had been received through March 31, 2014. In addition, although the NIAID grant has a term of five years and our subaward from CUBRC has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond May 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subaward with respect to the NIAID grant is $0.7 million from the initial grant date through May 30, 2016, of which $0.6 million had been received through March 31, 2014.

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

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources in the development of eravacycline for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections. Our prospects are substantially dependent on our ability to develop, obtain marketing approval for and successfully commercialize eravacycline. The success of eravacycline will depend on several factors, including the following:

•	successful completion of clinical trials;

•	receipt of marketing approvals from applicable regulatory authorities;

•	establishment of arrangements with third-party manufacturers to obtain manufacturing supply;

•	obtainment and maintenance of patent and trade secret protection and regulatory exclusivity;

•	protection of our rights in our intellectual property portfolio;

•	commercial launch of eravacycline, if and when approved, whether alone or in collaboration with others;

•	acceptance of eravacycline, if and when approved, by patients, the medical community and third-party payors;

•	competition with other therapies; and

•	a continued acceptable safety profile of eravacycline following approval.

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

The clinical development of eravacycline and other product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to achieve efficacy in a trial or across a broad population of patients, the occurrence of severe adverse events, failure to comply with protocols or applicable regulatory requirements, and determination by the FDA or any comparable foreign regulatory authority that a drug product is not approvable. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, although eravacycline achieved favorable results in our Phase 2 trial in cIAI, we may nonetheless fail to achieve success in our pivotal Phase 3 program for eravacycline. Except for our ongoing Phase 3 clinical trial of eravacycline for the treatment of cUTI, we have not otherwise conducted a clinical trial to evaluate eravacycline in treating cUTI and have not tested any oral formulation of eravacycline in any clinical trial designed to evaluate its therapeutic efficacy in any indication. Moreover, the primary endpoint we are using for our ongoing Phase 3 clinical trial of eravacycline for the treatment of cIAI differs from the primary endpoint we successfully achieved in our Phase 2 trial in cIAI. The primary endpoint of this Phase 3 clinical trial is clinical response in the microbiological intent-to-treat patient population, which includes all randomized patients who have baseline bacterial pathogens that cause cIAI and against which the dosed eravacycline has antibacterial activity, at the test-of-cure visit 25 to 31 days after the initial dose of treatment. Our Phase 2 primary endpoint was clinical response at the test-of-cure visit that took place ten to 14 days after the last dose of the drug was administered (approximately 16 to 21 days after randomization) in microbiologically evaluable patients, a narrower patient population. Clinical response was defined as complete resolution or significant improvement of signs or symptoms of infection with no further systemic antibiotic treatment required.

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

The inclusion and exclusion criteria for our ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI may adversely affect our enrollment rates for patients in these trials. In addition, many of our competitors also have ongoing clinical trials for product candidates that treat the same indications as eravacycline, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

In addition, the potential market opportunity for eravacycline is difficult to estimate. Our estimates of the potential market opportunity are predicated on several key assumptions such as industry knowledge, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain and the reasonableness of these assumptions has not been assessed by an independent source. If any of the assumptions proves to be inaccurate, then the actual market for eravacycline could be smaller than our estimates of the potential market opportunity. If the actual market for eravacycline is smaller than we expect, or if the product fails to achieve an adequate level of acceptance by physicians, health care payors and patients, our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability.

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

Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the ability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe any future products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

There are also a number of products in clinical development by third parties to treat multidrug-resistant infections, including ceftazidime/avibactam, which is being developed by Forest Laboratories Inc. and AstraZeneca, ceftolozane/tazobactam, which is being developed by Cubist, and plazomicin, which is being developed by Achaogen, Inc. If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than we do, it could result in our competitors establishing a strong market position before we are able to enter the market.

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

A fast track designation by the FDA may not actually lead to a faster development, regulatory review or approval process.

If a product is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet needs for this condition, the treatment sponsor may apply for FDA fast track designation. In April 2014, the FDA notified us that we obtained fast track designation for both the intravenous and oral formulations of eravacycline. Fast track designation does not ensure that we will experience a faster development, regulatory review or approval process compared to conventional FDA procedures. Additionally, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program

If we are unable to obtain marketing approval in international jurisdictions, we will not be able to market our product candidates abroad.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development, regulatory, commercialization and business development expertise of Guy Macdonald, our President and Chief Executive Officer, Patrick T. Horn, our Chief Medical Officer, David C. Lubner, our Senior Vice President and Chief Financial Officer, and J. Craig Thompson, our Chief Operating Officer, as well as the other principal members of our management, scientific and clinical team. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time.

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

The business that we conduct outside the United States may be adversely affected by international risk and uncertainties.

Although our operations are based in the United States, we conduct business outside the United States and expect to continue to do so in the future. For instance, many of the sites at which our clinical trials are being conducted are outside the United States. In addition, we plan to seek approvals to sell our products in foreign countries. Any business that we conduct outside the United States will be subject to additional risks that may materially adversely affect our ability to conduct business in international markets, including:

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

As an example, some of the sites in our ongoing phase 3 trials of eravacycline are located in Ukraine and Russia and we expect a considerable portion of the patients enrolled in the clinical trials to be from Ukraine and Russia. If the dispute between Ukraine and Russia were to further destabilize the region, our ability to conduct and complete our Phase 3 clinical trials on a timely basis could be impacted, and our business, financial condition and results of operations could be materially adversely affected.

Risks Related to Our Common Stock

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

Our stock price may be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, our stock traded within a range of a high price of $17.74 and a low price of $6.62 per share for the period March 20, 2013, our first day of trading on the NASDAQ Global Market, through April 30, 2014. As a result of this volatility, investors may not be able to sell their common stock at or above the prices they paid for it. The market price for our common stock may be influenced by many factors, including:

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

As of March 31, 2014, we estimate that we have used approximately $[32.6] million of the net proceeds from the initial public offering to fund the clinical development of eravacycline and for working capital and other general corporate purposes. We hold the unused proceeds from the offering in cash and money market funds. There has been no material change in our planned use of proceeds from the initial public offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on March 20, 2013.

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

Date: May 12, 2014	TETRAPHASE PHARMACEUTICALS, INC.

	By:	/s/ David C. Lubner
David C. Lubner
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

10.1	Offer letter between the Registrant and Craig Thompson dated January 30, 2014	8-K	2/5/2014	99.1

10.2	Second Amendment to Offer Letter between the Registrant and Guy Macdonald, dated March 5, 2014				X

10.3	Third Amendment to Offer Letter between the Registrant and David Lubner, dated March 5, 2014				X

10.4	Amendment to Offer Letter between the Registrant and Patrick Horn, dated March 5, 2014				X

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS†	XBRL Instance Document				X

101.SCH†	XBRL Taxonomy Extension Schema Document				X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document				X

†	In accordance with Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these sections.