Form 10-Q
period 2014-06-30
TETRAPHASE PHARMACEUTICALS INC
filed 2014-08-12
CIK 1373707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of July 31, 2014 there were 25,953,153 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

TETRAPHASE PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2014

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$75,371	$102,712
Accounts receivable	1,343	1,706
Prepaid expenses and other current assets	1,774	1,002

Total current assets	78,488	105,420
Property and equipment, net	237	235
Restricted cash	199	199
Other assets	29	32

Total assets	$78,953	$105,886

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,724	$1,881
Accrued expenses	5,959	5,290
Deferred revenue	—	92
Current portion of term loan payable	4,588	5,928

Total current liabilities	17,271	13,191
Accrued final interest payment on term loan	397	327
Term loan	2,890	4,560
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 125,000 shares authorized; 25,909 and 25,629 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	26	26
Additional paid-in capital	210,076	207,503
Accumulated deficit	(151,707)	(119,721)

Total stockholders’ equity	58,395	87,808

Total liabilities, convertible preferred stock and stockholders’ equity	$78,953	$105,886

See accompanying notes to condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$1,275	$3,722	$3,732	$6,422

Operating expenses
Research and development	16,513	6,924	29,017	11,022
General and administrative	2,947	1,756	6,118	2,981

Total operating expenses	19,460	8,680	35,135	14,003

Loss from operations	(18,185)	(4,958)	(31,403)	(7,581)

Other income (expense)
Interest income	4	2	9	2
Interest expense	(282)	(470)	(616)	(901)
Other income	—	—	24	263

Other expense, net	(278)	(468)	(583)	(636)

Net loss	$(18,463)	$(5,426)	$(31,986)	$(8,217)

Net loss per share-basic and diluted	$(0.71)	$(0.26)	$(1.24)	$(0.73)

Weighted-average number of common shares used in net loss per share-basic and diluted	25,845	20,575	25,790	11,263

Comprehensive loss	$(18,463)	$(5,426)	$(31,986)	$(8,217)

See accompanying notes to condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(31,986)	$(8,217)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	53	72
Amortization of deferred financing costs and debt discount	132	177
Accretion of final interest payment on term loans	70	105
Fair value adjustment of warrants	—	(263)
Stock-based compensation expense	2,205	335
Loss from disposal of property and equipment	1	—
Changes in operating assets and liabilities:
Accounts receivable	363	(460)
Prepaid expenses and other current assets	(784)	176
Accounts payable	4,843	392
Accrued expenses	669	1,135
Deferred revenue	(92)	(699)

Net cash used in operating activities	(24,526)	(7,247)
Investing activities
Purchases of property and equipment	(56)	(22)

Net cash used in investing activities	(56)	(22)
Financing activities
Proceeds from sale of common stock, net of issuance costs	—	73,805
Proceeds from issuance of term loan payable	—	3,000
Repayment of term loan payable	(3,126)	(1,409)
Proceeds from exercise of stock options	367	10

Net cash (used in) provided by financing activities	(2,759)	75,406

Net (decrease) increase in cash and cash equivalents	$(27,341)	$68,137
Cash and cash equivalents at beginning of period	102,712	9,079

Cash and cash equivalents at end of period	$75,371	$77,216

Supplemental cash flow and noncash financing activities
Cash paid for interest	$438	$561

Fair value of warrants issued in connection with issuance of term loan	$—	$115

Conversion of convertible preferred stock into common stock	$—	$79,832

Reclassification of warrant liability to additional paid-in-capital	$—	$462

Reclassification of deferred financing costs to additional paid-in-capital	$—	$1,261

See accompanying notes to condensed consolidated financial statements

Tetraphase Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Organization and Operations

Tetraphase Pharmaceuticals, Inc. (the “Company”), is a clinical-stage biopharmaceutical company that was incorporated in Delaware on July 7, 2006 and has a principal place of business in Watertown, Massachusetts. The Company is using its proprietary chemistry technology to create novel antibiotics for serious and life-threatening multidrug-resistant infections. The Company’s lead product candidate, eravacycline, is being developed as a broad-spectrum intravenous and oral antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including multidrug-resistant Gram-negative infections. The Company is developing eravacycline in a Phase 3 global clinical program called IGNITE (Investigating Gram-Negative Infections Treated with Eravacycline) and is conducting two Phase 3 clinical trials - IGNITE 1, a Phase 3 clinical trial evaluating the safety and efficacy of eravacycline with intravenous administration for the treatment of complicated intra-abdominal infections (“cIAI”), and IGNITE 2, a second Phase 3 clinical trial of eravacycline for the treatment of complicated urinary tract infections (“cUTI”) with intravenous-to-oral switch therapy. IGNITE 2 is a two-part Phase 3 clinical trial that includes a lead-in portion which is designed to inform the selection of an oral dose to be evaluated in the pivotal portion of the trial. In July 2014, the Company announced the completion of enrollment of IGNITE 1 and in June 2014, announced the completion of enrollment of the lead-in portion of IGNITE 2 and expects to have data from the lead-in portion of IGNITE 2 in the third quarter of 2014, top-line data from IGNITE 1 in early first quarter of 2015, and top-line data from the pivotal portion of IGNITE 2 in mid-2015. The Company is also pursuing the discovery and development of additional antibiotics that target unmet medical needs, including multidrug-resistant Gram-negative bacteria.

The Company is devoting substantially all of its efforts to product research and development, initial market development, and raising capital. The Company is subject to a number of risks similar to those of other life science companies in a similar stage of development, including dependence on key individuals, competition from other companies, the need for development of commercially viable products, and the need to obtain additional financing to fund the development of its product candidates. The Company is also subject to a number of risks similar to other companies in the industry, including rapid technological change, regulatory approval of products, uncertainty of market acceptance of products, competition, the need to obtain additional financing, compliance with government regulations, protection of proprietary technology, dependence on third parties, product liability, and dependence on key individuals.

The Company has incurred annual net operating losses in every year since its inception. As of June 30, 2014, the Company had incurred losses since inception of $151.7 million. The Company has not generated any product revenues related to its primary business purpose and has financed its operations primarily through public offerings and private placements of its equity securities, debt financings and funding from the United States government. The Company has not completed development of any product candidate and has devoted substantially all of its financial resources and efforts to research and development, including preclinical and clinical development. The Company expects to continue to incur significant expenses and increasing operating losses for at least the next several years, and expects to require additional financial resources to advance its product candidates to either commercial stage or liquidity events.

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2013 contained in the Company’s annual report on Form 10-K filed with the SEC on March 6, 2014 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2014, and the results of operations and comprehensive loss for the three and six months ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014 and 2013. Interim operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for future interim periods or for the fiscal year ending December 31, 2014.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents at June 30, 2014 and December 31, 2013 consisted of cash and money market funds.

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

Financial instruments measured at fair value as of June 30, 2014 and December 31, 2013 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance	Level 1	Level 2	Level 3
June 30, 2014
Cash	$3,255	$3,255	$—	$—
Money market funds, included in cash equivalents	$72,116	$72,116	$—	$—

December 31, 2013
Cash	$2,704	$2,704	$—	$—
Money market funds, included in cash equivalents	$100,008	$100,008	$—	$—

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

The fair value of the Company’s term loan payable is determined using current applicable rates for similar instruments as of the balance sheet date. The Company’s term loan payable is a Level 3 liability within the fair value hierarchy. The fair value of the Company’s term loan payable at June 30, 2014, computed pursuant to a discounted cash flow technique using the effective interest rate under the loan, is $8.1 million. The effective interest rate considers the fair value of the warrant issued in connection with the loan, loan issuance costs and the deferred charge.

The fair value of the preferred stock warrant liability as of March 25, 2013 was determined based on “Level 3” inputs utilizing the Black-Scholes option pricing model (Note 6). On March 25, 2013, upon completion of the Company’s initial public offering (“IPO”), the warrants to purchase preferred stock converted into warrants to purchase common stock and the Company reclassified the fair value of the warrants as of March 25, 2013 to additional paid-in capital. The following table presents activity in the preferred stock warrant liability during the six months ended June 30, 2013 (in thousands):

Balance
Fair value at December 31, 2012	$610
Value of warrants issued in 2013	115
Decrease in fair value recognized in net loss	(263)
Reclassification of fair value to additional paid-in capital	(462)

Fair value at June 30, 2013	$—

Accounts Receivable

In September 2011, the National Institutes of Health’s (“NIH”) National Institute of Allergy and Infectious Diseases (“NIAID”) division awarded a contract of up to $35.8 million over a five-year term for the development of TP-271, a preclinical compound, for respiratory disease caused by bacterial biothreat pathogens (“NIAID Contract”) (Note 3). The Company is collaborating with CUBRC Inc. (“CUBRC”), an independent, not for profit, research corporation that specializes in U.S. government-based contracts, on this NIAID Contract and has entered into a subcontract with CUBRC that could potentially provide funding to the Company of up to approximately $13.3 million over the five-year term, including committed funding of $7.6 million from the initial contract date through September 30, 2016, of which $5.8 million had been received by the Company through June 30, 2014. In addition during 2011, the Company was a subawardee under a separate grant from the NIAID (“NIAID Grant”) (Note 3).

In January 2012 the Biomedical Advanced Research and Development Authority (“BARDA”), an agency of the U.S. Department of Health and Human Services, awarded a contract of up to $67.0 million for the development of eravacycline as a potential countermeasure for the treatment of disease caused by bacterial biothreat pathogens (“BARDA Contract”). The Company is also collaborating with CUBRC on the BARDA Contract and has entered into a subcontract with CUBRC that could potentially provide funding to the Company of up to approximately $39.8 million, including committed funding of $22.0 million from the initial contract date through January 31, 2016, of which $14.3 million had been received by the Company through June 30, 2014 (Note 3).

Accounts receivable at June 30, 2014 and December 31, 2013 represent amounts due from CUBRC under the Company’s subcontracts under the NIAID Contract and the BARDA Contract and under the Company’s subaward under the NIAID Grant. The

Company’s practice is to bill the prime contractor, CUBRC, amounts for which the Company has been invoiced by third parties in the case of contract research or subcontractor costs or for internal costs incurred. Expenses directly associated with the Company’s NIAID and BARDA Contracts and NIAID Grant that have been accrued at the end of the reporting period are not billed to the prime contractor until third party invoices have been received or until internal costs have been paid. There was no unbilled accounts receivable balance at June 30, 2014. Unbilled accounts receivable was $0.8 million at December 31, 2013.

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

Restricted Cash

At June 30, 2014 and December 31, 2013 the Company had $199,000 in restricted cash deposits with a bank, of which $159,000 is collateral for a letter of credit issued to the landlord of the Company’s leased facility. If the Company defaults on its rental obligations, $159,000 will be payable to the lessor of the leased facility. In addition, the Company has $40,000 in restricted cash to secure the Company’s corporate credit card issued through the same bank.

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

Revenue under the Company’s subcontract with respect to the BARDA Contract is earned under a cost-reimbursable contract through which the Company is reimbursed for direct costs incurred plus allowable indirect costs. Billings under the Company’s subcontract under the BARDA Contract are based on approved provisional indirect billing rates that permit recovery of allowable fringe benefits, overhead and general and administrative expenses. During the three months ended June 30, 2014 and 2013, the Company recognized revenue of $0.8 million and $3.1 million, respectively, from the Company’s subcontract under the BARDA Contract. During the six months ended June 30, 2014 and 2013, the Company recognized revenue of $2.6 million and $5.0 million, respectively, from the Company’s subcontract under the BARDA Contract.

Revenue under the Company’s subcontract with respect to the NIAID Contract is earned under a cost-plus-fixed-fee contract through which the Company is reimbursed for direct costs incurred plus allowable indirect costs and a fixed-fee earned. Billings under the Company’s subcontract under the NIAID Contract are based on approved provisional indirect billing rates that permit recovery of allowable fringe benefits, overhead and general and administrative expenses and a fixed fee. During the three months ended June 30, 2014 and 2013, the Company recognized revenue of $0.4 million and $0.5 million, respectively, from the Company’s subcontract under the NIAID Contract. During the six months ended June 30, 2014 and 2013, the Company recognized revenue of $1.0 million and $1.2 million, respectively, from the Company’s subcontract under the NIAID Contract.

Revenue under the Company’s subaward with respect to the NIAID Grant is earned under a cost-reimbursable contract through which the Company is reimbursed for direct costs incurred plus allowable indirect costs. Billings under the Company’s subaward under the NIAID Grant are based on approved provisional indirect billing rates that permit recovery of allowable fringe benefits and general and administrative expenses. During the three months ended June 30, 2014 and 2013, the Company recognized revenue of $32,000, and $78,000, respectively, from the Company’s subaward under the NIAID Grant. During the six months ended June 30, 2014 and 2013, the Company recognized revenue of $89,000, and $231,000, respectively, from the Company’s subaward under the NIAID Grant.

Research and Development Expenses

Research and development costs are charged to expense as incurred and include, but are not limited to:

•	personnel-related expenses, including salaries, benefits, and stock-based compensation expense;

•	expenses incurred under agreements with contract research organizations, contract manufacturing organizations and consultants that conduct clinical trials and preclinical studies;

•	payments made under the Company’s license agreement with Harvard University;

•	the cost of acquiring, developing and manufacturing clinical trial materials and lab supplies;

•	facility, depreciation and other expenses, which include direct and allocated expenses for rent, maintenance of the Company’s facilities, insurance and other supplies; and

•	costs associated with preclinical activities and regulatory operations.

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

Stock-Based Compensation

The Company applies the provisions of Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation to stock-based awards. Under ASC 718, the Company determines equity-based compensation at the grant date using the Black-Scholes option pricing model to estimate fair value. The Company recognizes the value of the award that is ultimately expected to vest as an expense on a straight-line basis over the requisite service period using the estimated fair market value of the stock. Any changes to the estimated forfeiture rates are accounted for prospectively.

Recent Accounting Pronouncements Issued and Adopted

During the quarter ended June 30, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for the Company on January 1, 2017. The Company is currently evaluating the potential impact that this update may have on the Company’s financial position and results of operations.

During the quarter ended June 30, 2014, the FASB issued ASU 2014-10, which simplifies financial reporting for development stage entities by eliminating requirements specific to development stage entities. As a result, entities in a development stage will no longer need to present inception-to-date information about income statement line items, cash flows, and equity transactions. Instead, the new guidance clarifies how these entities should tailor existing disclosures to explain the risks and uncertainties related to their activities. This update is effective for annual periods beginning after December 15, 2014, and early application is permitted for any annual or interim period for which the entity’s financial statements have not yet been issued. The Company adopted this guidance prior to issuing the financial statements in the Form 10-Q for the three and six months ended June 30, 2014. The adoption of ASU 2014-10 impacted disclosure only and did not have any impact on the Company’s financial position or results of operations.

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of Common Stock outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, preferred stock, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

On February 28, 2013, the Company’s board of directors approved an amendment to the Company’s certificate of incorporation to effect a 1-for-29 reverse split of its common stock. The Company effected this amendment to its certificate of incorporation on March 5, 2013. Following the Company’s reverse split, and effective as of the completion of the Company’s IPO on March 25, 2013, all of the Company’s preferred stock was converted to common stock at a 1-for-29 ratio. For purposes of calculating net loss per common share for the six months ended June 30, 2013, the preferred stock that converted to common stock was included in the net loss per common share calculation on a post-conversion basis as of March 25, 2013, the effective date of conversion, and the corresponding converted shares were included on a pro-rata basis for each applicable reporting period. As a result, the weighted-average common shares outstanding during the six months ended June 30, 2013 was 11.3 million, as compared to 20.7 million shares outstanding as of June 30, 2013.

The amounts in the table below were excluded from the calculation of diluted weighted-average shares outstanding, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	June 30,
	2014	2013
Warrants	52,605	104,107
Outstanding stock options	3,701,914	2,686,892

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

Although the BARDA Contract and the Company’s subcontract with CUBRC under the BARDA Contract, have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to the Company. Committed funding from CUBRC under the Company’s BARDA subcontract is $22.0 million through January 31, 2016, the current contract end date, as a result of the exercise of several options by BARDA under the BARDA Contract. Total funds of $14.3 million had been received by the Company through June 30, 2014 under this contract.

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

Although the NIAID Contract, the NIAID Grant and the Company’s subcontract with CUBRC under the NIAID Contract have terms of five years, and the Company’s subaward under the NIAID Grant has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond September 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to the Company. As of June 30, 2014, committed funding from CUBRC under the Company’s subcontract with respect to the NIAID Contract is $7.6 million through the current contract end date which has been extended to September 30, 2016, of which $5.8 million had been received through June 30, 2014. Committed funding from CUBRC under the Company’s subaward with respect to the NIAID Grant is $0.8 million through the current contract end date which has been extended to May 30, 2016, of which $0.6 million had been received through June 30, 2014.

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Prepaid insurance	$630	$269
Prepaid clinical costs	508	462
Prepaid manufacturing costs	387	4
Prepaid rent	119	89
Prepaid dues	81	30
Other	49	148

Total	$1,774	$1,002

(5) Accrued Expenses

Accrued expenses at June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Clinical trial related	$3,447	$1,849
Salaries and benefits	1,155	1,554
Drug supply and development	645	970
Professional fees	199	246
Other	513	671

Total	$5,959	$5,290

(6) Long-Term Debt

In May 2011, the Company executed a Loan and Security Agreement with Silicon Valley Bank and Oxford Finance (the “Term Loan”), which provided for up to $8.0 million of funding, to be made available in two tranches. The Company borrowed the $8.0 million in two tranches during the year ended December 31, 2011. The Term Loan bears interest at 10% per annum and provides for a final payment of 2.75% of the original principal due at the maturity date of November 1, 2014. Under the terms of the Term Loan, the Company was only required to pay interest (and not principal) through February 28, 2012. Each tranche is being repaid in 33 monthly payments of equal principal, plus accrued interest, after the interest only period that ended on February 28, 2012. The final payment of 2.75% will be due at the same time as the last loan payment. The Term Loan matures on November 1, 2014. In connection with the entry into the Loan and Security Agreement, the Company issued to the lenders 10-year warrants to purchase an aggregate of 1,555,815 shares of Series C Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) at a price of $0.2571 per share.

In December 2012, the Company entered into an amendment to the Term Loan (the “2012 Term Loan”) to provide for up to an additional $9.2 million in funding, to be made available in two tranches. The Company borrowed the first tranche totaling $6.2 million under the 2012 Term Loan in December 2012 (“2012 Term A Loan”) and borrowed the remaining $3.0 million in February 2013 (“2012 Term B Loan”). Both the 2012 Term A Loan and the 2012 Term B Loan bear interest at 9% per annum.

The Company was only required to pay interest (and not principal) for the first six months of each tranche of the 2012 Term Loan. Each tranche of the 2012 Term Loan is being repaid in 33 equal monthly payments of principal, plus accrued interest, after the interest only period. An additional payment of 2.90% of the original principal amount of each tranche will be due at the same time as the last loan payment for the tranche. The 2012 Term A Loan matures on March 1, 2016. In connection with the funding of the 2012 Term A Loan, the Company issued to the lenders 10-year warrants to purchase an aggregate of 964,605 shares of Series C Preferred Stock with an exercise price of $0.2571 per share. The 2012 Term B Loan matures on May 1, 2016. In connection with the funding of the 2012 Term B Loan, in February 2013, the warrant the Company issued to Silicon Valley Bank automatically became exercisable for an additional 233,372 shares of Series C Preferred Stock. In addition, the Company issued to Oxford Finance a 10-year warrant to purchase an additional 233,372 shares of Series C Preferred Stock with an exercise price of $0.2571 per share. In connection with the completion of the Company’s IPO, the warrants to purchase Series C Preferred Stock were converted into warrants to purchase common stock of the Company.

On June 23, 2014, Silicon Valley Bank exercised its warrants under the Term Loan and 2012 Term A Loan described above pursuant to the cashless exercise feature of the warrants. In connection with the exercise of the warrants under the Term Loan, the Company issued 12,354 shares of the Company’s common stock. Warrants to purchase 14,470 shares of common stock were cancelled as payment for the aggregate exercise price of the warrants. In connection with the exercise of the warrants under the 2012 Term A Loan, the Company issued 11,366 shares of the Company’s common stock. Warrants to purchase 13,312 shares of common stock were cancelled as payment for the aggregate exercise price of the warrants.

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

Future principal payments on the Term Loan and the 2012 Term Loan are as follows (in thousands):

June 30, 2014
2014 (6 months remaining)	$3,000
2015	3,513
2016	1,132

Total term loan payments	7,645
Current term loan payable	4,717
Less debt discount and issuance costs	(129)

Current term loan payable (net)	$4,588

Term loan payable, less current portion	2,928
Less debt discount and issuance costs	(38)

Term loan payable, net	$2,890

(7) Stock-based Compensation

In August 2006, the Company adopted the Tetraphase Pharmaceuticals, Inc. Stock Incentive Plan (the “2006 Plan”) under which it was able to grant incentive stock options, nonqualified stock options, restricted stock, and stock grants to purchase up to 1,128,183 shares of Common Stock. In May 2010, the Company amended the plan to increase the number of shares of Common Stock issuable under the 2006 Plan to 1,853,288. The options expire ten years after the grant date. As of June 30, 2014, no shares were available for future issuance under the 2006 Plan.

In February 2013, the Company’s board of directors and stockholders approved, effective upon the closing of the IPO, the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards for the purchase of that number of shares of Common Stock equal to the sum of (i) 1,688,777 shares of Common Stock, (ii) 258,265 shares of Common Stock that were reserved for issuance under the 2006 Plan that remained available for issuance under the 2006 Plan upon the closing of the IPO, (iii) any shares of Common Stock subject to awards under the 2006 Plan which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company without having been fully exercised or resulting in any Common Stock being issued. In addition, the number of shares of Common Stock that may be issued under the 2013 Plan is subject to automatic annual increases, to be added on January 1 of each year from January 1, 2014 through and including January 1, 2023, equal to the number of shares that is the lesser of (a) 3,000,000, (b) 4% of the then outstanding shares of Common Stock or (c) an amount determined by the Company’s board of directors. In January 2014, the number of shares authorized for issuance under the 2013 Plan increased by 1,025,171 shares. As of June 30, 2014, 400,147 shares were available for future issuance under the 2013 Plan.

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

The following table summarizes stock option activity at June 30, 2014 and changes during the six months then ended is presented in the table and narrative below (in thousands except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	2,844,343	$5.10	7.97	$23,960
Granted	1,233,650	14.06
Exercised	(256,152)	1.43
Forfeited	(119,927)	10.39

Options outstanding at June 30, 2014	3,701,914	$8.17	8.25	$20,931

Options vested or expected to vest at June 30, 2014 (1)	3,524,478	$8.01	8.20	$20,431

Options exercisable at June 30, 2014	1,383,882	$3.93	6.70	$13,342

(1)	This represents the number of vested options as of June 30, 2014, plus the number of unvested options that the Company estimated as of June 30, 2014 that would vest, based on the unvested options at June 30, 2014, as adjusted for the estimated forfeiture rate of 5.0%.

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day during the six months ended June 30, 2014 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2014. As of June 30, 2014, approximately $11.6 million of total unrecognized stock-based compensation expense related to unvested stock options is expected to be recognized over a weighted-average period of 3.0 years.

Since the Company completed its IPO on March 25, 2013, it has not had sufficient historical data to support a calculation of volatility and expected life. As such, the Company has used a weighted-average volatility considering the Company’s own volatility, and the volatilities of a representative group of publicly traded companies. For purposes of identifying similar entities, the Company selected a group of publicly traded companies based on their disease focus, stage of development, number of compounds in clinical trials and number of years as a publicly-traded company. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, commensurate with the expected life assumption. The expected life of stock options granted represents the weighted-average period of time that stock options granted are expected to be outstanding determined using the simplified method for employee grants. For nonemployee grants, the expected life is equal to the remaining contractual term. The expected life is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population.

During the three and six months ended June 30, 2014 and 2013, respectively, the assumptions used in the Black-Scholes pricing model for new employee grants were as follows:

Three Months Ended June 30,
	2014	2013
Volatility factor	53.41-53.83%	58.41-58.73%
Expected term (in years)	5.31-6.11	5.97-6.11
Risk-free interest rates	1.73-2.05%	0.91-1.30%
Dividend yield	—	—

Six Months Ended June 30,
	2014	2013
Volatility factor	53.41-53.96%	54.50-58.73%
Expected term (in years)	5.31-6.11	5.82-6.11
Risk-free interest rates	1.71-2.13%	0.91-1.30%
Dividend yield	—	—

Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for stock options granted during the periods presented was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$484	$140	$850	$152
General and administrative	582	140	1,355	183

Total	$1,066	$280	$2,205	$335

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The interim financial statements included in this quarterly report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2013, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K filed with the United States Securities and Exchange Commission, or the SEC, on March 6, 2014, which we refer to as our annual report. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are subject to risks and uncertainties, including those set forth in Part II — Other Information, Item 1A. Risk Factors below and elsewhere in this report that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are a clinical-stage biopharmaceutical company using our proprietary chemistry technology to create novel antibiotics for serious and life-threatening multidrug-resistant infections. Our lead product candidate, eravacycline, is a fully synthetic tetracycline derivative that we are developing as a broad-spectrum intravenous and oral antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including multidrug-resistant Gram-negative infections. We are developing eravacycline in a Phase 3 global clinical program called IGNITE (Investigating Gram-Negative Infections Treated with Eravacycline) and are conducting two Phase 3 clinical trials - IGNITE 1, a Phase 3 clinical trial evaluating the safety and efficacy of eravacycline with intravenous administration for the treatment of complicated intra-abdominal infections, or cIAI, and IGNITE 2, a second Phase 3 clinical trial of eravacycline for the treatment of complicated urinary tract infections, or cUTI, with intravenous-to-oral switch therapy. IGNITE 2 is a two-part Phase 3 clinical trial that includes a lead-in portion which is designed to inform the selection of an oral dose to be evaluated in the pivotal portion of the trial. In July 2014, we announced completion of enrollment of IGNITE 1 and in June 2014, we announced completion of enrollment of the lead-in portion of IGNITE 2. We expect to have data from the lead-in portion of IGNITE 2 in the third quarter of 2014, top-line data from IGNITE 1 in early first quarter of 2015, and top-line data from the pivotal portion of IGNITE 2 in mid-2015.

Consistent with draft guidance issued by the United States Food and Drug Administration, or FDA, with respect to the development of antibiotics for cIAI and our discussions with the FDA, we expect that positive results from our two Phase 3 clinical trials would be sufficient to support submission of a new drug application, or NDA, for eravacycline for the treatment of cIAI and for the treatment of cUTI. If we complete the Phase 3 clinical trials of eravacycline when we anticipate and the trials are successful, we expect to submit an NDA to the FDA in the second half of 2015 and a marketing authorization application to the European Medicines Agency, or EMA, in the first half of 2016. Eravacycline has been designated by the FDA as a Qualified Infectious Disease Product, or QIDP, for both the cIAI and cUTI indications. The QIDP designation makes eravacycline eligible for priority review and an additional five years of U.S. market exclusivity, if approved. In April 2014, the FDA granted Fast Track designations for both the cIAI and cUTI indications and the intravenous and oral formulations of eravacycline. Fast Track designation is awarded to expedite the study and regulatory review of drugs intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs.

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

We commenced business operations in July 2006. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary chemistry technology, identifying potential product candidates and undertaking preclinical studies and clinical trials of our product candidates. To date, we have not generated any product revenue and have primarily financed our operations through public offerings and private placements of our equity securities, debt financings and funding from the United States government. As of June 30, 2014, we had received an aggregate of $217.4 million in net proceeds from the issuance of equity securities and borrowings under debt facilities and an aggregate of $20.7 million from government grants and contracts. As of June 30, 2014, our principal source of liquidity was cash and cash equivalents, which totaled $75.4 million.

        As of June 30, 2014, we had an accumulated deficit of $151.7 million. Our net losses were $18.5 and $32.0 million for the three and six months ended June 30, 2014, respectively. Our net losses were $5.4 million and $8.2 million for the three and six months ended June 30, 2013, respectively. We expect that our expenses will increase substantially as we continue our ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. If we obtain marketing approval of eravacycline, we also expect to incur significant sales, marketing, distribution and manufacturing expenses. Furthermore, we expect to incur ongoing research and development expenses relating to our product candidates other than eravacycline and that our general and administrative costs will increase as we grow and continue to operate as a public company. We will need to generate significant revenue to achieve profitability, and we may never do so.

We believe that our available funds will be sufficient to enable us to obtain top-line data from our ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI. We expect that these funds will not, however, be sufficient to enable us to commercially launch eravacycline. It is also possible that we will not achieve the progress that we expect with respect to eravacycline because the actual costs and timing of clinical development activities are difficult to predict and are subject to substantial risks and delays. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Financial overview

Contract and Grant Revenue

We have derived all of our revenue to date from funding provided under three U.S. government awards for the development of our compounds as potential counter measures for the treatment of disease caused by bacterial biothreat pathogens through our collaborator CUBRC Inc., or CUBRC, an independent, not-for-profit, research corporation that specializes in U.S. government-based contracts:

•	We have received funding for our lead product candidate, eravacycline, under an award from the Biomedical Advanced Research and Development Authority, or BARDA, an agency of the U.S. Department of Health and Human Services. In January 2012, BARDA awarded CUBRC a five-year contract that provides for up to a total of $67.0 million in funding for the development, manufacturing and clinical evaluation of eravacycline for the treatment of disease caused by bacterial biothreat pathogens. We refer to this contract as the BARDA Contract.

•	We have received funding for our preclinical compound TP-271 under two awards from the National Institute of Allergy and Infectious Diseases, or NIAID, a division of National Institutes of Health, for the development, manufacturing and clinical evaluation of TP-271 for respiratory diseases caused by biothreat and antibiotic-resistant public health pathogens, as well as bacterial pathogens associated with community-acquired bacterial pneumonia:

•	a grant awarded to CUBRC in July 2011 that provides up to a total of approximately $2.8 million over five years, which we refer to as the NIAID Grant; and

•	a contract awarded to CUBRC in September 2011 that provides up to a total of approximately $35.8 million in funding over five years, which we refer to as the NIAID Contract.

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

Although the BARDA Contract, and our subcontract with CUBRC under the BARDA Contract, have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is $22.0 million from the initial contract date through January 31, 2016, of which $14.3 million had been received through June 30, 2014.

Similarly, although the NIAID Contract and our subcontract with CUBRC under the NIAID Contract have five-year terms, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond September 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID Contract is $7.6 million, from the initial contract date through September 30, 2016, of which $5.8 million had been received through June 30, 2014. In addition, although the NIAID Grant has a term of five years and our subaward from CUBRC has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond May 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subaward with respect to the NIAID Grant is $0.8 million from the initial grant date through May 30, 2016, of which $0.6 million had been received through June 30, 2014.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical candidates, and include:

•	personnel-related expenses, including salaries, benefits and stock-based compensation expense;

•	expenses incurred under agreements with contract research organizations, contract manufacturing organizations, and consultants that conduct our clinical trials and preclinical activities;

•	payments made under our license agreement with Harvard University;

•	the cost of acquiring, developing and manufacturing clinical trial materials and lab supplies;

•	facility, depreciation and other expenses, which include direct and allocated expenses for rent, maintenance of our facilities, insurance and other supplies; and

•	costs associated with preclinical activities and regulatory operations.

We expense research and development costs to operations as incurred. We recognize costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors on their actual costs incurred.

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and laboratory supplies, to each program based on the personnel resources allocated to such program. Expenses related to facilities, stock-based compensation, depreciation, conferences, research and development management and research and development support services are not allocated to a program and are separately classified as other research and development expenses. The following table is a summary of our research and development expenses for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Eravacycline	$13,492	$2,790	$22,459	$3,781
BARDA Contract	992	3,001	2,603	4,721
NIAID Contract and NIAID Grant	426	568	1,089	1,391
Other development programs	240	262	487	394
Other research and development	1,363	303	2,379	735

Total research and development expenses	$16,513	$6,924	$29,017	$11,022

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

As of June 30, 2014, we had incurred an aggregate of $70.9 million in research and development expenses related to the development of eravacycline, which excludes the $14.2 million of expenses that were funded under the BARDA Contract. We expect that our research and development expenses will increase substantially as we continue our ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. We expect that the total external costs of the Phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI will be approximately $65.0 - $70.0 million, of which $29.7 million had been incurred through June 30, 2014.

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

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, including salaries and related costs such as benefits and stock-based compensation for personnel in executive, finance, operational, business development, corporate communications and human resource functions. Other significant general and administrative expenses include professional fees for legal, patent, auditing and tax services, consulting, and facility costs not otherwise included in research and development expenses.

We anticipate that our general and administrative expenses will increase for a number of reasons, including:

•	support of the anticipated expansion of our research and development activities as we continue the development of our product candidates;

•	increases in personnel-related costs, expansion of infrastructure and higher consulting, legal, accounting and investor relations costs, and directors and officers insurance premiums, all associated with operating as a public company; and

•	if and when we believe a regulatory approval of our first product candidate appears likely, anticipated increases in our personnel-related and consulting costs as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

The following table summarizes the results of our operations for each of the three months ended June 30, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Three Months Ended June 30,		Increase/
	2014	2013	(decrease)%
	(in thousands)
Revenues	$1,275	$3,722	$(2,447)	(66)%
Operating expenses:
Research and development	16,513	6,924	9,589	138%
General and administrative	2,947	1,756	1,191	68%

Total operating expenses	19,460	8,680	10,780	124%

Loss from operations	(18,185)	(4,958)	(13,227)	267%
Interest income	4	2	2	100%
Interest expense	(282)	(470)	188	(40)%

Net loss	$(18,463)	$(5,426)	$(13,037)	240%

The following table sets forth our contract and grant revenue for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Increase/
Revenue	2014	2013	(decrease)%
	(in thousands)
BARDA	$827	$3,122	$(2,295)	(74)%
NIAID Contract	416	522	(106)	(20)%
NIAID Grant	32	78	(46)	(59)%

	$1,275	$3,722	$(2,447)	(66)%

Contract and grant revenue was $1.3 million for the three months ended June 30, 2014 compared to $3.7 million for the three months ended June 30, 2013, a decrease of $2.4 million, or 66%. This decrease was primarily due to timing of activities under our subcontract with respect to the BARDA Contract related to various clinical studies conducted during the quarter ended June 30, 2014 as compared to the quarter ended June 30, 2013.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2014 were $16.5 million compared to $6.9 million for the three months ended June 30, 2013, an increase of $9.6 million, or 138%. This increase was primarily due to an increase of $8.8 million in clinical costs primarily associated with our two ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI; an increase of $1.3 million in drug manufacturing costs principally associated with supply for our ongoing Phase 3 clinical trial of eravacycline for the treatment of cUTI; an increase in personnel-related costs of $0.5 million in connection with additional headcount to support our eravacycline Phase 3 clinical trials; and an increase in stock-based compensation expense of $0.3 million resulting from additional headcount and our annual stock option awards to employees granted during the quarter ended March 31, 2014. These increases were offset in part by a decrease of $1.6 million in expenses related to activities under our subcontracts with CUBRC with respect to the BARDA Contract, and the NIAID Contract and our subaward with respect to the NIAID Grant.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2014 were $2.9 million compared to $1.8 million for the three months ended June 30, 2013, an increase of approximately $1.2 million, or 68%. This increase was primarily due to an increase in stock-based compensation expense of $0.4 million resulting from additional headcount and our annual stock option awards to employees granted during the quarter ended March 31, 2014; an increase of $0.4 million in consulting costs primarily related to planning and pre-commercialization activities; and an increase in personnel-related costs of $0.3 million in connection with additional headcount to support our increased level of research and development activities and as a result of operating as a public company.

Interest Income

Interest income for the three months ended June 30, 2014 and 2013 was immaterial.

Interest Expense

Interest expense for the three months ended June 30, 2014 was $0.3 million compared to $0.5 million for the three months ended June 30, 2013, a decrease of $0.2 million or 40%. The decrease in interest expense was primarily attributable to a decrease in indebtedness under our term loan facility with Silicon Valley Bank and Oxford Finance associated with our principal payments made. We expect that our interest expense will decrease in future periods as we continue to pay down principal on our indebtedness to Silicon Valley Bank and Oxford Finance over the term of the loan facility.

Comparison of the Six Months Ended June 30, 2013 and 2012

The following table summarizes the results of our operations for each of the six months ended June 30, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Six Months Ended June 30,		Increase/ (decrease)%
	2014	2013
	(in thousands)
Revenues	$3,732	$6,422	$(2,690)	(42)%
Operating expenses:
Research and development	29,017	11,022	17,995	163%
General and administrative	6,118	2,981	3,137	105%

Total operating expenses	35,135	14,003	21,132	151%

Loss from operations	(31,403)	(7,581)	(23,822)	314%
Interest income	9	2	7	350%
Interest expense	(616)	(901)	285	(32)%
Other income (expense)	24	263	(239)	(91)%

Net loss	$(31,986)	$(8,217)	$(23,769)	289%

The following table sets forth our contract and grant revenue for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,		Increase/ (decrease)%
Revenue	2014	2013
	(in thousands)
BARDA	$2,603	$4,955	$(2,352)	47%
NIAID Contract	1,040	1,236	(196)	(16)%
NIAID Grant	89	231	(142)	61%

	$3,732	$6,422	$(2,690)	(42)%

Contract and grant revenue was $3.7 million for the six months ended June 30, 2014 compared to $6.4 million for the six months ended June 30, 2013, a decrease of $2.7 million, or 42%. This decrease was primarily due to timing of activities under our subcontract with respect to the BARDA Contract related to various clinical studies conducted during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2014 were $29.0 million compared to $11.0 million for the six months ended June 30, 2013, an increase of approximately $18.0 million or 163%. This increase was due to an increase of $14.7 million in clinical costs primarily associated with our two ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI; an increase of $2.5 million in drug manufacturing costs principally associated with supply for our ongoing Phase 3 clinical trial of eravacycline for the treatment of cUTI; an increase in personnel-related costs of $1.1 million in connection with additional headcount to support our eravacycline Phase 3 clinical trials; and an increase in stock-based compensation expense of $0.7 million resulting from additional headcount and our annual stock option awards to employees granted during the quarter ended March 31, 2014. These increases were offset in part by a decrease of $1.5 million in expenses related to activities under our subcontracts with CUBRC with respect to the BARDA Contract, and the NIAID Contract and our subaward with respect to the NIAID Grant.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2014 were $6.1 million compared to $3.0 million for the six months ended June 30, 2013, an increase of $3.1 million or 105%. This increase was primarily due to an increase in stock-based compensation expense of $1.2 million resulting from additional hiring and our annual stock option awards to employees granted during the quarter ended March 31, 2014; an increase of $0.6 million in consulting costs primarily related to planning and pre-commercialization activities; an increase in personnel-related costs of $0.6 million in connection with additional headcount to support our increased level of research and development activities and as a result of operating as a public company; and an increase in legal costs of $0.3 million primarily related to operating as a public company.

Interest Income

Interest income for the six months ended June 30, 2014 and June 30, 2013 was immaterial.

Interest Expense

Interest expense for the six months ended June 30, 2014 was $0.6 million compared to $0.9 million for the six months ended June 30, 2013, an increase of approximately $0.3 million or 32%. The decrease in interest expense was primarily attributable to a decrease in indebtedness under our term loan facility with Silicon Valley Bank and Oxford Finance associated with our principal payments made. We expect that our interest expense will decrease in future periods as we continue to pay down principal on our indebtedness to Silicon Valley Bank and Oxford Finance over the term of the loan facility.

Other Income

Other income for the six months ended June 30, 2014 was de minimis compared to $0.3 million for the six months ended June 30, 2013. The other income during the six months ended June 30, 2013 was primarily due to a decrease in the fair value of the underlying preferred stock, which impacted the fair value of our preferred stock warrants issued in connection with various debt financings. We do not anticipate that we will recognize any further amounts with respect to these fair value adjustments as a result of the conversion of all outstanding warrants to purchase our preferred stock into warrants to purchase our common stock in connection with the completion of our IPO.

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

Since our inception, we have funded our operations principally through the receipt of funds from public offerings and private placements of equity securities, debt financings and contract research funding and research grants from the United States government. As of June 30, 2014, we had cash and cash equivalents of approximately $75.4 million. We invest cash in excess of immediate requirements in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of June 30, 2014, our funds were held in cash and money market funds.

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

The following table summarizes our sources and uses of cash for each of the periods set forth below (in thousands):

	Six months ended June 30,
	2014	2013
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(24,526)	$(7,247)
Net cash used in investing activities	(56)	(22)
Net cash (used in) provided by financing activities	(2,759)	75,406

Net (decrease) increase in cash and cash equivalents	$(27,341)	$68,137

During the six months ended June 30, 2014 and 2013, our operating activities used net cash of $24.5 million and $7.2 million, respectively. The use of net cash in both periods primarily resulted from our net losses and changes in our working capital accounts. The increase in net cash used in operations for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was due primarily to higher operating expenses during the six months ended June 30, 2014 of $35.1 million as compared to $14.0 million for the six months ended June 30, 2013.

During the six months ended June 30, 2014 and 2013, our investing activities used net cash of $56,000 and $22,000, respectively. The use of net cash in both periods resulted from purchases of property and equipment to facilitate our increased research and development activities and increased headcount.

During the six months ended June 30, 2014 and 2013, our net cash (used in) provided by financing activities was $(2.8) million and $75.4 million, respectively. The net cash used in financing activities during the six months ended June 30, 2014 was related to principal payments on our loans payable of $3.1 million, offset by proceeds from the exercise of stock options of $0.4 million. The net cash provided by financing activities during the six months ended June 30, 2013 was primarily related to IPO net proceeds of $73.8 million, and $3.0 million in borrowings that we made under our debt facility with Silicon Valley Bank and Oxford Finance during this period, offset in part by principal payments on our loans payable of $1.4 million.

Operating Capital Requirements

We expect to incur increasing operating losses for at least the next several years as we continue our ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. We may not be able to complete the development and initiate commercialization of eravacycline or our other product candidates if, among other things, our preclinical research and clinical trials are not successful, the FDA or the EMA does not approve eravacycline or our other product candidates when we expect, or at all, or funding under the NIAID Contract, the NIAID Grant or the BARDA Contract is discontinued.

We believe that our existing cash and cash equivalents will be sufficient to fund our current operating plan into the fourth quarter of 2015 and enable us to obtain top-line data from our ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI and for cUTI. We expect that these funds will not, however, be sufficient to enable us to commercially launch eravacycline. As a result, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing and costs of our ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI;

•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our other product candidates and potential product candidates;

•	the amount of funding that we receive under our subcontracts under the BARDA Contract and the NIAID Contract and under our subaward under the NIAID Grant, and the activities funded under the BARDA Contract, the NIAID Contract and the NIAID Grant;

•	the number and characteristics of product candidates that we pursue;

•	the timing and costs of developing eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the costs of commercialization activities for eravacycline and other product candidates if we receive marketing approval, including the timing and costs of establishing product sales, marketing, distribution and manufacturing capabilities;

•	revenue received from commercial sales of eravacycline, subject to receipt of marketing approval;

•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;

•	the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including milestone and royalty payments and patent prosecution fees that we are obligated to pay to Harvard pursuant to our license agreement;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and

•	the extent to which we in-license or acquire other products and technologies.

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

Contractual Obligations

During the six months ended June 30, 2014, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our annual report.

Recent Accounting Pronouncements

During the quarter ended June 30, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for us on January 1, 2017. We are currently evaluating the potential impact that this update may have on our financial position and results of operations.

During the quarter ended June 30, 2014, the FASB issued ASU 2014-10, which simplifies financial reporting for development stage entities by eliminating requirements specific to development stage entities. As a result, entities in a development stage will no longer need to present inception-to-date information about income statement line items, cash flows, and equity transactions. Instead, the new guidance clarifies how these entities should tailor existing disclosures to explain the risks and uncertainties related to their activities. This update is effective for annual periods beginning after December 15, 2014, and early application is permitted for any annual or interim period for which the entity’s financial statements have not yet been issued. We adopted this guidance prior to issuing the financial statements in the Form 10-Q for the three and six months ended June 30, 2014. The adoption of ASU 2014-10 impacted disclosure only and did not have any impact on our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the six months ended June 30, 2014. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of our annual report.

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

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014, the end of the period covered by this quarterly report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We have incurred annual net operating losses in every year since our inception. Our net loss was $32.0 million for the six months ended June 30, 2014, $29.6 million for the year ended December 31, 2013 and $15.1 million for the year ended December 31, 2012. As of June 30, 2014, we had an accumulated deficit of $151.7 million. We have not generated any product revenues and have financed our operations primarily through the public offering and private placements of our equity securities, debt financings and revenue from U.S. government awards. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect that our expenses will increase substantially as we continue our ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. We expect that the total external costs of our ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI will be approximately $65.0-$70.0 million. If we obtain marketing approval for eravacycline or any other product candidate that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing.

We believe that our existing cash and cash equivalents will enable us to fund our current operating plan and capital expenditure requirements into the fourth quarter of 2015. We believe that our available funds will be sufficient to enable us to obtain top-line data from our ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI. We expect that these funds will not, however, be sufficient to enable us to commercially launch eravacycline. As a result, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

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

Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the timing and costs of our ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI;

•	the timing and costs of developing eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections;

•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our other product candidates;

•	the amount of funding that we receive under our subcontracts awarded to us by our collaborator CUBRC, Inc., or CUBRC, under its government contracts with the Biomedical Advanced Research and Development Authority, or BARDA, and with the National Institutes of Health’s, or NIH’s, National Institute of Allergy and Infectious Diseases, or NIAID, and under our subaward from CUBRC under its grant from NIAID, and the activities funded under these contracts;

•	the number and characteristics of product candidates that we pursue;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the costs of commercialization activities for eravacycline and other product candidates if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

•	revenue received from commercial sales of eravacycline, subject to receipt of marketing approval;

•	the terms and timing of any future collaborations, licensing or other arrangements that we may establish;

•	the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including milestone and royalty payments and patent prosecution fees that we are obligated to pay to Harvard pursuant to our license agreement;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims;

•	the costs of operating as a public company; and

•	the extent to which we in-license or acquire other products and technologies.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Currently, our only external source of funds is funding under subcontracts and a subaward awarded to us by CUBRC pursuant to government contracts from BARDA and NIAID and a grant from NIAID. Although the BARDA contract, and our subcontract with CUBRC under the BARDA contract, have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is $22.0 million from the initial contract date through January 31, 2016, of which $14.3 million had been received through June 30, 2014.

Similarly, although the NIAID contract and our subcontract with CUBRC under the NIAID contract have five-year terms, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond September 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID contract is $7.6 million, of which $5.8 million had been received through June 30, 2014. In addition, although the NIAID grant has a term of five years and our subaward from CUBRC has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond May 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subaward with respect to the NIAID grant is $0.8 million from the initial grant date through May 30, 2016, of which $0.6 million had been received through June 30, 2014.

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

We are not permitted to commercialize, market, promote, or sell any product candidate in the United States without obtaining marketing approval from the FDA or in other countries without obtaining approvals from comparable foreign regulatory authorities, such as the EMA, and we may never receive such approvals. We must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We have not previously submitted a New Drug Application, or NDA, to the FDA or similar drug approval filings to comparable foreign regulatory authorities for any of our product candidates.

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

We may not be able to initiate or continue clinical trials for eravacycline or any other product candidate that we develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials for eravacycline or such other product candidate as required by the FDA or comparable foreign regulatory authorities, such as the EMA. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

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

The inclusion and exclusion criteria for our ongoing Phase 3 clinical trial of eravacycline for the treatment of cUTI may adversely affect our enrollment rates for patients in these trials. In addition, many of our competitors also have ongoing clinical trials for product candidates that treat the same indications as eravacycline, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

We have never commercialized a product candidate for any indication. Even if eravacycline or any other product candidates that we develop are approved by the appropriate regulatory authorities for marketing and sale, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If physicians, rightly or wrongly, associate our product candidates with antibiotic resistance issues of other products of the same class, physicians might not prescribe our product candidates for treating a broad range of infections. If eravacycline or any other product candidate that we develop does not achieve an adequate level of market acceptance, we may not generate significant product revenues and, therefore, we may not become profitable. The degree of market acceptance of eravacycline, if approved, or any other product candidate that is approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of the product;

•	the potential advantages of the product compared to alternative treatments;

•	the prevalence and severity of any side effects;

•	the clinical indications for which the product is approved;

•	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling or an approved risk evaluation and mitigation strategy;

•	our ability to offer the product for sale at competitive prices;

•	the product’s convenience and ease of administration compared to alternative treatments, including, in the case of eravacycline, the availability of the oral formulation that we are developing for use in intravenous-to-oral switch therapy;

•	the willingness of the target patient population to try, and of physicians to prescribe, the product;

•	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular infections;

•	the strength of marketing and distribution support;

•	the approval of other new products for the same indications;

•	the timing of market introduction of our approved products as well as competitive products;

•	the cost of treatment in relation to alternative treatments;

•	availability and level of coverage and amount of reimbursement from government payors, managed care plans and other third party payors;

•	the effectiveness of our sales and marketing efforts;

•	adverse publicity about the product or favorable publicity about competitive products; and

•	the development of resistance by bacterial strains to the product.

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

A fast track designation by the FDA does not guarantee approval and may not actually lead to a faster development, regulatory review or approval process.

If a product is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for that condition, the treatment sponsor may apply for FDA fast track designation. In April 2014, the FDA notified us that we received fast track designation for both the cIAI and cUTI indications and the intravenous and oral formulations of eravacycline. Fast track designation does not ensure approval or a faster development, regulatory review or approval process compared to conventional FDA procedures. Additionally, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 which reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Our stock price may be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, our stock traded within a range of a high price of $17.74 and a low price of $6.62 per share for the period March 20, 2013, our first day of trading on the NASDAQ Global Market, through July 31, 2014. As a result of this volatility, investors may not be able to sell their common stock at or above the prices they paid for it. The market price for our common stock may be influenced by many factors, including:

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

(a) Unregistered Sales of Equity Securities

On June 23, 2014, we issued to SVB Financial Group (“SVB”) 12,354 shares of our common stock pursuant to the cashless exercise feature of a warrant we had granted to SVB on May 16, 2011. Warrants to purchase 14,470 shares of common stock were cancelled as payment for the aggregate exercise price of the warrants. We received no cash proceeds from the issuance of these shares upon exercise of the warrants.

On June 23, 2014, we issued to SVB 11,366 shares of our common stock pursuant to the cashless exercise feature of a warrant we had granted to SVB on December 20, 2012. Warrants to purchase 13,312 shares of common stock were cancelled as payment for the aggregate exercise price of the warrants. We received no cash proceeds from the issuance of these shares upon exercise of the warrants.

These warrants were granted, and the shares of common stock were issued upon exercise of these warrants, in reliance upon the exemption from the registration requirements of the Securities Act provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act. No underwriters were involved in such issuances, and no commissions were paid in connection with such issuances.

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

As of June 30, 2014, we estimate that we have used approximately $46.2 million of the net proceeds from the initial public offering to fund the clinical development of eravacycline and for working capital and other general corporate purposes. We hold the unused proceeds from the offering in cash and money market funds. There has been no material change in our planned use of proceeds from the initial public offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on March 20, 2013.

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

Date: August 12, 2014	TETRAPHASE PHARMACEUTICALS, INC.

	By:	/s/ David C. Lubner
David C. Lubner
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

10.1	2014 Employee Stock Purchase Plan				X

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS†	XBRL Instance Document				X

101.SCH†	XBRL Taxonomy Extension Schema Document				X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document				X

†	In accordance with Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these sections.