Form 10-Q
period 2014-09-30
TETRAPHASE PHARMACEUTICALS INC
filed 2014-11-10
CIK 1373707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 4, 2014 there were 30,657,532 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

TETRAPHASE PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2014

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$55,997	$102,712
Accounts receivable	1,953	1,706
Prepaid expenses and other current assets	2,515	1,002

Total current assets	60,465	105,420
Property and equipment, net	314	235
Restricted cash	199	199
Other assets	109	32

Total assets	$61,087	$105,886

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,737	$1,881
Accrued expenses	5,524	5,290
Deferred revenue	24	92
Current portion of term loan payable	3,885	5,928

Total current liabilities	13,170	13,191
Accrued final interest payment on term loan	423	327
Term loan	2,020	4,560
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 125,000 shares authorized; 26,017 and 25,629 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	26	26
Additional paid-in capital	211,360	207,503
Accumulated deficit	(165,912)	(119,721)

Total stockholders’ equity	45,474	87,808

Total liabilities, convertible preferred stock and stockholders’ equity	$61,087	$105,886

See accompanying notes to condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$2,294	$2,166	$6,026	$8,588

Operating expenses
Research and development	13,188	9,992	42,205	21,014
General and administrative	3,086	1,860	9,204	4,841

Total operating expenses	16,274	11,852	51,409	25,855

Loss from operations	(13,980)	(9,686)	(45,383)	(17,267)

Other income (expense)
Interest income	3	3	13	5
Interest expense	(229)	(433)	(845)	(1,334)
Other income	—	—	24	263

Other expense, net	(226)	(430)	(808)	(1,066)

Net loss	$(14,206)	$(10,116)	$(46,191)	$(18,333)

Net loss per share-basic and diluted	$(0.55)	$(0.49)	$(1.79)	$(1.27)

Weighted-average number of common shares used in net loss per share-basic and diluted	25,967	20,674	25,850	14,435

Comprehensive loss	$(14,206)	$(10,116)	$(46,191)	$(18,333)

See accompanying notes to condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months Ended September 30,
	2014	2013
Operating activities
Net loss	$(46,191)	$(18,333)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	92	104
Amortization of deferred financing costs and debt discount	185	264
Accretion of final interest payment on term loans	96	155
Fair value adjustment of warrants	—	(263)
Stock-based compensation expense	3,385	838
Loss from disposal of property and equipment	1	—
Changes in operating assets and liabilities:
Restricted cash	—	(38)
Accounts receivable	(247)	318
Prepaid expenses and other current assets	(1,613)	(1,611)
Accounts payable	1,856	1,344
Accrued expenses	234	2,376
Deferred revenue	(68)	(457)

Net cash used in operating activities	(42,270)	(15,303)
Investing activities
Purchases of property and equipment	(172)	(43)

Net cash used in investing activities	(172)	(43)
Financing activities
Proceeds from sale of common stock, net of issuance costs	—	73,805
Proceeds from issuance of term loan payable	—	3,000
Repayment of term loan payable	(4,746)	(2,723)
Proceeds from exercise of stock options	473	17

Net cash (used in) provided by financing activities	(4,273)	74,099

Net (decrease) increase in cash and cash equivalents	$(46,715)	$58,753
Cash and cash equivalents at beginning of period	102,712	9,079

Cash and cash equivalents at end of period	$55,997	$67,832

Supplemental cash flow and noncash financing activities
Cash paid for interest	$601	$869

Fair value of warrants issued in connection with issuance of term loan	$—	$115

Conversion of convertible preferred stock into common stock	$—	$79,832

Reclassification of warrant liability to additional paid-in-capital	$—	$462

Reclassification of deferred financing costs to additional paid-in-capital	$—	$1,261

See accompanying notes to condensed consolidated financial statements

Tetraphase Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Organization and Operations

Tetraphase Pharmaceuticals, Inc. (the “Company”), is a clinical-stage biopharmaceutical company that was incorporated in Delaware on July 7, 2006 and has a principal place of business in Watertown, Massachusetts. The Company is using its proprietary chemistry technology to create novel antibiotics for serious and life-threatening multidrug-resistant infections. The Company’s lead product candidate, eravacycline, is being developed as a broad-spectrum intravenous (“IV”) and oral antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including multidrug-resistant Gram-negative infections. The Company is developing eravacycline in a Phase 3 global clinical program called IGNITE (Investigating Gram-Negative Infections Treated with Eravacycline) and is conducting two Phase 3 clinical trials—IGNITE 1, a Phase 3 clinical trial evaluating the safety and efficacy of eravacycline with IV administration for the treatment of complicated intra-abdominal infections “(cIAI”), and IGNITE 2, a second Phase 3 clinical trial of eravacycline for the treatment of complicated urinary tract infections (“cUTI”), with IV-to-oral transition therapy. IGNITE 2 is a two-part Phase 3 clinical trial that included a lead-in portion which was designed to inform the selection of an oral dose to be evaluated in the pivotal portion of the trial.

In September 2014, the Company announced data from the lead-in portion of IGNITE 2 and, in October 2014, announced the selection of the IV-to-oral transition therapy (1.5 mg/kg IV followed by 200 mg oral dose) for evaluation in the pivotal portion of the trial and the initiation of patient enrollment. The Company expects to announce top-line data from IGNITE 1 early in the first quarter of 2015 and top-line data from the pivotal portion of IGNITE 2 in mid-2015. Consistent with draft guidance issued by the United States Food and Drug Administration (“FDA”) with respect to the development of antibiotics for cIAI and our discussions with the FDA, the Company expects that positive results from these two Phase 3 clinical trials would be sufficient to support submission of a new drug application (“NDA”) for eravacycline for the treatment of cIAI and cUTI. If the Company completes the Phase 3 clinical trials of eravacycline when anticipated and the trials are successful, the Company expects to submit an NDA to the FDA by the end of 2015. The Company is also pursuing the discovery and development of additional antibiotics that target unmet medical needs, including multidrug-resistant Gram-negative bacteria.

The Company is devoting substantially all of its efforts to product research and development, market development, and raising capital. The Company is subject to a number of risks similar to those of other life science companies in a similar stage of development, including dependence on key individuals, competition from other companies, the need for development of commercially viable products, and the need to obtain additional financing to fund the development of its product candidates.

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

The Company has incurred annual net operating losses in every year since its inception. As of September 30, 2014, the Company had incurred losses since inception of $165.9 million. The Company has not generated any product revenues related to its primary business purpose and has financed its operations primarily through public offerings and private placements of its equity securities, debt financings and funding from the United States government. In March 2013, the Company completed the sale of 10,714,286 shares of common stock in the Company’s initial public offering (“IPO”) at a price to the public of $7.00 per share. In April 2013, the Company completed the sale of an additional 797,792 shares of common stock to the underwriters upon the exercise of the underwriters’ option in the IPO to purchase additional shares of common stock at a price to the public of $7.00. In November 2013, the Company completed the sale of 4,907,403 shares of common stock in a follow-on public offering at a price to the public of $10.00 per share. In October 2014, the Company completed the sale of 4,542,500 shares of common stock in a follow-on public offering at a price to the public of $19.00 per share.

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2013 contained in the Company’s annual report on Form 10-K filed with the SEC on March 6, 2014 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2014, and the results of operations and comprehensive loss for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013. Interim operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for future interim periods or for the fiscal year ending December 31, 2014.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents at September 30, 2014 and December 31, 2013 consisted of cash and money market funds.

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

Financial instruments measured at fair value as of September 30, 2014 and December 31, 2013 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance	Level 1	Level 2	Level 3
September 30, 2014
Cash	$1,878	$1,878	$—	$—
Money market funds, included in cash equivalents	$54,119	$54,119	$—	$—

December 31, 2013
Cash	$2,704	$2,704	$—	$—
Money market funds, included in cash equivalents	$100,008	$100,008	$—	$—

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

The fair value of the Company’s term loan payable is determined using current applicable rates for similar instruments as of the balance sheet date. The Company’s term loan payable is a Level 3 liability within the fair value hierarchy. The fair value of the Company’s term loan payable at September 30, 2014, computed pursuant to a discounted cash flow technique using the effective interest rate using the Company’s latest estimated borrowing rate, was $6.5 million.

The fair value of the preferred stock warrant liability as of March 25, 2013 was determined based on “Level 3” inputs utilizing the Black-Scholes option pricing model (Note 6). On March 25, 2013, upon completion of the Company’s IPO, the warrants to purchase preferred stock converted into warrants to purchase common stock and the Company reclassified the fair value of the warrants as of March 25, 2013 to additional paid-in capital. The following table presents activity in the preferred stock warrant liability during the nine months ended September 30, 2013 (in thousands):

Balance
Fair value at December 31, 2012	$610
Value of warrants issued in 2013	115
Decrease in fair value recognized in net loss	(263)
Reclassification of fair value to additional paid-in capital	(462)

Fair value at September 30, 2013	$—

Accounts Receivable

In September 2011, the National Institutes of Health’s (“NIH”) National Institute of Allergy and Infectious Diseases (“NIAID”) division awarded a contract of up to $35.8 million over a five-year term for the development of TP-271, a preclinical compound, for respiratory disease caused by bacterial biothreat pathogens (“NIAID Contract”) (Note 3). The Company is collaborating with CUBRC Inc. (“CUBRC”), an independent, not for profit, research corporation that specializes in U.S. government-based contracts, on this NIAID Contract and has entered into a subcontract with CUBRC that could potentially provide funding to the Company of up to approximately $13.3 million over the five-year term, including committed funding of $8.3 million from the initial contract date through September 30, 2016, of which $6.5 million had been received by the Company through September 30, 2014. In addition during 2011, the Company was a subawardee under a separate grant from the NIAID (“NIAID Grant”) (Note 3).

In January 2012 the Biomedical Advanced Research and Development Authority (“BARDA”), an agency of the U.S. Department of Health and Human Services, awarded a contract of up to $67.0 million for the development of eravacycline as a potential countermeasure for the treatment of disease caused by bacterial biothreat pathogens (“BARDA Contract”). The funding under the BARDA Contract is also being used for the development of eravacycline to treat certain infections caused by life-threatening multidrug-resistant bacteria. The Company is also collaborating with CUBRC on the BARDA Contract and has entered into a subcontract with CUBRC that could potentially provide funding to the Company of up to approximately $39.8 million, including committed funding of $31.2 million from the initial contract date through September 9, 2016, of which $15.3 million had been received by the Company through September 30, 2014 (Note 3).

Accounts receivable at September 30, 2014 and December 31, 2013 represent amounts due from CUBRC under the Company’s subcontracts under the NIAID Contract and the BARDA Contract and under the Company’s subaward under the NIAID Grant. The Company’s practice is to bill the prime contractor, CUBRC, amounts for which the Company has been invoiced by third parties in the case of contract research or subcontractor costs or for internal costs incurred. Expenses directly associated with the Company’s NIAID and BARDA Contracts and NIAID Grant that have been accrued at the end of the reporting period are not billed to the prime contractor until third party invoices have been received or until internal costs have been paid. There was no unbilled accounts receivable balance at September 30, 2014. Unbilled accounts receivable was $0.8 million at December 31, 2013.

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

Restricted Cash

At each of September 30, 2014 and December 31, 2013 the Company had $199,000 in restricted cash deposits with a bank, of which $159,000 is collateral for a letter of credit issued to the landlord of the Company’s leased facility. If the Company defaults on its rental obligations, $159,000 will be payable to the lessor of the leased facility. In addition, the Company has $40,000 in restricted cash to secure the Company’s corporate credit card issued through the same bank.

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

Revenue under the Company’s subcontract with respect to the BARDA Contract is earned under a cost-plus-fixed-fee contract through which the Company is reimbursed for direct costs incurred plus allowable indirect costs and a fixed fee earned. Billings under the Company’s subcontract under the BARDA Contract are based on approved provisional indirect billing rates that permit recovery of allowable fringe benefits, overhead and general and administrative expenses and a fixed fee. During the three months ended September 30, 2014 and 2013, the Company recognized revenue of $1.5 million and $1.2 million, respectively, from the Company’s subcontract under the BARDA Contract. During the nine months ended September 30, 2014 and 2013, the Company recognized revenue of $4.1 million and $6.2 million, respectively, from the Company’s subcontract under the BARDA Contract.

Revenue under the Company’s subcontract with respect to the NIAID Contract is earned under a cost-plus-fixed-fee contract through which the Company is reimbursed for direct costs incurred plus allowable indirect costs and a fixed-fee earned. Billings under the Company’s subcontract under the NIAID Contract are based on approved provisional indirect billing rates that permit recovery of allowable fringe benefits, overhead and general and administrative expenses and a fixed fee. During the three months ended

September 30, 2014 and 2013, the Company recognized revenue of $0.7 million and $0.9 million, respectively, from the Company’s subcontract under the NIAID Contract. During the nine months ended September 30, 2014 and 2013, the Company recognized revenue of $1.8 million and $2.2 million, respectively, from the Company’s subcontract under the NIAID Contract.

Revenue under the Company’s subaward with respect to the NIAID Grant is earned under a cost-reimbursable contract through which the Company is reimbursed for direct costs incurred plus allowable indirect costs. Billings under the Company’s subaward under the NIAID Grant are based on approved provisional indirect billing rates that permit recovery of allowable fringe benefits and general and administrative expenses. During the three months ended September 30, 2014 and 2013, the Company recognized revenue of $30,000, and $10,000, respectively, from the Company’s subaward under the NIAID Grant. During the nine months ended September 30, 2014 and 2013, the Company recognized revenue of $119,000, and $241,000, respectively, from the Company’s subaward under the NIAID Grant.

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

Stock-Based Compensation

The Company applies the provisions of Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation to stock-based awards. Under ASC 718, the Company determines equity-based compensation at the grant date using the Black-Scholes option pricing model to estimate fair value for employee equity awards. The Company recognizes the value of the award that is ultimately expected to vest as an expense on a straight-line basis over the requisite service period using the estimated fair market value of the stock. Any changes to the estimated forfeiture rates are accounted for prospectively. The Company records stock-based compensation expense for share-based payments issued to nonemployees based on the fair value of the awards using the Black-Scholes option pricing model. Share-based payments issued to nonemployees are revalued at each reporting period and as the equity instruments vest and are recognized as expense using the accelerated attribution method over the related service period.

Recent Accounting Pronouncements Issued and Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for the Company on January 1, 2017. The Company is currently evaluating the potential impact that this update may have on the Company’s financial position and results of operations.

In June 2014, the FASB issued ASU 2014-10, which simplifies financial reporting for development stage entities by eliminating requirements specific to development stage entities. As a result, entities in a development stage will no longer need to present inception-to-date information about income statement line items, cash flows, and equity transactions. Instead, the new guidance clarifies how these entities should tailor existing disclosures to explain the risks and uncertainties related to their activities. This update is effective for annual periods beginning after December 15, 2014, and early application is permitted for any annual or interim period for which the entity’s financial statements have not yet been issued. The Company adopted this guidance prior to issuing the financial statements in the Company’s quarterly report on Form 10-Q for the period ended June 30, 2014. The adoption of ASU 2014-10 impacted disclosure only and did not have any impact on the Company’s financial position or results of operations.

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

On February 28, 2013, the Company’s board of directors approved an amendment to the Company’s certificate of incorporation to effect a 1-for-29 reverse split of its common stock. The Company effected this amendment to its certificate of incorporation on March 5, 2013. Following the Company’s reverse split, and effective as of the completion of the Company’s IPO on March 25, 2013, all of the Company’s preferred stock was converted to common stock at a 1-for-29 ratio. For purposes of calculating net loss per common share for the nine months ended September 30, 2013, the preferred stock that converted to common stock was included in the net loss per common share calculation on a post-conversion basis as of March 25, 2013, the effective date of conversion, and the corresponding converted shares were included on a pro-rata basis for each applicable reporting period. As a result, the weighted-average common shares outstanding during the nine months ended September 30, 2013 was 14.4 million, as compared to 20.7 million shares outstanding as of September 30, 2013.

The amounts in the table below were excluded from the calculation of diluted weighted-average shares outstanding, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	September 30,
	2014	2013
Warrants	52,605	104,107
Outstanding stock options	3,597,914	2,866,985

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

Government Grant and Contracts

BARDA Contract for Eravacycline

The Company has received funding for its lead product candidate, eravacycline, under an award from BARDA. In January 2012, BARDA awarded a five-year contract that provides for up to a total of $67.0 million in funding for the development, manufacturing and clinical evaluation of eravacycline for the treatment of disease caused by bacterial biothreat pathogens. The funding under the BARDA Contract is also being used for the development, manufacturing and clinical evaluation of eravacycline to treat certain infections caused by life-threatening multidrug-resistant bacteria.

In connection with the BARDA Contract, in February 2012, the Company entered into a five-year cost-plus-fixed-fee subcontract with CUBRC under which it may receive funding of up to approximately $39.8 million, reflecting the portion of the BARDA funding that may be paid to the Company for its activities.

Although the BARDA Contract and the Company’s subcontract with CUBRC under the BARDA Contract, have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to the Company. Committed funding from CUBRC under the Company’s BARDA subcontract is $31.2 million through September 9, 2016, the current contract end date, as a result of the exercise of several options by BARDA under the BARDA Contract. Total funds of $15.3 million had been received by the Company through September 30, 2014 under this contract.

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

Although the NIAID Contract, the NIAID Grant and the Company’s subcontract with CUBRC under the NIAID Contract have terms of five years, and the Company’s subaward under the NIAID Grant has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond September 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to the Company. As of September 30, 2014, committed funding from CUBRC under the Company’s subcontract with respect to the NIAID Contract is $8.3 million through the current contract end date which has been extended to September 30, 2016, of which $6.5 million had been received through September 30, 2014. Committed funding from CUBRC under the Company’s subaward with respect to the NIAID Grant is $0.8 million through the current contract end date which has been extended to May 30, 2016, of which $0.6 million had been received through September 30, 2014.

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Prepaid clinical costs	$1,542	$462
Prepaid insurance	414	269
Prepaid preclinical costs	248	—
Prepaid rent	119	89
Other	192	182

Total	$2,515	$1,002

(5) Accrued Expenses

Accrued expenses at September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Drug supply and manufacturing	$2,105	$970
Salaries and benefits	1,858	1,554
Clinical trial related	717	1,849
Professional fees	325	246
Other	519	671

Total	$5,524	$5,290

(6) Long-Term Debt

In May 2011, the Company executed a Loan and Security Agreement with Silicon Valley Bank and Oxford Finance (the “Term Loan”), which provided for up to $8.0 million of funding, to be made available in two tranches. The Company borrowed the $8.0 million in two tranches during the year ended December 31, 2011. The Term Loan bears interest at 10% per annum and provides for a final payment of 2.75% of the original principal due at the maturity date of November 1, 2014. Under the terms of the Term Loan, the Company was only required to pay interest (and not principal) through February 28, 2012. Each tranche was being repaid in 33 monthly payments of equal principal, plus accrued interest, after the interest only period that ended on February 28, 2012. The final payment of 2.75% was due at the same time as the last loan payment. The Term Loan matured on November 1, 2014, and has been paid in full. In connection with the entry into the Loan and Security Agreement, the Company issued to the lenders 10-year warrants to purchase an aggregate of 1,555,815 shares of Series C Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) at a price of $0.2571 per share.

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

Upon completion of the Company’s IPO, the warrants to purchase Series C Preferred Stock issued in connection with the Term Loan, the 2012 Term A Loan and the 2012 Term B Loan were converted into warrants to purchase common stock of the Company.

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

Future principal payments on the Term Loan and the 2012 Term Loan are as follows (in thousands):

September 30, 2014
2014 (3 months remaining)	$1,380
2015	3,513
2016	1,132

Total term loan payments	6,025
Current term loan payable	3,985
Less debt discount and issuance costs	(100)

Current term loan payable, net	$3,885

Term loan payable, less current portion	2,040
Less debt discount and issuance costs	(20)

Term loan payable, net	$2,020

(7) Stock-based Compensation

In August 2006, the Company adopted the Tetraphase Pharmaceuticals, Inc. Stock Incentive Plan (the “2006 Plan”) under which it was able to grant incentive stock options, nonqualified stock options, restricted stock, and stock grants to purchase up to 1,128,183 shares of Common Stock. In May 2010, the Company amended the plan to increase the number of shares of Common Stock issuable under the 2006 Plan to 1,853,288. The options expire ten years after the grant date. As of September 30, 2014, no shares were available for future issuance under the 2006 Plan.

In February 2013, the Company’s board of directors and stockholders approved, effective upon the closing of the IPO, the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards for the purchase of that number of shares of Common Stock equal to the sum of (i) 1,688,777 shares of Common Stock, (ii) 258,265 shares of Common Stock that were reserved for issuance under the 2006 Plan that remained available for issuance under the 2006 Plan upon the closing of the IPO, (iii) any shares of Common Stock subject to awards under the 2006 Plan which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company without having been fully exercised or resulting in any Common Stock being issued. In addition, the number of shares of Common Stock that may be issued under the 2013 Plan is subject to automatic annual increases, to be added on January 1 of each year from January 1, 2014 through and including January 1, 2023, equal to the number of shares that is the lesser of (a) 3,000,000, (b) 4% of the then outstanding shares of Common Stock or (c) an amount determined by the Company’s board of directors. In January 2014, the number of shares authorized for issuance under the 2013 Plan increased by 1,025,171 shares. As of September 30, 2014, 396,147 shares were available for future issuance under the 2013 Plan.

Terms of stock award agreements, including vesting requirements, are determined by the board of directors, subject to the provisions of the 2013 Plan. Options granted by the Company typically vest over a four year period. Certain of the options are subject to acceleration of vesting in the event of certain change of control transactions. The options are exercisable from the date of grant for a period of ten years. For options granted prior to the Company’s IPO, the exercise price equaled the estimated fair value of the Common Stock as determined by the board of directors on the date of grant. For options granted subsequent to the Company’s IPO, the exercise price equaled the closing price of the Company’s stock on the NASDAQ Global Select Market on the date of grant.

Stock option activity at September 30, 2014 and changes during the nine months then ended is presented in the table and narrative below (in thousands except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	2,844,343	$5.10	7.97	$23,960
Granted	1,282,650	14.24
Exercised	(364,152)	1.30
Forfeited	(164,927)	10.63

Options outstanding at September 30, 2014	3,597,914	$8.49	8.10	$41,242

Options vested or expected to vest at September 30, 2014 (1)	3,416,853	$8.33	8.05	$39,720

Options exercisable at September 30, 2014	1,442,778	$4.74	6.81	$21,948

(1)	This represents the number of vested options as of September 30, 2014, plus the number of unvested options that the Company estimated as of September 30, 2014 that would vest, based on the unvested options at September 30, 2014, as adjusted for the estimated forfeiture rate of 5.9%.

The aggregate intrinsic value in the table above represents the value (the difference between the Company’s closing common stock price on the last trading day during the nine months ended September 30, 2014 and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2014. As of September 30, 2014, approximately $11.2 million of total unrecognized stock-based compensation expense related to unvested stock options is expected to be recognized over a weighted-average period of 2.8 years.

Since the Company completed its IPO on March 25, 2013, it has not had sufficient historical data to support a calculation of volatility and expected life. As such, the Company has used a weighted-average volatility considering the Company’s own volatility and the volatilities of a representative group of publicly traded companies. For purposes of identifying similar entities, the Company selected a group of publicly traded companies based on their disease focus, stage of development, number of compounds in clinical trials and number of years as a publicly-traded company. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, commensurate with the expected life assumption. The expected life of stock options granted represents the weighted-average period of time that stock options granted are expected to be outstanding determined using the simplified method for employee grants. For nonemployee grants, the expected life is equal to the remaining contractual term. The expected life is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population.

During the three and nine months ended September 30, 2014 and 2013, respectively, the assumptions used in the Black-Scholes pricing model for new employee grants were as follows:

	Three Months Ended September 30,
	2014	2013
Volatility factor	57.89-58.13%	54.52-57.82%
Expected term (in years)	6.11	6.05-7.10
Risk-free interest rates	1.97-2.04%	1.71-2.01%
Dividend yield	—	—

Nine months Ended September 30,
	2014	2013
Volatility factor	53.41-58.13%	54.50-58.73%
Expected term (in years)	5.31-6.11	5.82-7.10
Risk-free interest rates	1.71-2.13%	0.91-2.01%
Dividend yield	—	—

Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for stock options granted during the periods presented was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development	$480	$289	$1,330	$441
General and administrative	700	214	2,055	397

Total	$1,180	$503	$3,385	$838

(8) Commitments and Contingencies

Lease Commitments

On September 4, 2014 the Company amended its operating lease to extend the lease term from July 31, 2015 through November 30, 2016. The Company also entered into a new sublease covering an additional 15,174 square feet of office and laboratory space on September 10, 2014. This new sublease is in a facility located next to the Company’s current headquarters and the lease term is from February 1, 2015 through November 30, 2016. The Company recognizes rent expense on a straight-line basis over the non-cancelable lease term.

As of September 30, 2014, the aggregate minimum future rent payments under the lease and sublease agreements are as follows:

September 30, 2014
2014	$239
2015	1,431
2016	1,238

Total minimum lease payments	$2,908

(9) Subsequent Events

In October 2014, the Company sold 4,542,500 shares of common stock in a follow-on public offering at a price to the public of $19.00 per share, resulting in net proceeds to the Company of approximately $80.9 million after deducting underwriting discounts and commissions of $5.2 million and estimated offering costs of $0.3 million.

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

Overview

We are a clinical-stage biopharmaceutical company using our proprietary chemistry technology to create novel antibiotics for serious and life-threatening multidrug-resistant infections. Our lead product candidate, eravacycline, is being developed as a broad-spectrum intravenous, or IV, and oral antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including multidrug-resistant Gram-negative infections. We are developing eravacycline in a Phase 3 global clinical program called IGNITE (Investigating Gram-Negative Infections Treated with Eravacycline) and are conducting two Phase 3 clinical trials – IGNITE 1, a Phase 3 clinical trial evaluating the safety and efficacy of eravacycline with IV administration for the treatment of complicated intra-abdominal infections, or cIAI, and IGNITE 2, a second Phase 3 clinical trial of eravacycline for the treatment of complicated urinary tract infections, or cUTI, with IV-to-oral transition therapy. IGNITE 2 is a two-part Phase 3 clinical trial that included a lead-in portion which was designed to inform the selection of an oral dose to be evaluated in the pivotal portion of the trial.

In September 2014, we announced data from the lead-in portion of IGNITE 2 and in October 2014, announced the selection of the IV-to-oral transition therapy (1.5 mg/kg IV followed by 200 mg oral dose) to be evaluated in the pivotal portion of the trial and the initiation of patient enrollment. We expect to announce top-line data from IGNITE 1 early in the first quarter of 2015 and top-line data from the pivotal portion of IGNITE 2 in mid-2015.

Consistent with draft guidance issued by the United States Food and Drug Administration, or FDA, with respect to the development of antibiotics for cIAI and our discussions with the FDA, we expect that positive results from our two Phase 3 clinical trials would be sufficient to support submission of a new drug application, or NDA, for eravacycline for the treatment of cIAI and cUTI. If we complete the Phase 3 clinical trials of eravacycline when we anticipate and the trials are successful, we expect to submit an NDA to the FDA by the end of 2015 and a marketing authorization application to the European Medicines Agency, or EMA, in the first half of 2016. Eravacycline has been designated by the FDA as a Qualified Infectious Disease Product, or QIDP, for both the cIAI and cUTI indications. The QIDP designation makes eravacycline eligible for priority review and an additional five years of U.S. market exclusivity, if approved. In April 2014, the FDA granted Fast Track designations for both the cIAI and cUTI indications and the IV and oral formulations of eravacycline. Fast Track designation is awarded to expedite the study and regulatory review of drugs intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs.

Subject to obtaining additional financing, we intend to pursue development of eravacycline for the treatment of additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections following our development of eravacycline for the treatment of cIAI and cUTI. We are also pursuing the discovery and development of TP-271, a broad-spectrum preclinical compound that we are developing for respiratory diseases caused by bacterial biothreat pathogens, and additional antibiotics that target unmet medical needs, including multidrug-resistant Gram-negative bacteria.

We commenced business operations in July 2006. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary chemistry technology, identifying potential product candidates and undertaking preclinical studies and clinical trials of our product candidates. To date, we have not generated any product revenue and have primarily financed our operations through public offerings and private placements of our equity securities, debt financings and funding from the United States government. As of September 30, 2014, we had received an aggregate of $217.4 million in net proceeds from the issuance of equity securities and borrowings under debt facilities and an aggregate of $22.4 million from government grants and contracts. As of September 30, 2014, our principal source of liquidity was cash and cash equivalents, which totaled $56.0 million.

As of September 30, 2014, we had an accumulated deficit of $165.9 million. Our net losses were $14.2 and $46.2 million for the three and nine months ended September 30, 2014, respectively. Our net losses were $10.1 million and $18.3 million for the three and nine months ended September 30, 2013, respectively. We expect that our expenses will increase substantially as we continue our ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI, seek marketing approval for eravacycline, perform pre-commercialization activities for eravacycline, pursue development of eravacycline for additional indications, including hospital-

acquired bacterial pneumonias and other serious and life-threatening infections, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. If we obtain marketing approval of eravacycline, we also expect to incur significant sales, marketing, distribution and manufacturing expenses. Furthermore, we expect to incur ongoing research and development expenses relating to our product candidates other than eravacycline and that our general and administrative costs will increase as we grow and continue to operate as a public company. We will need to generate significant revenue to achieve profitability, and we may never do so.

We believe that our available funds, including the net proceeds from our public offering of $80.9 million that we completed in October 2014, will be sufficient to enable us to obtain top-line data from our ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI, to submit an NDA to the FDA for eravacycline and to perform pre-commercialization activities for eravacycline. We expect that these funds will not, however, be sufficient to enable us to commercially launch eravacycline. It is also possible that we will not achieve the progress that we expect with respect to eravacycline because the actual costs and timing of clinical development activities are difficult to predict and are subject to substantial risks and delays. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Financial overview

Contract and Grant Revenue

We have derived all of our revenue to date from funding provided under three U.S. government awards for the development of our compounds as potential counter measures for the treatment of disease caused by bacterial biothreat pathogens through our collaborator CUBRC Inc., or CUBRC, an independent, not-for-profit, research corporation that specializes in U.S. government-based contracts:

•	We have received funding for our lead product candidate, eravacycline, under an award from the Biomedical Advanced Research and Development Authority, or BARDA, an agency of the U.S. Department of Health and Human Services. In January 2012, BARDA awarded CUBRC a five-year contract that provides for up to a total of $67.0 million in funding for the development, manufacturing and clinical evaluation of eravacycline for the treatment of disease caused by bacterial biothreat pathogens. The funding under the BARDA Contract is also being used for the development, manufacturing and clinical evaluation of eravacycline to treat certain infections caused by life-threatening multidrug-resistant bacteria. We refer to this contract as the BARDA Contract.

•	We have received funding for our preclinical compound TP-271 under two awards from the National Institute of Allergy and Infectious Diseases, or NIAID, a division of National Institutes of Health, for the development, manufacturing and clinical evaluation of TP-271 for respiratory diseases caused by biothreat and antibiotic-resistant public health pathogens, as well as bacterial pathogens associated with community-acquired bacterial pneumonia:

•	a grant awarded to CUBRC in July 2011 that provides up to a total of approximately $2.8 million over five years, which we refer to as the NIAID Grant; and

•	a contract awarded to CUBRC in September 2011 that provides up to a total of approximately $35.8 million in funding over five years, which we refer to as the NIAID Contract.

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

Although the BARDA Contract, and our subcontract with CUBRC under the BARDA Contract, have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is $31.2 million from the initial contract date through September 9, 2016, of which $15.3 million had been received through September 30, 2014.

Similarly, although the NIAID Contract and our subcontract with CUBRC under the NIAID Contract have five-year terms, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond September 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID Contract is $8.3 million, from the initial contract date through September 30, 2016, of which $6.5 million had been received through September 30, 2014. In addition, although the NIAID Grant has a term of five years and our subaward from CUBRC has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond May 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subaward with respect to the NIAID Grant is $0.8 million from the initial grant date through May 30, 2016, of which $0.6 million had been received through September 30, 2014.

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

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and laboratory supplies, to each program based on the personnel resources allocated to such program. Expenses related to facilities, stock-based compensation, depreciation, conferences, research and development management and research and development support services are not allocated to a program and are separately classified as other research and development expenses. The following table is a summary of our research and development expenses for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Eravacycline	$9,257	$6,835	$31,716	$10,616
BARDA Contract	1,518	1,167	4,121	5,888
NIAID Contract and NIAID Grant	739	868	1,828	2,259
Other development programs	243	308	730	702
Other research and development	1,431	814	3,810	1,549

Total research and development expenses	$13,188	$9,992	$42,205	$21,014

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

As of September 30, 2014, we had incurred an aggregate of $80.1 million in research and development expenses related to the development of eravacycline, which excludes the $15.7 million of expenses that were funded under the BARDA Contract. We expect that our research and development expenses will increase substantially as we continue our ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. We expect that the total external costs of the Phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI will be approximately $65.0—$70.0 million, of which $35.3 million had been incurred through September 30, 2014.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

The following table summarizes the results of our operations for each of the three months ended September 30, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Three Months Ended September 30,		Increase/ (decrease)%
	2014	2013
	(in thousands)
Revenues	$2,294	$2,166	$128	6%
Operating expenses:
Research and development	13,188	9,992	3,196	32%
General and administrative	3,086	1,860	1,226	66%

Total operating expenses	16,274	11,852	4,422	37%

Loss from operations	(13,980)	(9,686)	(4,294)	44%
Interest income	3	3	—	—
Interest expense	(229)	(433)	204	(47)%

Net loss	$(14,206)	$(10,116)	$(4,090)	40%

Revenue from U.S. Government Contracts and Grants

Contract and grant revenue was $2.3 million for the three months ended September 30, 2014 compared to $2.2 million for the three months ended September 30, 2013, an increase of $0.1 million, or 6%. This increase was primarily due to timing of various clinical studies and manufacturing campaigns under our subcontract with respect to the BARDA Contract conducted during the quarter ended September 30, 2014 as compared to the quarter ended September 30, 2013, offset in part by a decrease in preclinical activities under our subcontract with respect to the NIAID Contract.

The following table sets forth our contract and grant revenue for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Increase/ (decrease)%
Revenue	2014	2013
	(in thousands)
BARDA	$1,540	$1,242	$298	24%
NIAID Contract	724	914	(190)	(21)%
NIAID Grant	30	10	20	200%

	$2,294	$2,166	$128	6%

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2014 were $13.2 million compared to $10.0 million for the three months ended September 30, 2013, an increase of $3.2 million, or 32%. This increase was primarily due to an increase of $2.0 million in clinical costs primarily associated with our two ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI; an increase of $1.6 million in drug manufacturing costs associated with supply for our ongoing Phase 3 clinical trial of eravacycline for the treatment of cUTI; an increase of $0.6 million in outsourced third-party costs related to activities under our subcontract with CUBRC with respect to the BARDA Contract; an increase in personnel-related costs of $0.3 million in connection with additional headcount to support our eravacycline Phase 3 program; and an increase in stock-based compensation expense of $0.2 million resulting from additional headcount and our annual stock option awards to employees granted during the quarter ended March 31, 2014. Additionally, research and development expenses during the three months ended September 30, 2013 included a $2.0 million milestone fee under our license agreement with Harvard University that we incurred in connection with the dosing of the first patient in our Phase 3 cIAI clinical trial, and we incurred no milestone fees during the corresponding period of 2014.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2014 were $3.1 million compared to $1.9 million for the three months ended September 30, 2013, an increase of $1.2 million, or 66%. This increase was primarily due to an increase in stock-based compensation expense of $0.5 million resulting from additional headcount and our annual stock option awards to employees granted during the quarter ended March 31, 2014; an increase of $0.4 million in consulting costs primarily related to planning and pre-commercialization activities; and an increase in personnel-related costs of $0.2 million in connection with additional headcount for pre-commercialization activities.

Interest Income

Interest income for the three months ended September 30, 2014 and 2013 was immaterial.

Interest Expense

Interest expense for the three months ended September 30, 2014 was $0.2 million compared to $0.4 million for the three months ended September 30, 2013, a decrease of $0.2 million or 47%. The decrease in interest expense was primarily attributable to a decrease in the outstanding principal balance under our term loan facility with Silicon Valley Bank and Oxford Finance associated with our principal payments made. We expect that our interest expense will decrease in future periods as we continue to pay down principal on our indebtedness to Silicon Valley Bank and Oxford Finance over the term of the loan facility.

Comparison of the Nine months Ended September 30, 2014 and 2013

The following table summarizes the results of our operations for each of the nine months ended September 30, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Nine months Ended September 30,		Increase/ (decrease)%
	2014	2013
	(in thousands)
Revenues	$6,026	$8,588	$(2,562)	(30)%
Operating expenses:
Research and development	42,205	21,014	21,191	101%
General and administrative	9,204	4,841	4,363	90%

Total operating expenses	51,409	25,855	25,554	99%

Loss from operations	(45,383)	(17,267)	(28,116)	163%
Interest income	13	5	8	160%
Interest expense	(845)	(1,334)	489	(37)%
Other income (expense)	24	263	(239)	(91)%

Net loss	$(46,191)	$(18,333)	$(27,858)	152%

The following table sets forth our contract and grant revenue for the nine months ended September 30, 2014 and 2013:

	Nine months Ended September 30,		Increase/ (decrease)%
Revenue	2014	2013
	(in thousands)
BARDA	$4,143	$6,197	$(2,054)	(33)%
NIAID Contract	1,764	2,150	(386)	(18)%
NIAID Grant	119	241	(122)	(51)%

	$6,026	$8,588	$(2,562)	(30)%

Revenue from U.S. Government Contracts and Grants

Contract and grant revenue was $6.0 million for the nine months ended September 30, 2014 compared to $8.6 million for the nine months ended September 30, 2013, a decrease of $2.6 million, or 30%. This decrease was primarily due to fewer clinical studies and manufacturing campaigns under our subcontract with respect to the BARDA Contract conducted during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2014 were $42.2 million compared to $21.0 million for the nine months ended September 30, 2013, an increase of approximately $21.2 million or 101%. This increase was due to an increase of $16.8 million in clinical costs primarily associated with our two ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI; an increase of $4.1 million in drug manufacturing costs principally associated with supply for our ongoing Phase 3 clinical trial of eravacycline for the treatment of cUTI; an increase in personnel-related costs of $1.4 million in connection with additional headcount to support our eravacycline Phase 3 clinical trials; and an increase in stock-based compensation expense of $0.9 million resulting from additional headcount and our annual stock option awards to employees granted during the quarter ended March 31, 2014. These increases were offset in part by a decrease of $0.7 million in outsourced third-party costs related to activities under our subcontracts with CUBRC with respect to the BARDA Contract. Additionally, research and development expenses during the nine months ended September 30, 2013 included a $2.0 million milestone fee under our license agreement with Harvard University that we incurred in connection with the dosing of the first patient in our Phase 3 cIAI clinical trial, and we incurred no milestone fees during the corresponding period of 2014.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2014 were $9.2 million compared to $4.8 million for the nine months ended September 30, 2013, an increase of $4.4 million or 90%. This increase was primarily due to an increase in stock-based compensation expense of $1.7 million resulting from additional hiring and our annual stock option awards to employees granted during the quarter ended March 31, 2014; an increase of $1.0 million in consulting costs primarily related to planning and pre-commercialization activities; an increase in personnel-related costs of $0.7 million in connection with additional headcount to support our increased level of research and development and pre-commercialization activities; and an increase in legal costs of $0.4 million primarily related to patent costs.

Interest Income

Interest income for the nine months ended September 30, 2014 and September 30, 2013 was immaterial.

Interest Expense

Interest expense for the nine months ended September 30, 2014 was $0.8 million compared to $1.3 million for the nine months ended September 30, 2013, a decrease of $0.5 million or 37%. The decrease in interest expense was primarily attributable to a decrease in the principal balance under our term loan facility with Silicon Valley Bank and Oxford Finance associated with our principal payments made. We expect that our interest expense will continue to decrease in future periods as we continue to pay down principal on our indebtedness to Silicon Valley Bank and Oxford Finance over the term of the loan facility.

Other Income

Other income for the nine months ended September 30, 2014 was de minimis compared to $0.3 million for the nine months ended September 30, 2013. The other income during the nine months ended September 30, 2013 was primarily due to a decrease in the fair value of the underlying preferred stock, which impacted the fair value of our preferred stock warrants issued in connection with various debt financings. We do not anticipate that we will recognize any further amounts with respect to these fair value adjustments as a result of the conversion of all outstanding warrants to purchase our preferred stock into warrants to purchase our common stock in connection with the completion of our IPO.

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

Since our inception, we have funded our operations principally through the receipt of funds from public offerings and private placements of equity securities, debt financings and contract research funding and research grants from the United States government. As of September 30, 2014, we had cash and cash equivalents of approximately $56.0 million. We invest cash in excess of immediate requirements in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of September 30, 2014, our funds were held in cash and money market funds.

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

On October 22, 2014, we completed the sale of 4,542,500 shares of common stock in a follow-on public offering at a price to the public of $19.00 per share, resulting in net proceeds to us of approximately $80.9 million after deducting underwriting discounts and commissions of $5.3 million and estimated offering costs of $0.3 million.

The following table summarizes our sources and uses of cash for each of the periods set forth below (in thousands):

	Nine months ended September 30,
	2014	2013
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(42,270)	$(15,303)
Net cash used in investing activities	(172)	(43)
Net cash (used in) provided by financing activities	(4,273)	74,099

Net (decrease) increase in cash and cash equivalents	$(46,715)	$58,753

During the nine months ended September 30, 2014 and 2013, our operating activities used net cash of $42.3 million and $15.3 million, respectively. The use of net cash in both periods primarily resulted from our net losses and changes in our working capital accounts. The increase in net cash used in operations for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was due primarily to higher operating expenses during the nine months ended September 30, 2014 of $51.4 million as compared to $25.9 million for the nine months ended September 30, 2013.

During the nine months ended September 30, 2014 and 2013, our investing activities used net cash of $172,000 and $43,000, respectively. The use of net cash in both periods resulted from purchases of property and equipment to facilitate our increased research and development activities and increased headcount.

During the nine months ended September 30, 2014 and 2013, our net cash (used in) provided by financing activities was $(4.3) million and $74.1 million, respectively. The net cash used in financing activities during the nine months ended September 30, 2014 was related to principal payments on our loans payable of $4.7 million, offset by proceeds from the exercise of stock options of $0.5 million. The net cash provided by financing activities during the nine months ended September 30, 2013 was primarily related to IPO net proceeds of $73.8 million, and $3.0 million in borrowings that we made under our debt facility with Silicon Valley Bank and Oxford Finance during this period, offset in part by principal payments on our loans payable of $2.7 million.

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

We believe that our available funds, including the net proceeds of the public offering that we completed in October 2014, will be sufficient to fund our current operating plan into at least the third quarter of 2016, enable us to obtain top-line data from our ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI and for cUTI, to submit an NDA to the FDA for eravacycline, and to perform pre-commercialization activities for eravacycline. We expect that these funds will not, however, be sufficient to enable us to commercially launch eravacycline. As a result, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

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

Contractual Obligations

On September 4, 2014, we amended our existing operating lease which extended our lease term from July 31, 2015 through November 30, 2016, and on September 10, 2014, we entered into a new operating sublease for additional space with a lease term through November 30, 2016. During the nine months ended September 30, 2014, there have been no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our annual report.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for us on January 1, 2017. We are currently evaluating the potential impact that this update may have on our financial position and results of operations.

In June 2014, the FASB issued ASU 2014-10, which simplifies financial reporting for development stage entities by eliminating requirements specific to development stage entities. As a result, entities in a development stage will no longer need to present inception-to-date information about income statement line items, cash flows, and equity transactions. Instead, the new guidance clarifies how these entities should tailor existing disclosures to explain the risks and uncertainties related to their activities. This update is effective for annual periods beginning after December 15, 2014, and early application is permitted for any annual or interim period for which the entity’s financial statements have not yet been issued. We adopted this guidance prior to issuing the financial statements in the Company’s quarterly report on Form 10-Q for the period ended June 30, 2014. The adoption of ASU 2014-10 impacted disclosure only and did not have any impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the nine months ended September 30, 2014. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of our annual report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014, the end of the period covered by this quarterly report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We have incurred annual net operating losses in every year since our inception. Our net loss was $46.2 million for the nine months ended September 30, 2014, $29.6 million for the year ended December 31, 2013 and $15.1 million for the year ended December 31, 2012. As of September 30, 2014, we had an accumulated deficit of $165.9 million. We have not generated any product revenues and have financed our operations primarily through the public offering and private placements of our equity securities, debt financings and revenue from U.S. government awards. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect that our expenses will increase substantially as we continue our ongoing Phase 3 clinical trials of our lead product candidate, eravacycline, for the treatment of patients with complicated intra-abdominal infections, or cIAI, and complicated urinary tract infections, or cUTI, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. If we obtain marketing approval of eravacycline, we also expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Our expenses also will increase if and as we:

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize, eravacycline, which will require us to be successful in a range of challenging activities, including:

•	conducting and successfully completing Phase 3 clinical trials of eravacycline;

•	applying for and obtaining marketing approval for eravacycline;

•	protecting and maintaining our rights to our intellectual property portfolio related to eravacycline;

•	contracting for the manufacture of commercial quantities of eravacycline; and

•	establishing sales, marketing and distribution capabilities to effectively market and sell eravacycline.

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

We believe that our available funds, including the net proceeds of the public offering that we completed in October 2014, will enable us to fund our current operating plan and capital expenditure requirements into at least the third quarter of 2016. We believe that our available funds will be sufficient to enable us to obtain top-line data from our ongoing Phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI, submit a new drug application, or NDA, to the FDA for eravacycline and to perform pre-commercialization activities for eravacycline. We expect that these funds will not, however, be sufficient to enable us to commercially launch eravacycline. As a result, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

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

Currently, our only external source of funds is funding under subcontracts and a subaward awarded to us by CUBRC pursuant to government contracts from BARDA and NIAID and a grant from NIAID. Although the BARDA contract, and our subcontract with CUBRC under the BARDA contract, have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is $31.2 million from the initial contract date through September 9, 2016, of which $15.3 million had been received through September 30, 2014.

Similarly, although the NIAID contract and our subcontract with CUBRC under the NIAID contract have five-year terms, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond September 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID contract is $8.3 million, of which $6.5 million had been received through September 30, 2014. In addition, although the NIAID grant has a term of five years and our subaward from CUBRC has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond May 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subaward with respect to the NIAID grant is $0.8 million from the initial grant date through May 30, 2016, of which $0.6 million had been received through September 30, 2014.

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

The clinical development of eravacycline and other product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to achieve efficacy in a trial or across a broad population of patients, the occurrence of severe adverse events, failure to comply with protocols or applicable regulatory requirements, and determination by the FDA or any comparable foreign regulatory authority that a drug product is not approvable. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, although eravacycline achieved favorable results in our Phase 2 trial in cIAI, and in the lead-in part of our Phase 3 clinical trial in cUTI, we may nonetheless fail to achieve success in our pivotal Phase 3 program for eravacycline. Moreover, the primary endpoint we are using for our ongoing Phase 3 clinical trial of eravacycline for the treatment of cIAI differs from the primary endpoint we successfully achieved in our Phase 2 trial in cIAI. The primary endpoint of this Phase 3 clinical trial is clinical response in the microbiological intent-to-treat patient population, which includes all randomized patients who have baseline bacterial pathogens that cause cIAI and against which the dosed eravacycline has antibacterial activity, at the test-of-cure visit 25 to 31 days after the initial dose of treatment. Our Phase 2 primary endpoint was clinical response at the test-of-cure visit that took place ten to 14 days after the last dose of the drug was administered (approximately 16 to 21 days after randomization) in microbiologically evaluable patients, a narrower patient population. Clinical response was defined as complete resolution or significant improvement of signs or symptoms of infection with no further systemic antibiotic treatment required.

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

The inclusion and exclusion criteria for our ongoing Phase 3 clinical trial of eravacycline for the treatment of cUTI may adversely affect our enrollment rates for patients in this trial. In addition, many of our competitors also have ongoing clinical trials for product candidates that treat the same indications as eravacycline, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

We have never commercialized a product candidate for any indication. Even if eravacycline or any other product candidates that we develop are approved by the appropriate regulatory authorities for marketing and sale, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If physicians, rightly or wrongly, associate our product candidates with antibiotic resistance issues of other products of the same class, physicians might not prescribe our product candidates for treating a broad range of infections. If eravacycline or any other product candidate that we develop does not achieve an adequate level of market acceptance, we may not generate significant product revenues and, therefore, we may not become profitable. The degree of market acceptance of eravacycline, if approved, or any other product candidate that is approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of the product;

•	the potential advantages of the product compared to alternative treatments;

•	the prevalence and severity of any side effects;

•	the clinical indications for which the product is approved;

•	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling or an approved risk evaluation and mitigation strategy;

•	our ability to offer the product for sale at competitive prices;

•	the product’s convenience and ease of administration compared to alternative treatments, including, in the case of eravacycline, the availability of the oral formulation that we are developing for use in intravenous-to-oral transition therapy;

•	the willingness of the target patient population to try, and of physicians to prescribe, the product;

•	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular infections;

•	the strength of marketing and distribution support;

•	the approval of other new products for the same indications;

•	the timing of market introduction of our approved products as well as competitive products;

•	the cost of treatment in relation to alternative treatments;

•	availability and level of coverage and amount of reimbursement from government payors, managed care plans and other third party payors;

•	the effectiveness of our sales and marketing efforts;

•	adverse publicity about the product or favorable publicity about competitive products; and

•	the development of resistance by bacterial strains to the product.

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

Our development of eravacycline for the treatment of disease caused by bacterial biothreat pathogens and certain life-threatening multidrug-resistant bacteria is currently being funded through a subcontract with funding from BARDA. In addition, our development of TP-271 is being funded through a subcontract and grant subaward with funding from the NIH’s NIAID division. Contracts and grants funded by the U.S. government and its agencies, including our agreements funded by BARDA and NIAID, include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

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

As an example, some of the sites in our ongoing phase 3 clinical trials of eravacycline are located in Ukraine and Russia and we expect a considerable portion of the patients enrolled in the clinical trials to be from Ukraine and Russia. If the dispute between Ukraine and Russia were to further destabilize the region, our ability to conduct and complete our Phase 3 clinical trials on a timely basis could be impacted, and our business, financial condition and results of operations could be materially adversely affected.

Risks Related to Our Common Stock

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

Our stock price may be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, our stock traded within a range of a high price of $26.34 per share and a low price of $6.62 per share for the period beginning March 20, 2013, our first day of trading on the NASDAQ Global Select Market, through November 4, 2014. As a result of this volatility, investors may not be able to sell their common stock at or above the prices they paid for it. The market price for our common stock may be influenced by many factors, including:

•	the success of existing or new competitive products or technologies;

•	the timing of clinical trials of eravacycline and any other product candidate;

•	results of clinical trials of eravacycline and any other product candidate;

•	regulatory actions by the FDA or equivalent authorities in foreign jurisdictions with respect to eravacycline and any other product candidate;

•	failure or discontinuation of any of our development programs;

•	results of clinical trials of product candidates of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts to develop, in-license or acquire additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or other stockholders

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

An active trading market for our common stock may not be sustained.

Although we have listed our common stock on The NASDAQ Global Select Market, an active trading market for our common stock may not be sustained. In the absence of an active trading market for our common stock, investors may not be able to sell their common stock at or above the price at which they acquired the common stock or at the times that they would like to sell. An inactive trading market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

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

As a newly public company we are incurring, and, particularly after we are no longer an “emerging growth company,” we expect that we will incur further, significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors.

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

As of September 30, 2014, we estimate that we have used approximately $65.6 million of the net proceeds from the initial public offering to fund the clinical development of eravacycline and for working capital and other general corporate purposes. We hold the unused proceeds from the offering in cash and money market funds. There has been no material change in our planned use of proceeds from the initial public offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on March 20, 2013.

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

Date: November 10, 2014	TETRAPHASE PHARMACEUTICALS, INC.

	By:	/s/ David C. Lubner
David C. Lubner
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

10.1	Amendment, dated September 4, 2014, to Lease Agreement, dated as of November 16, 2006, by and between the Registrant and ARE-480 Arsenal Street, LLC, as amended.				X

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X