Form 10-K
period 2014-12-31
TETRAPHASE PHARMACEUTICALS INC
filed 2015-03-06
CIK 1373707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35837

TETRAPHASE PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3581650
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

480 Arsenal Street, Suite 110

Watertown, Massachusetts 02472

(Address of Principal Executive Offices) (zip code)

Registrant’s telephone number, including area code: (617) 715-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	NASDAQ Global Select Market

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share (“Common Stock”), held by non-affiliates of the registrant, based on the last reported sale price of the Common Stock on the NASDAQ Global Select Market at the close of business on June 30, 2014, was $294,692,854. For purposes hereof, shares of Common Stock held by each executive officer and director of the registrant and entities affiliated with such executive officers and directors have been excluded from the foregoing calculation because such persons and entities may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock as of February 28, 2015: 30,976,618

Documents incorporated by reference:

Portions of our definitive proxy statement for our 2015 annual meeting of stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

TETRAPHASE PHARMACEUTICALS, INC.

References to Tetraphase

Throughout this annual report on Form 10-K, the “Company,” “Tetraphase,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Tetraphase Pharmaceuticals, Inc. and its consolidated subsidiaries, and “our board of directors” refers to the board of directors of Tetraphase Pharmaceuticals, Inc.

The trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

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

Overview

We are a clinical-stage biopharmaceutical company using our proprietary chemistry technology to create novel antibiotics for serious and life-threatening multidrug-resistant infections. We are developing our lead product candidate, eravacycline, a fully synthetic tetracycline derivative, as a broad-spectrum intravenous, or IV, and oral antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including multidrug-resistant Gram-negative infections. We are conducting a global Phase 3 clinical program for eravacycline called IGNITE (Investigating Gram-Negative Infections Treated with Eravacycline), consisting of two Phase 3 clinical trials. IGNITE 1 is a Phase 3 clinical trial evaluating the safety and efficacy of eravacycline with IV administration for the treatment of complicated intra-abdominal infections, or cIAI, for which we announced top-line data in December 2014. IGNITE 2, a second Phase 3 clinical trial of eravacycline for the treatment of complicated urinary tract infections, or cUTI, with IV-to-oral transition therapy, is ongoing.

Consistent with guidance issued by the United States Food and Drug Administration, or FDA, with respect to the development of antibiotics for cIAI and our discussions with the FDA, we expect that positive results from these two Phase 3 clinical trials will be sufficient to support submission of a new drug application, or NDA, for eravacycline in the treatment of cIAI and cUTI. In December 2014, we announced positive top-line data from IGNITE 1. In September 2014, we announced positive data from the lead-in portion of IGNITE 2, and in October 2014, we announced the selection of the oral dose for the IV-to-oral transition therapy (1.5 mg/kg IV followed by 200 mg oral dose) to be evaluated in the pivotal portion of IGNITE 2 and the initiation of patient enrollment. We expect to have top-line data from the pivotal portion of IGNITE 2 in mid-2015. If we complete the pivotal portion of IGNITE 2 when we anticipate, and it is successful, we expect to submit an NDA to the FDA by the end of 2015 and a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, in the first half of 2016.

IGNITE 1 is a global, multi-center, randomized, double-blind, double-dummy Phase 3 clinical trial that we conducted to assess the efficacy, safety and pharmacokinetics of eravacycline compared to ertapenem in patients with cIAI. In the trial, we enrolled 541 patients at 66 clinical sites worldwide. These patients were randomized into two arms of the trial on a 1:1 basis. Patients in the eravacycline arm received 1.0 mg/kg IV administered twice per day. Patients in the ertapenem arm received 1.0 g IV administered once per day. Eravacycline met the primary endpoint of statistical non-inferiority of clinical response at the test-of-cure, or TOC, visit, under the guidance set by the FDA and the EMA. The secondary analyses were consistent with and supportive of the primary outcome. There were no drug-related serious adverse events in the trial. The most commonly reported drug-related adverse events for eravacycline were gastrointestinal, including nausea (3.3%) and emesis (2.2%). This adverse event profile for eravacycline was consistent with that seen in the Phase 2 clinical trial of eravacycline in cIAI. The spectrum of pathogens in this trial was similar to that seen in other pivotal trials of antibiotics in this patient population. The most common Gram-negative pathogens in the trial included Escherichia coli, Klebsiella pneumonia, Pseudomonas and Bacteroides.

IGNITE 2 is a global, multi-center, randomized, double-blind clinical trial that we are conducting to assess the efficacy and safety of eravacycline compared with levofloxacin in the treatment of cUTI. We enrolled 143 patients in the lead-in portion of the trial, which we designed to inform the selection of an oral dose to be evaluated in the pivotal portion of the trial. These patients were randomized into three arms on a 1:1:1 basis receiving 1.5 mg/kg IV eravacycline every 24 hours followed by 200 mg of eravacycline orally every 12 hours, 1.5 mg/kg IV eravacycline every 24 hours followed by 250 mg of eravacycline orally every 12 hours or 750 mg IV levofloxacin every 24 hours followed by 750 mg of levofloxacin orally every 24 hours. After treatment completed in the lead-in portion of the trial, we evaluated primary efficacy, safety and tolerability endpoints to determine the dose regimen for eravacycline to be studied in the pivotal portion of the trial. In both IV-to-oral dosing regimens of eravacycline, eravacycline compared favorably to levofloxicin. In addition, treatment was generally well tolerated in all three groups with the most common adverse events reported being nausea and emesis. Based on these results, we selected the IV-to-oral transition therapy (1.5 mg/kg IV followed by 200 mg oral dose) to be evaluated in the pivotal portion of the trial. We are currently enrolling approximately 720 patients in the pivotal portion of the IGNITE 2 trial who will be randomized on a 1:1 basis to receive 1.5 mg/kg IV eravacycline every 24 hours followed by 200 mg of eravacycline orally every 12 hours or 750 mg IV levofloxacin every 24 hours followed by 750 mg of levofloxacin orally every 24 hours. Under FDA guidance, the primary endpoint of the pivotal portion of the trial is non-inferiority of clinical and microbiological response compared to levofloxacin at the post-treatment, or PT, visit, which takes place approximately seven days after completion of treatment. Under EMA guidance, the primary endpoint is non-inferiority of microbiological response compared to levofloxacin at the PT visit. A key secondary endpoint in IGNITE 2 is to test for superiority of eravacycline over levofloxacin in the treatment of cUTI for those subjects with infections caused by quinolone-resistant pathogens by evaluation of clinical and microbiological response at the PT visit.

Eravacycline has been designated by the FDA as a Qualified Infectious Disease Product, or QIDP, for both the cIAI and cUTI indications. The QIDP designation makes eravacycline eligible for priority review and an additional five years of U.S. market exclusivity, if approved. In April 2014, the FDA granted Fast Track designations for both the cIAI and cUTI indications and the IV and oral formulations of eravacycline. Fast Track designation is awarded to expedite the study and regulatory review of drugs intended to treat serious or life-threatening conditions that demonstrate the potential to address unmet medical needs.

In clinical trials to date, eravacycline monotherapy, either administered intravenously once or twice per day for the treatment of cIAI or administered as an IV-to-oral step-down therapy for the treatment of cUTI, has demonstrated a favorable safety and tolerability profile and a high cure rate, including against multidrug-resistant Gram-negative bacteria. In in vitro experiments, eravacycline has demonstrated the ability to cover a wide variety of multidrug-resistant Gram-negative, Gram-positive, anaerobic and atypical bacteria, including multidrug-resistant Klebsiella pneumoniae. Multidrug-resistant Klebsiella pneumoniae is one of the carbapenem-resistant Enterobacteriaceae listed as an urgent threat by the Centers for Disease Control and Prevention, or CDC, in a September 2013 report, and confirmed as an area of great concern by the World Health Organization in an April 2014 global surveillance report. Gram-negative bacteria that are resistant to all available antibiotics are increasingly common and a growing threat to public health. We believe that the ability of eravacycline to cover multidrug-resistant Gram-negative bacteria, as well as multidrug-resistant Gram-positive, anaerobic and atypical bacteria, and its potential for IV-to-oral transition therapy, will enable eravacycline to become the drug of choice for first-line empiric treatment of a wide variety of serious and life-threatening infections.

We believe that our proprietary chemistry technology, licensed from Harvard University on an exclusive worldwide basis and enhanced by us, represents a significant innovation in the creation of tetracycline drugs that has the potential to reinvigorate the clinical and market potential of the class. Our proprietary chemistry technology makes it possible to create novel tetracycline antibiotics using a practical, fully synthetic process for what we believe is the first time. This fully synthetic process avoids the limitations of bacterially-derived tetracyclines and allows us to chemically modify many positions in the tetracycline scaffold, including most of the positions that we believe could not practically be modified by any previous conventional method, which only allowed for limited chemical diversity. Using our proprietary chemistry technology, we can create a wider variety of tetracycline-based compounds than was previously possible, enabling us to pursue novel tetracycline derivatives for the treatment of multidrug-resistant bacteria that are resistant to existing tetracyclines and other classes of antibiotic products. To date, we have used our proprietary chemistry technology to create more than 3,000 new tetracycline derivatives that we believe could not be practically created with conventional methods. We own exclusive worldwide rights to these compounds and our technology.

In 2011 and 2012, the U.S. government awarded contracts for potential funding of over $100 million for the development of our antibiotic compounds. These awards include a contract for up to $67 million from the Biomedical Advanced Research and Development Authority, or BARDA, an agency of the U.S. Department of Health and Human Services, for the development of eravacycline for the treatment of disease caused by bacterial biothreat pathogens, which we refer to as the BARDA Contract. The funding under the BARDA Contract is also being used for certain activities in the development of eravacycline to treat certain infections caused by life-threatening multidrug-resistant bacteria. These awards also include a contract for up to $36 million from the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, for the development of TP-271, a broad-spectrum preclinical compound that we are developing for respiratory diseases caused by bacterial biothreat pathogens, which we refer to as the NIAID Contract. These awards were made to CUBRC, Inc., or CUBRC, an independent, not-for-profit, research corporation that specializes in U.S. government-based contracts, with which we are collaborating. CUBRC serves as the prime contractor under these awards, primarily carrying out a program management and administrative role with additional responsibility for the management of preclinical studies. We serve as lead technical expert on all aspects of these awards and also serve as a subcontractor of CUBRC responsible for management of chemistry, manufacturing and control activities and clinical studies. Under our subcontracts with CUBRC, we may receive funding of up to approximately $39.8 million reflecting the portion of the BARDA Contract funding that may be paid to us for our activities, and up to approximately $13.3 million reflecting the portion of the NIAID Contract funding that may be paid to us for our activities. The BARDA Contract includes funding for some of the activities that we would otherwise be required to fund on our own in connection with an NDA filing for eravacycline.

In addition to eravacycline and TP-271, we are pursuing the discovery and development of additional antibiotics to target unmet medical needs, including multidrug-resistant Gram-negative bacteria. We have selected TP-6076 as a lead candidate under this program which we have advanced into IND-enabling studies.

Strategy

Our goal is to become a fully integrated biopharmaceutical company that discovers, develops and commercializes novel antibiotics for use in areas of unmet medical need. Key elements of our strategy include:

•	Complete clinical development of eravacycline in its lead indications and seek regulatory approval. We have completed a Phase 3 clinical trial of the IV formulation of eravacycline in patients with cIAI. We are also conducting a global Phase 3 clinical trial of eravacycline for the treatment of cUTI, which we initiated in the first quarter of 2014. We announced top-line data from the Phase 3 cIAI clinical trial in December 2014, data from the lead-in portion of the Phase 3 cUTI clinical trial in September 2014 and expect to announce top-line data from the pivotal portion of the Phase 3 cUTI clinical trial in mid-2015. If we complete the pivotal portion of IGNITE 2 when we anticipate, and it is successful, we expect to submit an NDA to the FDA by the end of 2015 and an MAA to the EMA in the first half of 2016.

•	Maximize the commercial potential of eravacycline. If eravacycline is approved, we intend to directly commercialize eravacycline in the United States with a targeted hospital sales force and to commercialize eravacycline outside the United States through collaboration arrangements. We believe that eravacycline’s broad-spectrum coverage of multidrug-resistant Gram-negative bacteria and other multidrug-resistant bacteria, with the potential for IV-to-oral transition therapy, will allow it to be used to treat patients successfully in hospitals, emergency rooms and out-patient clinic settings.

•	Pursue development of eravacycline in additional indications. We are initially developing eravacycline for the treatment of cIAI and cUTI, and, subject to obtaining additional financing, intend to pursue development of eravacycline for the treatment of additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections. We may pursue these development activities either by ourselves or with collaborators.

•	Opportunistically advance development of other product candidates created using our proprietary chemistry technology. We have used our proprietary chemistry technology to create more than 3,000 new tetracycline derivatives that we believe could not be practically created with conventional methods. We intend to advance our antibiotic product pipeline with differentiated product candidates created using our proprietary chemistry technology and targeting hospital and acute care markets. We may pursue these activities either by ourselves or with collaborators.

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

As a result of the increasing prevalence of such multidrug-resistant bacteria, some antibiotics targeting these bacteria have been highly successful commercially. These include:

•	linezolid, an intravenously and orally administered antibiotic marketed by Pfizer, Inc., or Pfizer, as Zyvox, which had worldwide sales in 2014 of $1.35 billion;

•	levofloxacin, an intravenously and orally administered antibiotic marketed by Ortho-McNeil Pharmaceutical, or Ortho McNeil, and Johnson & Johnson as Levaquin, which had worldwide sales in 2012 of $75 million, down from worldwide sales of $1.4 billion in 2010 after losing U.S. market exclusivity in June 2011;

•	meropenem, an intravenously administered antibiotic marketed by AstraZeneca plc, or AstraZeneca, as Merrem, which had worldwide sales in 2014 of $253 million, down from worldwide sales of $817 million in 2010 after losing U.S. market exclusivity in June 2010; and

•	daptomycin, an intravenously administered antibiotic marketed by Cubist Pharmaceuticals, Inc., or Cubist, as Cubicin, which had worldwide sales of more than $1 billion in 2013.

Bacterial infections are caused by a variety of different types of bacteria and the infections they cause can range from mild to serious, life-threatening infections requiring immediate treatment. Bacteria are broadly categorized as Gram-positive, Gram-negative, atypical or anaerobic. Gram-positive bacteria possess a single membrane and a thick cell wall and turn dark-blue or violet when subjected to a laboratory staining method known as Gram’s method. Common causes of Gram-positive bacterial infections include species of Staphylococcus, such as methicillin-resistant Staph aureus, or MRSA, Streptococcus and Enterococcus. Gram-negative bacteria have two membranes with a thin cell wall and, when subjected to Gram’s method of staining, lose the stain or are decolorized. According to The New England Journal of Medicine, the most common cause of Gram-negative infection is Escherichia coli, or E. coli. Less prevalent Gram-negative bacteria strains include species of Acinetobacter, Klebsiella and Pseudomonas. Atypical bacteria, such as Mycoplasma species, have modified cell walls and are neither Gram-positive nor Gram-negative. Anaerobic bacteria, such as Bacteroides species, either cannot grow in the presence of oxygen or do not require oxygen to grow and are classified as either Gram-positive or Gram-negative.

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

Broad-spectrum antibiotics are used to treat major hospital infections such as cIAI, cUTI, hospital-acquired pneumonia, or HAP, and ventilator-associated pneumonia, or VAP. Based on an analysis from a variety of industry sources, we estimate that the number of patients treated with antibiotics in hospitals in the United States annually include approximately 1.9 million cIAI patients with each patient being treated for an average of 8.6 average days for a combined estimated 16.3 million annual average days of treatment; approximately 4.0 million cUTI patients with each patient being treated for an average of 6.9 days for a combined estimated 27.9 million annual average days of treatment; and 1.1 million HAP/VAP patients with each patient being treated for an average of 9.6 days for a combined estimated 10.6 million annual average days of treatment. Of these patients, we believe that approximately 45% of cIAI patients and 25% of cUTI patients have infections caused at least in part by multidrug-resistant Gram-negative bacteria. Gram-negative bacteria account for 55-85% of HAP/VAP infections. In hospitalized patients, rates of HAP/VAP due to MDR pathogens are increasing. Late-onset HAP/VAP are more likely to be caused by MDR pathogens, and are associated with increased patient mortality and morbidity.

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

The need for new drugs to treat multidrug-resistant Gram-negative bacteria can be seen in both cIAI and cUTI. Specifically, patients with cIAI need early, rapid treatment as nearly 38% of these patients have mixed infections, meaning that there is more than one pathogen causing the infection, and only 64% of patients are treated with first-line empiric therapy while 36% require treatment with second-line therapies. We estimate that of the cIAI patients treated with current antibiotic treatments, approximately 23% are prescribed piperacillin/

tazobactam and of those patients, nearly 10% fail therapy; approximately 22% are prescribed an antibiotic from the quinolone class and nearly 19% fail therapy; approximately 21% are prescribed an antibiotic from the carbapenem class and nearly 7% fail therapy; and approximately 3% are prescribed ceftriaxone and nearly 14% fail therapy.

The resistance rates for cUTI to current antibiotics are between 20-60% and appear to be increasing. Seventy percent (70%) of cUTI patients are treated with first-line empiric therapy while 30% require treatment with second-line therapies. We estimate that of the cUTI patients treated with current antibiotic treatments, approximately 38% are prescribed an antibiotic from the quinolone class (with IV to oral transition) and of those patients, nearly 22% fail therapy; approximately 15% are prescribed ceftriaxone (a once a day antibiotic) and nearly 18% fail therapy; approximately 9% are prescribed an antibiotic from the carbapenem class and nearly 7% fail therapy; and approximately 7% are prescribed piperacillin/tazobactam and nearly 10% fail therapy.

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

As a further example of the seriousness of the threat of Gram-negative bacteria resistant to all available antibacterial agents, in 2014, the national media including The Wall Street Journal, CBS and Fox News reported on an outbreak, primarily in one suburban Chicago, Illinois hospital, of carbapenem-resistant enterobacteriaceae, or CRE, with more than 40 cases reported in 2013. Additionally, in February 2015, an outbreak of CRE occurred at the Ronald Reagan UCLA Medical Center in which a total of seven people became infected and the infection was a contributing factor in the death of two patients. A similar report came from the Carolinas HealthCare System in February 2015, in which 18 people contracted CRE at a hospital in Charlotte, North Carolina and one person died. According to the CDC, CRE are a nightmare bacteria, are resistant to nearly all known antibiotics and kill up to 50% of people infected.

The growing issue of antibiotic-resistant bacterial infections has been widely recognized as an increasingly urgent public health threat, including by the World Health Organization, or WHO, the CDC and the Infectious Disease Society of America, or IDSA. In April 2014, the WHO issued an antimicrobial resistance global surveillance report stating that resistance to common bacteria has reached alarming levels worldwide indicating that many available treatment options are becoming ineffective, and leading to a negative impact in patient outcomes and health-care spending. The WHO warns that unless significant measures are taken, people will start to die from common, formerly treatable infections, and medical interventions such as surgery, chemotherapy, organ transplantation and care of premature infants will become increasingly risky. The important need for new treatment options for serious bacterial infections was further highlighted by the passage in the United States in July 2012 of the Generating Antibiotic Incentives Now, or GAIN, Act, which provides regulatory incentives for the development of new antibacterial or antifungal drugs intended to treat serious or life-threatening infections that are resistant to existing treatment. In September 2014, the United States’ President’s Council of Advisors on Science and Technology issued a report providing recommendations to combat the rise in antibiotic resistant bacteria and advising that without rapid action, the United States risks losing the tremendous progress made in antibiotic development over the last century. Their recommendations focused on three areas: improving surveillance, increasing longevity of current antibiotics and increasing the rate at which new antibiotics are discovered and developed.

Additionally, legislative initiatives have recently been introduced as part of the 21st Century Cures discussion document, including the Antibiotic Development to Advance Patient Treatment, or ADAPT, Act which would provide a pathway for approval of antibiotics in limited populations of patients with few or no suitable treatment options, the Developing an Innovating Strategy for Antimicrobial Resistant Microorganisms, or DISARM, Act which would designate certain novel antibiotics used to treat serious bacterial infections to receive higher Medicare reimbursement, and an amendment to the GAIN Act which would allow successful QIDP sponsors to transfer up to one year of exclusivity to another product, including products marketed by other companies.

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

Complicated and Expensive Multi-Drug Cocktails and Multi-Dose Regimens. Due to gaps in the spectrum of coverage of antibiotics, physicians are often confronted with the need to design complicated multi-drug cocktails for the first-line empiric treatment of patients with serious infections. The clinical situation is further complicated when each drug in the multi-drug cocktail has a different dosing regimen, such as two, three or four times a day, resulting in an added burden on the pharmacy and nursing staff, higher costs due to multiple drug administrations and an increased potential for medical errors or drug-drug interactions. We believe that, with the exception of eravacycline, most of the antibiotics that are in development or have recently been approved by the FDA that are intended to cover a broad spectrum of bacteria, including Gram-negative bacteria, or solely to address Gram-negative bacteria, are being developed or are approved for use in combination with one or more other antibiotics, and require the addition of a third drug such as metronidazole to address the presence of anaerobic bacteria.

Safety and Tolerability Concerns. Concerns about antibiotic safety and tolerability are among the leading reasons why patients stop treatment and fail therapy. Antibiotics on the market have been associated with adverse effects such as myelosuppression, seizures, nephrotoxicity and gastrointestinal disorders.

Lack of Oral Dosage Forms to Permit Transition Therapy. When a patient comes to the emergency room or hospital for treatment of a serious infection, the patient initially receives IV treatment, which allows the drug to be delivered more rapidly and in a larger dose than oral treatment. Once the infection begins to respond to treatment and the patient is stabilized, depending on the infection, hospitals and physicians generally seek to minimize in-hospital treatment and, if possible, discharge patients from the hospital in order to reduce costs, avoid hospital-acquired infections, and improve the patients’ quality of life. Upon discharge, physicians typically prefer to prescribe transition therapy treatment with an oral formulation of the same antibiotic. A transition therapy to oral treatment allows for more convenient and cost-effective out-patient treatment, with the oral antibiotic providing enhanced patient comfort and mobility and avoiding the risk of infection from the IV catheter. In addition, the use of the same antibiotic allows the physician to avoid switching the patient from the antibiotic that has proven effective during IV administration to a different antibiotic that may be less effective and carries the risk of new or different side effects. Many of the antibiotics that are most commonly used as first-line empiric monotherapies are only available in an IV formulation. Very few of the antibiotics that cover or are focused on the treatment of Gram-negative bacteria have oral dosage forms.

Given these limitations, there is an unmet medical need for a first-line empiric antibiotic treatment that has the following characteristics:

•	Potency and effectiveness against a broad spectrum of bacteria, including multidrug-resistant Gram-negative, Gram-positive, atypical and anaerobic bacteria;

•	Capability of being used as a monotherapy in the majority of patients in the hospital with cIAI, cUTI and other multidrug-resistant infections;

•	A convenient dosing regimen, such as once or twice-daily;

•	A favorable safety and tolerability profile; and

•	Availability in both IV dosage and oral dosage form.

Based on our belief that eravacycline has, or potentially has, each of these characteristics, our goal is to develop eravacycline to be the drug of choice for first-line empiric treatment of a wide variety of serious and life-threatening infections.

Eravacycline

Overview

We are developing our lead product candidate, eravacycline, as a broad-spectrum IV and oral antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including multidrug-resistant Gram-negative bacteria. We developed eravacycline using our proprietary chemistry technology. We believe our fully synthetic process will enable us to have a cost of manufacturing that is sufficiently low to enable us to sell eravacycline, when and if approved, for a cost that is similar to other hospital-based antibiotics. Our patent strategy to broadly protect eravacycline includes the filing of patent applications directed towards the composition of matter of eravacycline as well as our proprietary chemistry technology, which we used to create eravacycline. We own exclusive worldwide rights for the development and commercialization of eravacycline.

In 2012, we completed a successful Phase 2 clinical trial of eravacycline with IV administration for the treatment of patients with cIAI. We initiated IGNITE 1, a Phase 3 clinical trial of eravacycline with IV administration for the treatment of cIAI, in the third quarter of 2013, and subsequently initiated the lead-in portion of IGNITE 2, a two-part Phase 3 clinical trial of eravacycline for the treatment of cUTI with IV-to-oral transition therapy, during the first quarter of 2014. In December 2014, we announced positive top-line data from IGNITE 1. In September 2014, we announced positive data from the lead-in portion of IGNITE 2, and in October 2014, we announced the selection of the oral dose to be evaluated in the pivotal portion of the trial and the initiation of patient enrollment. We expect to have top-line data from the Phase 3 cUTI clinical trial in mid-2015. If we complete the pivotal portion of IGNITE 2 when we anticipate, and it is successful, we expect to submit an NDA to the FDA by the end of 2015 and an MAA to the EMA in the first half of 2016.

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

Eravacycline is a novel, fully synthetic tetracycline antibiotic. We selected eravacycline for development from tetracycline derivatives that we generated using our proprietary chemistry technology on the basis of the following characteristics of the compound that we observed in in vitro studies of the compound:

•	potent antibacterial activity against a broad spectrum of susceptible and multidrug-resistant bacteria, including Gram-negative, Gram-positive, atypical and anaerobic bacteria;

•	potential to treat the majority of patients as a first-line empiric monotherapy with convenient dosing; and

•	potential for IV-to-oral transition therapy.

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

In in vitro studies, including a surveillance study published in December 2014 using over 4,000 patient bacterial isolates collected in New York City, eravacycline has been highly active against emerging multidrug-resistant pathogens like Acinetobacter baumannii as well as clinically important species of Enterobacteriaceae, including those isolates that produce ESBLs or are resistant to the carbapenem class of antibiotics, and anaerobes, in comparison to commonly used antibiotics.

Based on in vitro studies we have completed, we believe that eravacycline shares a similar potency profile with carbapenems except that it more broadly covers Gram-positive pathogens like MRSA and enterococci, is active against carbapenem-resistant Gram-negative bacteria and, unlike carbapenems like Primaxin and Merrem, has reduced activity against Pseudomanas aeruginosa. Eravacycline has demonstrated strong activity in vitro against Gram-positive pathogens, including both nosocomial and community-acquired methicillin susceptible or resistant Staphylococcus aureus strains, vancomycin susceptible or resistant Enterococcus faecium and Enterococcus faecalis, and penicillin-susceptible or resistant strains of Streptococcus pneumoniae. In in vitro studies of pathogens most prevalent in cIAI infections, eravacycline consistently exhibited strong activity against enterococci and streptococci. One of the most frequently isolated anaerobic pathogens in cIAI, either as the sole pathogen or often in conjunction with another Gram-negative bacterium, is Bacteroides fragilis. In these studies eravacycline demonstrated activity against Bacteroides fragilis and a wide range of Gram-positive and Gram-negative anaerobes.

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

•

Broad-spectrum activity against a wide variety of multidrug-resistant Gram-negative, Gram-positive and anaerobic bacteria. In our Phase 2 clinical trial of the IV formulation of eravacycline, eravacycline demonstrated a high cure rate against a wide variety of multidrug-resistant

Gram-negative, Gram-positive and anaerobic bacteria. In addition, in in vitro studies, eravacycline demonstrated potent antibacterial activity against Gram-negative bacteria, including E. coli; ESBL-producing Klebsiella pneumoniae; Acinetobacter baumannii; Gram-positive bacteria, including MRSA and vancomycin-resistant enterococcus, or VRE; and anaerobic pathogens. As a result of this broad-spectrum coverage, we believe that eravacycline has the potential to be used as a first-line empiric monotherapy for the treatment of cIAI, cUTI, hospital-acquired bacterial pneumonias and other serious and life-threatening infections.

•	Lower probability of drug resistance. To date, in the clinical trials and preclinical studies of eravacycline that we have conducted we have seen little decrease in susceptibility that would suggest increased resistance to eravacycline. We believe that, as a fluorocycline, eravacycline will not be subject to tetracycline-specific mechanisms of drug resistance.

•	Favorable safety and tolerability profile. Eravacycline has been evaluated in more than 800 subjects in the Phase 1, Phase 2 and Phase 3 clinical trials that we have conducted. In these trials, eravacycline has demonstrated a favorable safety and tolerability profile. In our Phase 2 and Phase 3 clinical trials of eravacycline in patients with cIAI, no patients suffered any drug-related serious adverse events, and safety and tolerability were comparable to ertapenem, the control therapy in the trials. In addition, in these Phase 2 and Phase 3 clinical trials, the rate at which gastrointestinal adverse events such as nausea and emesis that occurred in the eravacycline arms was low.

•	Convenient dosing regimen. In our clinical trials to date, we have dosed eravacycline once or twice a day as a monotherapy. We believe that eravacycline will be able to be administered as a first-line empiric monotherapy with once- or twice-daily dosing, avoiding the need for complicated dosing regimens typical of multi-drug cocktails and the increased risk of negative drug-drug interactions inherent to multi-drug cocktails.

•	Potential for convenient IV-to-oral transition therapy. In addition to the IV formulation of eravacycline, we have developed an oral formulation of eravacycline that we are evaluating in IGNITE 2. If successful, this oral formulation would enable patients who begin IV treatment with eravacycline in the hospital setting to transition to oral dosing of eravacycline either in hospital or upon patient discharge for convenient home-based care. We believe that the availability of both IV and oral transition therapy may reduce the length of a patient’s hospital stay and the overall cost of care.

Clinical Experience

We have studied IV and oral formulations of eravacycline in 818 subjects in sixteen clinical trials conducted from October 2009 to December 2014, which includes those subjects treated in the lead-in portion of our ongoing Phase 3 clinical trial of eravacycline for cUTI.

Phase 3 Clinical Program

We designed our Phase 3 program for eravacycline to enable us to position eravacycline as a first-line empiric monotherapy for the treatment of cIAI and cUTI due to eravacycline’s broad-spectrum coverage of multidrug-resistant infections, including multidrug-resistant Gram-negative infections. Our program is consistent with the guidance issued by the FDA for drug development for cIAI and cUTI. The cIAI guidance indicates that, for companies developing a drug for cIAI and an additional indication caused by similar bacterial pathogens, such as cUTI, a single trial in cIAI and a single trial in that additional indication could be sufficient to provide evidence of effectiveness in both indications. We believe that prior to the issuance of this guidance, a company that was developing a drug for cIAI and an additional indication would have been required to conduct two Phase 3 clinical trials of the drug for the treatment of cIAI, enrolling 500 to 600 patients in each trial, and additional Phase 3 clinical trials of the drug for the treatment of the additional indication, even where cIAI and the additional indication were caused by similar bacterial pathogens. We believe that the opportunity provided by the guidance to submit an NDA package for two indications on the basis of only two Phase 3 clinical trials makes the process of developing and seeking approval of drugs for cIAI and a second indication more cost-effective. The trials can be conducted at the same time, and because the patient populations are different for the two trials, patient enrollment can be faster.

Phase 3 cIAI Clinical Trial

Eravacycline Phase 3 IGNITE 1 Study Design

In the third quarter of 2013, we initiated a global, multi-center, randomized, double-blind, double-dummy Phase 3 clinical trial, our IGNITE 1 trial, to assess the efficacy, safety and pharmacokinetics of eravacycline compared to ertapenem in patients with cIAI. We enrolled 541 patients in the trial at 66 clinical sites worldwide. These patients were randomized into two arms on a 1:1 basis. Patients in the eravacycline arm received 1.0 mg/kg IV eravacycline administered twice per day. Patients in the ertapenem arm received 1.0 g IV ertapenem administered once per day.

Investigators obtained baseline intra-abdominal cultures at the time of operation and treated patients for a minimum of four days and a maximum of 14 days following the time of operation and until symptoms of cIAI were resolved. A TOC visit took place 25 to 31 days after the initial dose of treatment and a final or follow-up visit occurred 38 to 50 days after the initial dose of treatment.

We designed the trial as a non-inferiority study, and to be responsive to both FDA and EMA guidance. Under FDA guidance, the primary endpoint of the trial was clinical response at the TOC visit in the microbiological intent-to-treat, or micro-ITT, population which consisted of all randomized patients in the trial who had baseline bacterial pathogens that cause cIAI and against which eravacycline has antibacterial activity. Under EMA guidance, the primary endpoint of the trial was clinical response at the TOC visit in the modified intent-to-treat, or MITT, population which consisted of all patients who received at least one dose of study drug, and in the clinically evaluable, or CE, patient population, which consisted of all randomized patients in the trial who meet key inclusion/exclusion criteria and follow other important components of the trial. Secondary endpoints included clinical response at the end-of-treatment, TOC and follow-up visits in the intent-to-treat population, the CE population, the micro-ITT population and the microbiologically evaluable, or ME, population. The ME population consists of all micro-ITT patients who meet key inclusion/exclusion criteria and follow other important components of the trial. In the trial, we also studied microbiologic response at the end-of-treatment and TOC visits in the micro-ITT and ME populations, the safety and tolerability of eravacycline in the safety population and pharmacokinetic parameters after eravacycline administration. We designed the trial to be consistent with the FDA’s cIAI guidance, in which the FDA suggested that the primary efficacy endpoint for a trial of cIAI should be complete resolution of baseline signs and symptoms attributable to cIAI in the micro-ITT patient population 28 days after randomization and the absence of clinical failure including death and unplanned surgical procedures through the period ending 28 days following randomization.

In December 2014, we announced top-line data from IGNITE 1. In the trial, eravacycline met the primary endpoint of statistical non-inferiority of clinical response at the TOC visit, under the guidance set by the FDA and the EMA. The primary analysis under the FDA guidance was conducted using a 10% non-inferiority margin in the micro-ITT population. In the micro-ITT population, the lower and upper bounds of the 95% confidence interval were -7.1% and 5.5%, respectively. Under the EMA guidance, the primary analysis was conducted using a 12.5% non-inferiority margin in the CE and MITT patient populations. In the CE population, the lower and upper bounds of the 95% confidence interval were -6.3% and 2.8%, respectively, and the lower and upper bounds of the 99% confidence interval were -7.9% and 4.4%, respectively. In the MITT population, the lower and upper bounds of the 95% confidence interval were -7.4% and 3.8%, respectively, and the lower and upper bounds of the 99% confidence interval were -9.2% and 5.6%, respectively. The secondary analyses were consistent with and supportive of the primary outcome. There were no drug-related serious adverse events in the trial. The most commonly reported drug-related adverse events for eravacycline were gastrointestinal, including nausea (3.3%) and emesis (2.2%). This adverse event profile for eravacycline was consistent with that seen in the Phase 2 clinical trial of eravacycline in cIAI. The spectrum of pathogens in this trial was similar to that seen in other pivotal trials of antibiotics in this patient population. The most common Gram-negative pathogens in the trial included Escherichia coli, Klebsiella pneumonia, Pseudomonas and Bacteroides.

Phase 3 cUTI Clinical Trial

Eravacycline Phase 3 IGNITE 2 Study Design

In the first quarter of 2014, we initiated a two-part, multi-center, randomized, double-blind Phase 3 clinical trial, our IGNITE 2 trial, to assess the efficacy and safety of eravacycline compared with levofloxacin in the treatment of cUTI. We enrolled 143 patients in the lead-in portion of the trial. These patients were randomized into three arms on a 1:1:1 basis: an arm in which patients received 1.5 mg/kg IV eravacycline every 24 hours followed by 200 mg of eravacycline orally every 12 hours; an arm in which patients received 1.5 mg/kg IV eravacycline every 24 hours followed by 250 mg of eravacycline orally every 12 hours; and an arm in which patients received 750 mg IV levofloxacin every 24 hours followed by 750 mg of levofloxacin orally every 24 hours.

After treatment was completed in the lead-in portion of the trial, we evaluated efficacy, safety and tolerability endpoints to determine the dose regimen for eravacycline to be studied in the pivotal portion of the trial. In the lead-in portion of IGNITE 2 both IV-to-oral dosing regimens of eravacycline compared favorably to levofloxacin. The responder outcome, the primary endpoint for the FDA, is determined as the number of micro-ITT patients at the PT visit with both clinical response and microbiological response. Clinical response is measured by a complete or significant improvement in signs or symptoms and microbiological response is demonstrated if the baseline pathogen is cleared or reduced below a specified level in a urine sample. The responder rates in the micro-ITT population for the IV-to-oral 200 mg, IV-to-oral 250 mg and levofloxacin groups were 70.8% (n=24), 64.3% (n=28) and 52.2% (n=23), respectively. The microbiological response rates in the micro-ITT population were 75.0% (n=24), 64.3% (n=28) and 56.5% (n=23), respectively. The pharmacokinetics of both oral doses of eravacycline were comparable to the IV formulation in the trial. Overall, treatment was generally well tolerated in all three groups with the most common adverse events reported being nausea and emesis. Only two patients discontinued treatment as a result of drug related adverse events. In October 2014, we selected the 1.5 mg/kg IV followed by 200 mg oral dose as the IV-to-oral transition therapy to be evaluated in the pivotal portion of the trial and initiated patient enrollment.

We are currently enrolling in the pivotal portion of the trial approximately 720 patients who will be randomized on a 1:1 basis to receive 1.5 mg/kg IV eravacycline every 24 hours followed by 200 mg of eravacycline orally every 12 hours or 750 mg IV levofloxacin every 24 hours followed by 750 mg of levofloxacin orally every 24 hours. We have designed the pivotal portion of the trial as a non-inferiority study and to be responsive to both FDA and EMA guidance. Under FDA guidance, the primary endpoint of the pivotal portion of the trial is clinical and microbiological response in the micro-ITT population at the PT visit. Under EMA guidance, the primary endpoint of the pivotal portion of the trial is microbiological response in the micro-MITT and ME populations. The micro-MITT population consists of any patient who received study drug who had baseline bacterial pathogens that cause cUTI and against which eravacycline has antibacterial activity. The ME population consists of all micro-ITT patients who meet key inclusion/exclusion criteria and follow other important components of the trial. In order to achieve the primary endpoint, eravacycline would need to demonstrate non-inferiority as compared to levofloxacin within a margin of no more than 10%. A key secondary endpoint in IGNITE 2 is to test for superiority of eravacycline over levofloxacin in the treatment of cUTI for those subjects with infections caused by quinolone-resistant pathogens by evaluation of clinical and microbiological response in the micro-ITT population at the PT visit.

Regulatory Filing Timeline

We expect to have top-line data from the Phase 3 cUTI clinical trial in mid-2015. If we successfully complete the trial when we anticipate, and it is successful, we expect to submit an NDA to the FDA by the end of 2015 and an MAA to the EMA in the first half of 2016. Our goal is to develop eravacycline to be the drug of choice for first-line empiric treatment of a wide variety of serious and life-threatening infections.

Phase 2 clinical trial of IV formulation in cIAI

In June 2012, we completed a global, multi-center, randomized, double-blind Phase 2 clinical trial to evaluate the efficacy, safety and pharmacokinetics of the IV formulation of eravacycline compared to ertapenem in patients with cIAI. We selected cIAI as the indication for the trial because we wanted to ensure that there would be a significant population of patients in the study with multidrug-resistant Gram-negative bacteria and because Gram-negative bacteria are prevalent in cIAI. We selected ertapenem as the comparison therapy because ertapenem is one of the antibiotics recommended by IDSA guidelines for the treatment of cIAI. We also established clinical sites in countries such as India, where multidrug-resistant Gram-negative pathogens have higher prevalence.

Trial Design. We enrolled 143 hospitalized patients with cIAI in the trial. These patients were randomized into three arms on a 2:2:1 basis: an arm in which patients received 1.5 mg/kg IV eravacycline administered once per day; an arm in which patients received 1.0 mg/kg IV eravacycline administered twice per day; and a control arm in which patients received 1.0 g IV ertapenem administered once per day, which is the standard dosing regimen for ertapenem.

Investigators obtained baseline intra-abdominal cultures at the time of operation and treated patients for a minimum of four days and a maximum of 14 days. The length of treatment for each patient was determined by the physician based on pre-set parameters. A TOC visit took place ten to 14 days after the last dose of drug was administered and a final or follow-up visit occurred within four to six weeks after the last dose of drug was administered.

Patient Disposition. Of the 143 patients in the trial, four did not receive drug. Two were excluded because of incorrect randomization, one withdrew consent for inclusion in the trial after randomization, and one was excluded for having received non-study antibiotics prior to the first dose. At least one pathogen or bacterium responsible for the cIAI was identified following enrollment in 119 of the 139 patients who received drug in the trial. We refer to this subset of patients as the microbiologically-modified intent-to-treat, or micro-MITT, patients. Of the 119 micro-MITT patients, 109 were deemed clinically evaluable based on key inclusion and exclusion criteria being validated and key visits and assessments having been performed. We refer to this subset of the micro-MITT patients as the microbiologically evaluable, or ME, patients. The 10 micro-MITT patients that were not considered clinically evaluable were not classified as ME patients as a result of their withdrawing consent, failing to complete the trial, failing to attend a TOC visit or having indeterminate results at the TOC visit. The primary endpoint of the trial was clinical response at the TOC visit in the ME patients. Clinical response was defined as complete resolution or significant improvement of signs or symptoms of infection with no further systemic antibiotic treatment required. Clinical response was also included as one of the secondary endpoints in the trial at the follow-up visit in the micro-MITT population.

Patient Demographics. Patient demographics were similar across all three trial arms except for APACHE scores as, at baseline, the patients in the 1.5 mg/kg dose group exhibited slightly higher APACHE scores than the other treatment groups. APACHE scores are a commonly used severity of disease scoring system, where a higher number means that the patient had more severe disease and higher risk of death. In the majority of the MITT patient population, complicated appendicitis was the diagnosed disease underlying the infections, which were being treated with the antibiotics in the trial. Other diseases including perforation of intestine, complicated diverticulitis, gastric/duodenal perforation and complicated cholecystitis, comprised the other diagnoses.

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

Investigators in the trial had the discretion to determine the period that patients remained on the applicable treatment. The mean duration of treatment in the trial was 6.1 days for the patients receiving 1.5 mg/kg IV eravacycline administered once per day; 5.6 days for the patients receiving 1.0 mg/kg IV eravacycline administered twice per day; and 6.0 days for the patients receiving 1.0 g IV ertapenem administered once per day.

The figure below shows the overall pathogen mix identified in the Phase 2 cIAI clinical trial. Of the pathogens isolated from the micro-MITT patients enrolled in the Phase 2 clinical trial, approximately 60% were members of the Enterobacteriaceae family. Micro-MITT patients in the trial were infected with an average of 1.8 pathogens. The Gram-negative aerobic pathogens occurring most frequently were Escherichia coli, Klebsiella pneumonia, Klebsiella oxytoca, Pseudomonas aeruginosa, Acinetobacter baumannii complex and Morganella morganii. The Gram-positive aerobic pathogens occurring most frequently were Streptococcus spp., Enterococcus faecalis and Staphylococcus aureus. The anaerobic pathogens occurring most frequently were Bacteroides fragilis and Clostridium spp.

Of particular importance in the trial results was the performance of eravacycline against confirmed drug-resistant Gram-negative pathogens as well as other challenging Gram-negative pathogens. Due to the global, multi-center nature of the trial and our emphasis on sites in known geographic “hot spots” for multidrug-resistant Gram-negative bacteria, 25% of the Gram-negative pathogens identified in micro-MITT patients were confirmed to be multidrug-resistant as a result of being ESBL-positive and/or carbapenem-resistant. The figure below shows that the patients cured with eravacycline in the Phase 2 cIAI clinical trial had 23 confirmed multidrug-resistant Gram-negative pathogens.

Safety and Tolerability. In the Phase 2 clinical trial, eravacycline demonstrated a comparable safety and tolerability profile to ertapenem. No patients in the trial suffered any serious adverse events that were found to be related to eravacycline, and the percentage of patients in the trial arms that experienced treatment emergent adverse events, or TEAEs, were similar. In addition, gastrointestinal adverse events known to be associated with tetracyclines such as nausea and emesis, occurred at low rates in the eravacycline arms that were similar to the rates for the ertapenem arm. Adverse events associated with infusion sites were limited and similar in all treatment groups.

Pharmacokinetics. Patients in the Phase 2 clinical trial were subjected to pharmacokinetic sampling during the period of treatment to enable us to assess plasma exposure levels of eravacycline in the trial. The mean area under the curve, or AUC, was 4,349.9 ng*h/mL (50% CV) for the 1.5 mg/kg dose of eravacycline administered every 24 hours (n=48) and 3,240.7 ng*h/mL (53.5% CV) for the 1.0 mg/kg dose of eravacycline administered every 12 hours (n=51). The Cmax, which refers to the maximum observed peak plasma concentration, was 1,445.6 ng/mL (80.8% CV) for the 1.5 mg/kg dose of eravacycline administered every 24 hours and 952.6 ng/mL (79.8% CV) for the 1.0 mg/kg dose of eravacycline administered every 12 hours.

Efficacy for tetracycline-class molecules is driven by the ratio of AUC to MIC. MIC refers to minimum inhibitory concentration, which is the minimum concentration of an antibiotic needed to inhibit the growth of an organism. In the Phase 2 clinical trial, we measured AUC for the 12 hours following dosing. As a result, in order to understand the AUC of the dose groups we studied in the trial over the 24 hours following dosing, we relied on modeling to predict the AUC of eravacycline in differing dose sizes and schedules over the 24 hours following dosing. We believe that these estimated AUCs for eravacycline are supportive of eravacycline’s potential to treat multidrug-resistant Gram-negative and other bacteria.

Phase 1 clinical trials of IV formulation

We studied the IV formulation of eravacycline in several Phase 1 clinical trials in a total of 140 healthy volunteers and at doses ranging from 0.1 mg/kg to 3.0 mg/kg. No serious adverse events were reported during the Phase 1 clinical trials and no clinically significant dose-related safety signals were reported. As expected in this class of antibiotics, transient gastrointestinal adverse events such as nausea and emesis were observed at the higher dose levels in the Phase 1 clinical trials. Additionally, pharmacokinetic data demonstrates that eravacycline achieves high concentration levels in the blood and urine.

Phase 1 clinical trials of oral formulation

In order to assess the potential for eravacycline to be developed as an orally administered drug, we conducted a Phase 1 single ascending dose clinical trial in 2010, a Phase 1 multiple ascending dose clinical trial in 2011 and a second Phase 1 multiple ascending dose clinical trial in 2013. In each of these trials, we evaluated the compound for safety, tolerability and pharmacokinetics. In these trials the oral formulation of eravacycline achieved drug levels equivalent to those in the patients that received IV infusions of 1.5 mg/kg of eravacycline once per day in our Phase 2 cIAI clinical trial. As part of the Phase 1 clinical trials, we evaluated the impact of food and fasting on the absorption of orally administered eravacycline and observed a significant food effect. As a result, we focused our development efforts on patients in a fasted state.

Across the Phase 1 studies of the oral formulation, the most common adverse events reported were nausea and emesis. Doses up to 300 mg once daily were well tolerated with all adverse events mild to moderate in intensity. A single daily dose of 400 mg was not tolerated due to gastrointestinal-related adverse events.

In the second Phase 1 multiple ascending dose clinical trial, oral doses of 200 mg and 250 mg provided twice-daily were well tolerated. The Day 7 mean AUC was 4520 ng*h/mL (43% CV) for the 200 mg twice-daily dose of eravacycline and 6200 ng*h/mL (17% CV) for the 250 mg twice-daily dose of eravacycline. The Cmax was 261 ng/mL (47% CV) for the 200 mg twice-daily dose of eravacycline and 398 ng/mL (14% CV) for the 250 mg twice-daily dose of eravacycline.

We carried out extensive modeling of the IV and oral pharmacokinetic data from our clinical trials of eravacycline in order to establish an oral transition therapy dose following IV administration. Based on our modeling results of eravacycline, we believe that a twice-daily dose of either 200 mg or 250 mg of oral eravacycline will achieve plasma exposure levels equivalent to those resulting from daily administration of the IV formulation of eravacycline at 1.5 mg/kg and that a twice per day oral dosage form of eravacycline can be developed to permit oral transition therapy treatment of serious infections. As these twice-daily oral doses of 200 mg and 250 mg were safe and well tolerated in the second Phase 1 MAD clinical trial, we evaluated these doses in the lead-in portion of the Phase 3 clinical trial of eravacycline with IV-to-oral transition therapy for the treatment of cUTI.

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

In Vitro Activity Against Gram-negative Bacteria

The figure below summarizes the in vitro activity of eravacycline and various antibiotics commonly used in hospitals today for the treatment of Gram-negative bacteria in panels that included 1,059 Gram-negative isolates. In each panel, isolates of a single species of bacteria were separately treated with each of the antibiotics in the study. The number specified in the table below for each species of bacteria indicates the number of isolates of that species that were included in the studies. The bacteria selected for evaluation were chosen because they are commonly found in serious hospital infections.

As shown in the figure, eravacycline demonstrated potent, broad-spectrum Gram-negative antibacterial activity. In the majority of instances, the MIC90 of eravacycline was equivalent to or lower than the MIC90 values of the other antibiotics studied for each bacterium. Key observations from these in vitro studies include:

•	Eravacycline had MIC90 values of under 2 µg/mL against clinical isolates of E. cloacae, A. baumannii, K. pneumoniae, including ESBL-producing and carbapenem-resistant isolates, C. freundii, S. maltophilia, M. morganii, P. vulgaris, P. stuartii, and K. oxytoca.

•	Eravacycline was twice as potent as the next most active comparator, tigecycline, against A. baumannii in a panel that was 44% resistant to carbapenems, 53% resistant to tetracyclines and 64% resistant to fluoroquinolones.

•	Eravacycline was four times more potent than tigecycline against ESBL-producing K. pneumoniae isolates.

•	83%, 29%, and 43% of the isolates were fully resistant to fluoroquinolones, carbapenems and gentamicin, respectively.

•	Isolates of Proteus mirabilis, one of the proteeae species included in the figure above, were two times more susceptible to eravacycline (MIC90 of 4 µg/mL) than to tigecycline.

•	P. aeruginosa isolates were largely not susceptible to eravacycline (MIC90 of 16 µg/mL) or tigecycline (MIC90 in excess of 16 µg/mL).

The figure below further demonstrates the potent activity of eravacycline against Gram-negative bacteria, including multidrug-resistant Gram-negative pathogens, in comparison to commonly used antibiotic treatments. This surveillance study was conducted using over 4,000 patient bacterial isolates collected in New York City from November 2013 through January 2014, and was published in the Antimicrobial Agents and Chemotherapy Journal in December 2014.

In Vitro Activity Against Gram-positive Bacteria

The figure below summarizes the in vitro activity of eravacycline and various antibiotics commonly used in hospitals today for the treatment of Gram-positive bacteria in panels that included 762 Gram-positive isolates. The bacteria selected for evaluation were chosen because they are commonly found in serious hospital infections.

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

In Vitro Activity Against Anaerobic Bacteria

The figure below summarizes the in vitro activity of eravacycline and various antibiotics commonly used in hospitals today for the treatment of anaerobic bacteria in panels that included 190 anaerobic isolates. The bacteria selected for evaluation were chosen because they are commonly found in serious hospital infections.

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

The Company has received funding for its lead product candidate, eravacycline, under an award from BARDA. In January 2012, BARDA awarded to CUBRC a five-year contract that provides a total of up to $67 million in funding for the development, manufacturing and clinical evaluation of eravacycline as a potential empiric countermeasure for respiratory diseases caused by biothreat and antibiotic-resistant public health pathogens, including Francisella tularensis, which causes tularemia, Yersinia pestis, which causes plague, and Bacillus anthracis, which causes anthrax disease, as well as bacterial pathogens associated with moderate-to-severe community-acquired bacterial pneumonia and other serious hospital infections. The funding under the

BARDA Contract is also being used for certain activities in the development of eravacycline to treat certain infections caused by life-threatening multidrug-resistant bacteria. Under this program, we have conducted a number of in vitro, toxicology and animal studies to evaluate the efficacy of eravacycline against biothreat pathogens. Eravacycline has performed as well as, or better than, standard-of-care comparators in studies in murine respiratory infection models challenged with public health pathogens. In addition we have also completed a Phase 1 clinical trial assessing the bronchial pulmonary disposition, safety and tolerability of eravacycline, the first clinical assessment of its potential use for treating pneumonia. In connection with the BARDA Contract, in February 2012, we entered into with CUBRC a five-year cost-plus-fixed-fee subcontract under which we may receive funding of up to approximately $39.8 million, reflecting the portion of the BARDA funding that may be paid to us for our activities.

Although the BARDA Contract, and our subcontract with CUBRC under the BARDA Contract, have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is $31.0 million from the initial contract date through September 9, 2016, of which $16.4 million had been received through December 31, 2014. If BARDA continues to support the program under the contract for the full five-year term, we believe BARDA funding for this program will be sufficient to provide the funds to advance eravacycline through enabling studies for an NDA, and to potentially support the development of eravacycline for other indications.

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

Candidate	Indication	Status
Eravacycline	cIAI (IV)	Top-line Phase 3 results reported
	cUTI (IV/oral)	Phase 3 started first quarter of 2014
	Pneumonia (IV)	Phase 1 completed
TP-271	Bacterial biothreats	IND submission planned in 2015
TP-6076	Multidrug-resistant Gram- negative infections	IND-enabling studies ongoing

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

In our development program for TP-271, we have conducted a number of in vitro, toxicology and animal studies to evaluate the efficacy of TP-271 against biothreat pathogens. TP-271 has performed as well as, or better than, standard-of-care comparators in studies in murine respiratory infection models challenged with public health pathogens. In susceptibility studies, TP-271 also demonstrated broad-spectrum activity against NIAID Category A and B public health bacterial pathogens including Francisella tularensis, Yersinia pestis, Burkholderia mallei, Burkholderia pseudomallei, Bacillus anthracis, and NIAID Category C public health bacterial pathogens (in vitro and in vivo) that are associated with CABP, including Streptococcus pneumoniae, including multidrug-resistant pneumococci, Staphylococcus aureus (methicillin-susceptible and methicillin-resistant), Haemophilus influenzae, Moraxella catarrhalis and Legionella pneumophila, including strains that are tetracycline-resistant. Given our progress on TP-271, we expect to submit an investigational new drug, or IND, application with the FDA for TP-271 in 2015.

Funding for TP-271 is covered by two awards from NIAID. The first award is a grant awarded to CUBRC in July 2011 that provides up to approximately $2.8 million in funding over five years, which we refer to as the NIAID Grant. The second award is a contract awarded to CUBRC in September 2011 that provides up to approximately $35.8 million in funding over five years. The NIAID Grant and the NIAID Contract each support the development, manufacturing and clinical evaluation of TP-271 for respiratory diseases caused by biothreat and antibiotic-resistant public health pathogens, including Francisella tularensis, Yersinia pestis and Bacillus anthracis, as well as bacterial pathogens associated with community-acquired bacterial pneumonia.

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

Although the NIAID Contract and our subcontract with CUBRC under the NIAID Contract have five-year terms, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond September 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID Contract is $8.3 million, of which $7.1 million had been received through December 31, 2014. In addition, although the NIAID Grant has a term of five years and our subaward from CUBRC has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond May 31, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subaward with respect to the NIAID Grant is $0.8 million from the initial grant date through May 31, 2016, of which $0.7 million had been received through December 31, 2014. If NIAID continues to support the program for the full term, we believe NIAID funding for our TP-271 program will provide funding sufficient to advance TP-271 into Phase 1 clinical trials.

Second-generation Gram-negative Program

We are using our proprietary chemistry technology to pursue the discovery and development of tetracycline-derived compounds effective against the most urgent multidrug-resistant Gram-negative bacterial health threats identified by the CDC, in a September 2013 report. Pathogens targeted include carbapenem-resistant variants of Klebsiella pneumoniae, Acinetobacter baumanni, Escherichia coli and Pseudomonas aeruginosa. We have generated compounds that have demonstrated potent activity against a broad range of these multidrug-resistant Gram-negative pathogens. We have identified TP-6076 as a lead preclinical candidate from these compounds and began IND-enabling studies during the fourth quarter of 2014.

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

We are currently developing our lead product candidate, eravacycline, as a broad-spectrum IV and oral antibiotic for use as a first-line empiric monotherapy for the treatment of serious and life-threatening infections, including a wide variety of multidrug-resistant infections. Assuming the successful completion of clinical trials and receipt of regulatory approvals, we intend to directly commercialize eravacycline in the United States. We currently have limited marketing capabilities and no sales or distribution capabilities. We intend to build a commercial organization in the United States and recruit experienced marketing, sales and medical education professionals and to develop a commercial strategy to target institutions with the greatest use of drugs for multidrug-resistant serious and life-threatening infections. We expect that our sales force will focus on educating hospital and institution-based physicians, nurses, pharmacy directors and payers about the benefits of eravacycline for the product’s approved indications.

If we complete the pivotal portion of IGNITE 2 when we anticipate, and it is successful, we expect to submit an NDA to the FDA by the end of 2015 and an MAA to the EMA in the first half of 2016. Our current plan is to develop and commercialize eravacycline outside the United States with collaborators.

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

As of March 2, 2015, we owned five U.S. patents, thirteen foreign patents, six pending U.S. patent applications and 55 pending foreign patent applications in Europe and 17 other jurisdictions. In addition we have exclusively licensed from Harvard University rights under eight U.S. patents, 18 foreign patents, two pending U.S. patent applications and 18 pending foreign patent applications in Europe and ten other jurisdictions. Certain of our patents and patent applications are directed to the composition of matter and/or use of eravacycline and applications are pending in the United States, Europe, Japan and other countries.

Tetraphase-Owned Intellectual Property Relating to Eravacycline and Other Compounds Under Development

We have patent applications directed to the composition of matter and/or use of eravacycline and other fluorocyclines, such as TP-271, pending in the United States, Europe, Japan and other countries. Patents specific to the composition and/or use of eravacycline have been granted in the United States, Europe, Australia, China, Colombia, Japan, Mexico, New Zealand, Hong Kong, Taiwan and Singapore. The granted patents have an expiration date of August 7, 2029, and any patents that may issue from the pending applications will also have an expiration date of August 7, 2029, absent any term extensions or adjustments that may be available. The term of one of the U.S. patents has received 508 days of patent term adjustment under the America Invents Act.

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

Trademark Applications Relating to the Company Name and Logo

In December 2014 we filed four intent-to-use trademark applications at the United States Patent and Trademark Office relating to the Company Name, the Company Logo and combinations of the Company Name and Logo.

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

In consideration for the rights granted to us by Harvard under the license agreement, as of December 31, 2014, we have paid Harvard an aggregate of $3.8 million in upfront license fees and development milestone payments, and issued 31,379 shares of our common stock to Harvard. In addition, we have agreed to make payments to Harvard upon the achievement of specified future development and regulatory milestones totaling up to $15.1 million for each licensed product candidate ($3.1 million of which has already been paid with respect to eravacycline), and to pay tiered royalties in the single digits based on annual worldwide net sales, if any, of licensed products by us, our affiliates and sublicensees. We are also obligated to pay Harvard a specified share of non-royalty sublicensing revenues that we receive from sublicensees for the grant of sublicenses under the license and to reimburse Harvard for specified patent prosecution and maintenance costs.

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

Government Contracts

Eravacycline

We received funding for eravacycline under an award from BARDA. In January 2012, BARDA awarded a five-year contract that provides a total of up to $67 million in funding that BARDA awarded to CUBRC in January 2012. The contract contemplates that CUBRC will collaborate with us on the development, manufacturing and clinical evaluation of a novel broad-spectrum tetracycline antibiotic with potential as an empiric countermeasure for respiratory diseases caused by biothreat and antibiotic-resistant public health pathogens, including Francisella tularensis, which causes tularemia, Yersinia pestis, which causes plague, and Bacillus anthracis, which causes anthrax disease, as well as bacterial pathogens associated with moderate-to-severe CABP and other serious hospital infections. The funding under the BARDA Contract is also being used for certain activities in the development of eravacycline to treat certain infections caused by life-threatening multidrug-resistant bacteria. In connection with the BARDA Contract, in February 2012, we entered into a five-year cost-plus-fixed-fee subcontract with CUBRC under which we may receive funding of up to approximately $39.8 million, reflecting the portion of the BARDA funding that may be paid to us for our activities.

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

NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond May 31, 2016 in the case of the NIAID Grant, and September 30, 2016 in the case of the NIAID Contract, and CUBRC has a right to terminate its subcontract with, or subaward to, us only to the extent that NIAID first cancels the corresponding portions of CUBRC’s prime contract or award.

We retain rights to terminate the subcontract if CUBRC breaches the subcontract, subject in certain cases to CUBRC’s failure to cure such breach, or by written notice to CUBRC, effective upon CUBRC’s negotiation of a corresponding termination of CUBRC’s obligations to NIAID.

Research and Development Expenses

For the years ended December 31, 2014, 2013 and 2012, we incurred $61.9 million, $31.5 million, and $17.3 million in expenses on research and development activities.

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

We believe the key competitive factors that will affect the development and commercial success of our most advanced product candidate, eravacycline, if approved, will be efficacy, coverage of drug-resistant strains of bacteria, safety and tolerability profile, reliability, convenience of dosing, including capability for IV-to-oral transition therapy, price, availability of reimbursement from governmental and other third-party payers and susceptibility to drug resistance.

We are developing eravacycline as a broad-spectrum IV and oral antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including multidrug-resistant Gram-negative infections. If approved, eravacycline would compete with a number of currently marketed antibiotics, including meropenem, which is marketed by AstraZeneca as Merrem, imipenem/cilastatin, which is marketed by Merck & Co., or Merck, as Primaxin, tigecycline, which is marketed by Pfizer as Tygacil, levofloxacin, which is marketed by Ortho-McNeil and Johnson & Johnson as Levaquin, piperacillin/tazobactam, which is marketed by Pfizer as Zosyn, ceftolozane/tazobactam, which is marketed by Merck/Cubist as Zerbaxa, and ceftazidime/avibactam, which is marketed by Allergan, Inc. and AstraZeneca as Avycaz, as well as antibiotics currently under FDA review or in Phase 3 development, including meropenem/RPX7009, which is being developed by The Medicines Company as Carbavance, and plazomicin, which is being developed by Achaogen, Inc. We also expect that eravacycline, if approved, would compete with future generic versions of currently marketed antibiotics.

If approved, we believe that eravacycline would compete effectively against these compounds on the basis of:

•	broad-spectrum activity against a wide variety of multidrug-resistant Gram-negative, Gram-positive and anaerobic bacteria;

•	lower probability of drug resistance;

•	a favorable safety and tolerability profile;

•	a convenient dosing regimen; and

•	potentially, convenient IV-to-oral transition therapy.

Recent Changes in the Regulatory Landscape

The FDA’s Anti-Infective Drugs Division has undergone evolution in recent years, primarily driven by concerns that increasingly less effective antibiotics may have been approved in the last 10 to 15 years and a desire to bring what they perceive to be greater statistical rigor to their analyses. The impact of this was a rethinking of how antibiotic efficacy is measured in clinical trials, and a review of the statistical tools used to analyze the data. In February 2015, the FDA published guidance entitled “Guidance for Industry Complicated Urinary Tract Infections: Developing Drugs for Treatment” and guidance entitled “Guidance for Industry Complicated Intra-Abdominal Infections: Developing Drugs for Treatment.” The purpose of these guidelines was to address any uncertainties regarding what the FDA expected from sponsors and clinical trials for the indications of cUTI and cIAI.

There are several additional legislative initiatives under consideration in the U.S. Congress, such as the ADAPT Act which would provide a pathway for approval of antibiotics in limited populations of patients with few or no suitable treatment options, the DISARM Act which would designate certain novel antibiotics used to treat serious bacterial infections to receive higher Medicare reimbursement, and an amendment to the GAIN Act which would allow successful QIDP sponsors to transfer up to one year of exclusivity to another product, including products marketed by other companies. These three initiatives have been recently re-introduced as part of the 21st Century Cures discussion document and have not been approved.

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

Qualified Infectious Disease Product Exclusivity

Under the GAIN provisions of FDASIA, which was signed into law in July 2012, the FDA may designate a product as a “qualified infectious disease product,” or QIDP. In order to receive this designation, a drug must qualify as an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by either (1) an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens, or (2) a so-called “qualifying pathogen” found on a list of potentially dangerous, drug-resistant organisms to be established and maintained by the FDA under the new law. A sponsor must request such designation before submitting a marketing application. We obtained a QIDP designation for the IV formulation of eravacycline for cUTI and cIAI in July 2013 and expect to request QIDP designations for our other product candidates prior to submitting a marketing application for such product candidates, as appropriate.

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

Employees

As of February 28, 2015, we had 55 full-time employees, 38 of whom were primarily engaged in research and development activities. A total of 23 employees have an M.D. or Ph.D. degree. None of our employees is represented by a labor union and we consider our employee relations to be good.

Executive Officers

The following table lists the positions, names and ages of our executive officers as of February 28, 2015:

Executive Officers

Guy Macdonald	56 President and Chief Executive Officer, Director
David C. Lubner	50 Senior Vice President and Chief Financial Officer
Patrick T. Horn, M.D., Ph.D.	60 Chief Medical Officer
J. Craig Thompson	48 Chief Operating Officer
Maria Stahl*	44 Senior Vice President and General Counsel

*	Ms. Stahl commenced employment with us on March 4, 2015.

Guy Macdonald has served as our President and Chief Executive Officer and a member of our board of directors since January 2008. From August 2003 until January 2008, Mr. Macdonald served as Executive Vice President, Operations, of Idenix Pharmaceuticals, Inc., a biopharmaceutical company. Prior to joining Idenix, he served in various positions at Merck & Co., Inc., a pharmaceutical company, from 1981 to 2003, most recently serving as the Vice President for Anti-Infective and Hospital Products. Mr. Macdonald currently serves as

Chairman of the board of directors of Spring Bank Pharmaceuticals, Inc., a privately held company, and as a member of the Board of Directors for Synexis, Inc., a publicly-traded company. Mr. Macdonald received an Honours Degree in biochemistry from Dundee University in Dundee, Scotland.

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

J. Craig Thompson has served as our Chief Operating Officer since February 2014. From January 2011 to December 2013, Mr. Thompson served as Chief Commercial Officer with Trius Therapeutics, Inc., a biopharmaceutical company. From 2003 to December 2010, Mr. Thompson served in various global and U.S. commercial roles with Pfizer Inc., a pharmaceutical and consumer healthcare company, most recently as Vice President of Marketing for Pfizer’s Specialty Care Business Unit. From 1992 to 2003, Mr. Thompson served in positions of increasing responsibility at Merck & Co., Inc., where he most notably worked on the commercial planning and marketing activities for the company’s anti-infectives as well as on major cardiovascular brands. Mr. Thompson received a Bachelor’s degree in Commerce from McMaster University and an MBA from the University of Notre Dame.

Maria Stahl has served as our Senior Vice President and General Counsel since March 2015. From October 2010 to August 2014, Ms. Stahl served in several capacities at Idenix Pharmaceuticals, Inc., a biotechnology company, most recently as Senior Vice President, General Counsel. Prior to rejoining Idenix in October 2010, Ms. Stahl served as General Counsel of Zipcar, Inc., a car sharing company, from November 2009 to October 2010. From February 2005 to February 2007, Ms. Stahl served as Vice President, Corporate Counsel of Capital Crossing Bank. Prior to that, Ms. Stahl was at Wilmer Cutler Pickering Hale and Dorr LLP. Ms. Stahl received a B.A. from Providence College and a J.D. from Yale Law School.

Available Information

We file reports and other information with the Securities and Exchange Commission as required by the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. You can find, copy and inspect information we file at the SEC’s Public Reference Room, which is located at 100 F Street, N.E., Room 1580, Washington, DC 20549, on official business days during the hours of 10:00 a.m. to 3:00 p.m. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the SEC’s Public Reference Room. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s web site at http://www.sec.gov.

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

We have incurred annual net operating losses in every year since our inception. Our net loss was $66.7 million for the year ended December 31, 2014, $29.6 million for the year ended December 31, 2013 and $15.1 million for the year ended December 31, 2012. As of December 31, 2014, we had an accumulated deficit of $186.5 million. We have not generated any product revenues and have financed our operations primarily through the public offering and private placements of our equity securities, debt financings and revenue from U.S. government awards. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect that our expenses will increase substantially as we continue our ongoing Phase 3 clinical trial of our lead product candidate, eravacycline, for the treatment of patients with complicated urinary tract infections, or cUTI, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, conduct pre-commercialization and launch-related activities for eravacycline, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. If we obtain marketing approval of eravacycline, we also expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Our expenses also will increase if and as we:

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize, eravacycline, which will require us to be successful in a range of challenging activities, including:

•	conducting and successfully completing our Phase 3 clinical trial of eravacycline for the treatment of cUTI;

•	applying for and obtaining marketing approval for eravacycline;

•	protecting and maintaining our rights to our intellectual property portfolio related to eravacycline;

•	contracting for the manufacture of commercial quantities of eravacycline; and

•	establishing sales, marketing and distribution capabilities to effectively market and sell eravacycline.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect that our expenses will increase substantially as we continue our ongoing Phase 3 clinical trial of eravacycline for the treatment of cUTI, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, conduct pre-commercialization and launch-related activities for eravacycline, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. We expect that the total external costs of our Phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI will be approximately $65.0 million to $75.0 million. If we obtain marketing approval for eravacycline or any other product candidate that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing.

We believe that our available funds will enable us to fund our current operating plan and capital expenditure requirements into at least the third quarter of 2016. We believe that our available funds will be sufficient to enable us to obtain top-line data from our ongoing Phase 3 clinical trial of eravacycline for the treatment of cUTI, submit a new drug application, or NDA, to the FDA for eravacycline and to perform pre-commercialization activities for eravacycline. We expect that these funds will not, however, be sufficient to enable us to commercially launch eravacycline. As a result, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

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

Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the timing and costs of our ongoing Phase 3 clinical trial of eravacycline for the treatment of cUTI;

•	manufacturing costs related to regulatory filings and anticipated commercial launch;

•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our other product candidates and potential product candidates;

•	the amount of funding that we receive under our subcontracts awarded to us by our collaborator CUBRC, Inc., or CUBRC, under its government contracts with the Biomedical Advanced Research and Development Authority, or BARDA, and with the National Institutes of Health’s, or NIH’s, National Institute of Allergy and Infectious Diseases, or NIAID, and under our subaward from CUBRC under its grant from NIAID, and the activities funded under these contracts;

•	the number and characteristics of product candidates that we pursue;

•	the timing and costs of developing eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the costs of commercialization activities for eravacycline and other product candidates if we receive marketing approval, including the timing and costs of establishing product sales, marketing, distribution and manufacturing capabilities;

•	revenue received from commercial sales of eravacycline, subject to receipt of marketing approval;

•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;

•	the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including milestone and royalty payments and patent prosecution fees that we are obligated to pay to Harvard pursuant to our license agreement;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and

•	the extent to which we in-license or acquire other products and technologies.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Currently, our only external source of funds is funding under subcontracts and a subaward awarded to us by CUBRC pursuant to government contracts from BARDA and NIAID and a grant from NIAID. Although the BARDA contract, and our subcontract with CUBRC under the BARDA contract, have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is $31.0 million from the initial contract date through September 9, 2016, of which $16.4 million had been received through December 31, 2014.

Similarly, although the NIAID contract and our subcontract with CUBRC under the NIAID contract have five-year terms, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond September 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID contract is $8.3 million, of which $7.1 million had been received through December 31, 2014. In addition, although the NIAID grant has a term of five years and our subaward from CUBRC has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond May 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subaward with respect to the NIAID grant is $0.8 million from the initial grant date through May 30, 2016, of which $0.7 million had been received through December 31, 2014.

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

We began operations in the third quarter of 2006. Our operations to date have been limited to financing and staffing our company, developing our technology and developing eravacycline and other product candidates. We have not yet demonstrated an ability to obtain marketing approval, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources in the development of eravacycline for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections. Our prospects are substantially dependent on our ability to develop, obtain marketing approval for and successfully commercialize eravacycline. The success of eravacycline will depend on several factors, including the following:

•	successful completion of clinical trials;

•	successful manufacturing of registration batches for regulatory filings for eravacycline;

•	timely filing for and receipt of marketing approvals from applicable regulatory authorities;

•	establishment of arrangements with third-party manufacturers to obtain manufacturing supply;

•	obtainment and maintenance of patent and trade secret protection and regulatory exclusivity;

•	protection of our rights in our intellectual property portfolio;

•	commercial launch of eravacycline, if and when approved, whether alone or in collaboration with others;

•	acceptance of eravacycline, if and when approved, by patients, the medical community and third-party payors;

•	competition with other therapies; and

•	a continued acceptable safety profile of eravacycline following approval.

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

The clinical development of eravacycline and other product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to achieve efficacy in a trial or across a broad population of patients, the occurrence of severe adverse events, failure to comply with protocols or applicable regulatory requirements, and determination by the FDA or any comparable foreign regulatory authority that a drug product is not approvable. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, although eravacycline achieved favorable results in the lead-in part of our Phase 3 clinical trial in cUTI, we may nonetheless fail to achieve success in our Phase 3 clinical trial for eravacycline for the treatment of cUTI.

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

The inclusion and exclusion criteria for our ongoing Phase 3 clinical trial of eravacycline for the treatment of cUTI may adversely affect our enrollment rates for patients in this trial. Additionally, if we enroll an insufficient number of micro-ITT patients in the trial, we will need to enroll more patients than planned. In addition, many of our competitors also have ongoing clinical trials for product candidates that treat the same indications as eravacycline, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

In our clinical trials of eravacycline, some treatment-related adverse events have been reported. The most common treatment-related adverse events observed in clinical trials of eravacycline have been nausea and emesis. Additional adverse events, undesirable side effects or other unexpected properties of eravacycline or any of our other product candidates could arise or become known either during clinical development or, if approved, after the approved product has been marketed. If such an event occurs during development, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, eravacycline or our other product candidates. If such an event occurs after eravacycline or such other product candidates are approved, a number of potentially significant negative consequences may result, including:

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

There are a variety of available therapies marketed for the treatment of multidrug-resistant infections that we would expect would compete with eravacycline, including meropenem, which is marketed by AstraZeneca as Merrem, imipenem/cilastatin, which is marketed by Merck as Primaxin, tigecycline, which is marketed by Pfizer as Tygacil, levofloxacin, which is marketed by Ortho-McNeil and Johnson & Johnson as Levaquin, piperacillin/tazobactam, which is marketed by Pfizer as Zosyn and ceftolozane/tazobactam, which is marketed by Merck/

Cubist as Zerbaxa. Many of the available therapies are well established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. If eravacycline is approved, it may be priced at a significant premium over other competitive products. This may make it difficult for eravacycline to compete with these products.

There are also a number of products either currently under FDA review or in Phase 3 development by third parties to treat multidrug-resistant infections, including ceftazidime/avibactam, which is being developed by Allergan Inc. and AstraZeneca plc, meropenem/RPX7009, which is being developed by The Medicines Company as Carbavance, and plazomicin, which is being developed by Achaogen, Inc. If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than we do, it could result in our competitors establishing a strong market position before we are able to enter the market.

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

We do not currently have nor do we plan to build the internal infrastructure or capability to manufacture eravacycline or our other product candidates for use in the conduct of our clinical trials or for commercial supply. We currently rely on and expect to continue to rely on third-party contract manufacturers to manufacture clinical supplies of eravacycline and our other product candidates, and we expect to rely on third party contract manufacturers to manufacture registration batches and commercial quantities of any product candidate that we commercialize following approval for marketing by applicable regulatory authorities. Reliance on third-party manufacturers entails risks, including:

•	delays in the manufacture of our registration batches and commercial supply if our third-party manufacturers give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreement between us;

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us;

•	the possible breach of the manufacturing agreement by the third party;

•	the failure of the third-party manufacturer to comply with applicable regulatory requirements; and

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how.

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

Although our operations are based in the United States, we conduct business outside the United States and expect to continue to do so in the future. For instance, many of the sites at which our clinical trial is being conducted are outside the United States. In addition, we plan to seek approvals to sell our products in foreign countries. Any business that we conduct outside the United States will be subject to additional risks that may materially adversely affect our ability to conduct business in international markets, including:

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

As an example, some of the sites in our ongoing Phase 3 clinical trial of eravacycline are located in Ukraine and Russia and we expect a considerable portion of the patients enrolled in the clinical trial to be from Ukraine and Russia. If the dispute between Ukraine and Russia were to further destabilize the region, our ability to conduct and complete our Phase 3 clinical trial on a timely basis could be impacted, and our business, financial condition and results of operations could be materially adversely affected.

Risks Related to Our Common Stock

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

Our stock price may be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, our stock traded within a range of a high price of $44.55 per share and a low price of $6.62 per share for the period beginning March 20, 2013, our first day of trading on the NASDAQ Global Select Market, through February 28, 2015. As a result of this volatility, investors may not be able to sell their common stock at or above the prices they paid for it. The market price for our common stock may be influenced by many factors, including:

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

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our ability to produce accurate financial statements and on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us, on an annual basis beginning in 2014, to review and evaluate our internal controls. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we have been engaged in a process to document and evaluate our internal control over financial reporting, which has been both costly and challenging. In this regard, we will need to continue to dedicate internal resources, continue to engage outside consultants and adopt a detailed work plan to continue to assess and document the adequacy of internal control over financial reporting, continue to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. There is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

We lease our principal facilities, which consist of approximately 38,902 square feet of office, research and laboratory space located at 480 Arsenal Street, Watertown, Massachusetts. The leases covering this space expire on November 30, 2016. We believe that our existing facilities are sufficient for our current needs for the foreseeable future.

ITEM 3.	Legal Proceedings

We are not currently a party to any material legal proceedings.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price Information

Our common stock began trading on the NASDAQ Global Select Market on March 20, 2013 under the symbol “TTPH”. Prior to that date, there was no established public trading market for our common stock. The following table sets forth, for the periods indicated, the high and low intraday sales prices of our common stock as reported by the NASDAQ Global Select Market:

	High	Low
2014
First Quarter	$17.74	$9.85
Second Quarter	$14.05	$8.01
Third Quarter	$20.62	$10.03
Fourth Quarter	$41.83	$19.55

	High	Low
2013
First Quarter from and after March 20, 2013	$7.50	$6.62
Second Quarter	$9.66	$7.00
Third Quarter	$11.77	$7.04
Fourth Quarter	$13.89	$9.85

Holders

At February 28, 2015, there were approximately 10 holders of record of our common stock. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

Unregistered Sales of Equity Securities

On December 19, 2014, we issued to an affiliate of Oxford Finance (“Oxford Finance”) 20,488 shares of our common stock pursuant to the cashless exercise feature of warrants we had granted to Oxford Finance on May 16, 2011. Warrants to purchase 6,336 shares of common stock were cancelled as payment for the aggregate exercise price of the warrants. We received no cash proceeds from the issuance of these shares upon exercise of the warrants.

On December 19, 2014, we issued to Oxford Finance 12,703 shares of our common stock pursuant to the cashless exercise feature of warrants we had granted to Oxford Finance on December 20, 2012. Warrants to purchase 3,928 shares of common stock were cancelled as payment for the aggregate exercise price of the warrants. We received no cash proceeds from the issuance of these shares upon exercise of the warrants.

On December 19, 2014, we issued to Oxford Finance 6,146 shares of our common stock pursuant to the cashless exercise feature of warrants we had granted to Oxford Finance on February 28, 2013. Warrants to purchase 1,901 shares of common stock were cancelled as payment for the aggregate exercise price of the warrants. We received no cash proceeds from the issuance of these shares upon exercise of the warrants.

These warrants were granted, and the shares of common stock were issued upon exercise of these warrants, in reliance upon the exemption from the registration requirements of the Securities Act provided by Sections 3(a)(9) and 4(a)(2) of the Securities Act. No underwriters were involved in such issuances, and no commissions were paid in connection with such issuances.

Use Of Proceeds

We effected the initial public offering, or IPO, of our common stock through a Registration Statement on Form S-1 (File No. 333-186574) that was declared effective by the Securities and Exchange Commission on March 19, 2013. As of December 31, 2014, we had used all of the net proceeds from the IPO to fund the clinical development of eravacycline and for working capital, capital expenditures and other general corporate purposes. There was no material change in our planned use of proceeds from the IPO from that described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) on March 20, 2013.

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

	3/20/13	3/31/13	6/30/13	9/30/13	12/31/13	3/31/14	6/30/14	9/30/14	12/31/14
Tetraphase Pharmaceuticals	$100.00	$101.00	$100.43	$162.57	$193.14	$155.57	$192.71	$285.00	$567.29
NASDAQ Composite Index	$100.00	$100.41	$104.58	$115.90	$128.34	$129.03	$135.46	$130.08	$145.54
NASDAQ Biotechnology Index	$100.00	$102.51	$111.35	$134.43	$145.52	$151.62	$164.98	$175.58	$195.14

ITEM 6.	Selected Financial Data

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

The consolidated statement of operations data for each of the three years in the period ended December 31, 2014 and the consolidated balance sheet data at December 31, 2014 and 2013 have been derived from our audited consolidated financial statements for such years, included elsewhere in this annual report on Form 10-K. The statement of operations data for the year ended December 31, 2011 and the consolidated balance sheet data at December 31, 2012 and December 31, 2011 have been derived from the audited consolidated financial statements for such years not included in this annual report on Form 10-K.

Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2014	2013	2012	2011
	(in thousands, except per share data)
Statement of Operations data:
Contract and grant revenue	$9,098	$10,486	$7,600	$185
Operating expenses:
Research and development	61,932	31,508	17,294	17,737
General and administrative	12,932	7,168	4,309	3,874

Total operating expenses	74,864	38,676	21,603	21,611

Loss from operations	(65,766)	(28,190)	(14,003)	(21,426)
Other income (expense):
Interest income	17	10	—	1
Interest expense	(1,017)	(1,719)	(1,021)	(161)
Other income (expense)	24	263	(63)	22

Total other income (expense)	(976)	(1,446)	(1,084)	(138)

Net loss	$(66,742)	$(29,636)	$(15,087)	$(21,564)

Net loss per share-basic and diluted	$(2.49)	$(1.78)	$(47.54)	$(73.34)

Weighted-average number of common shares used in net loss per share-basic and diluted	26,807	16,665	317	294

	As of December 31,
	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$121,042	$102,712	$9,079	$22,454
Working capital	109,321	92,229	3,720	16,400
Total assets	127,204	105,886	14,072	24,069
Current liabilities	17,276	13,191	8,661	6,974
Long-term obligations	1,362	4,887	8,619	5,857
Convertible preferred stock	—	—	79,841	79,841
Accumulated deficit	(186,463)	(119,721)	(90,085)	(74,998)
Total stockholders’ equity (deficit)	$108,566	$87,808	$(83,049)	(68,603)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical-stage biopharmaceutical company using our proprietary chemistry technology to create novel antibiotics for serious and life-threatening multidrug-resistant infections. We are developing our lead product candidate, eravacycline, a fully synthetic tetracycline derivative, as a broad-spectrum intravenous, or IV, and oral antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including multidrug-resistant Gram-negative infections. We are conducting a global Phase 3 clinical program for eravacycline called IGNITE (Investigating Gram-Negative Infections Treated with Eravacycline), consisting of two Phase 3 clinical trials. IGNITE 1 is a Phase 3 clinical trial evaluating the safety and efficacy of eravacycline with IV administration for the treatment of complicated intra-abdominal infections, or cIAI, for which we announced top-line data in December 2014. IGNITE 2, a second Phase 3 clinical trial of eravacycline for the treatment of complicated urinary tract infections, or cUTI, with IV-to-oral transition therapy, is ongoing.

Consistent with guidance issued by the United States Food and Drug Administration, or FDA, with respect to the development of antibiotics for cIAI and our discussions with the FDA, we expect that positive results from these two Phase 3 clinical trials will be sufficient to support submission of a new drug application, or NDA, for eravacycline in the treatment of cIAI and cUTI. In December 2014, we announced positive top-line data from IGNITE 1. In September 2014, we announced positive data from the lead-in portion of IGNITE 2, and in October 2014 announced the selection of the oral dose for the IV-to-oral transition therapy (1.5 mg/kg IV followed by 200 mg oral dose) to be evaluated in the pivotal portion of IGNITE 2 and the initiation of patient enrollment. We expect to have top-line data from the pivotal portion of IGNITE 2 in mid-2015. If we complete the pivotal portion of IGNITE 2 when we anticipate, and it is successful, we expect to submit an NDA to the FDA by the end of 2015 and a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, in the first half of 2016.

Subject to obtaining additional financing, we intend to pursue development of eravacycline for the treatment of additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections following our development of eravacycline for the treatment of cIAI and cUTI. We are also pursuing the discovery and development of TP-271, a broad-spectrum preclinical compound that we are developing for respiratory diseases caused by bacterial biothreat pathogens, and additional antibiotics, including TP-6076, our lead candidate from our second-generation Gram-negative program.

We commenced business operations in July 2006. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary chemistry technology, identifying potential product candidates and undertaking preclinical studies and clinical trials of our product candidates. To date, we have not generated any product revenue and have primarily financed our operations through public offerings and private placements of our equity securities, debt financings and funding from the United States government. As of December 31, 2014, we had received an aggregate of $298.2 million in net proceeds from the issuance of equity securities and borrowings under debt facilities and an aggregate of $24.2 million from government grants and contracts. As of December 31, 2014, our principal source of liquidity was cash and cash equivalents, which totaled $121.0 million.

As of December 31, 2014, we had an accumulated deficit of $186.5 million. Our net losses were $66.7 million, $29.6 million and $15.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. We expect that our expenses will increase substantially as we continue our ongoing Phase 3 clinical trial of eravacycline for the treatment of cUTI, seek marketing approval for eravacycline, conduct pre-commercialization and launch-related activities for eravacycline, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. If we obtain marketing approval of eravacycline, we also expect to incur significant sales, marketing, distribution and manufacturing expenses. Furthermore, we expect to incur ongoing research and development expenses relating to our product candidates other than eravacycline and that our general and administrative costs will increase as we grow and continue to operate as a public company. We will need to generate significant revenue to achieve profitability, and we may never do so.

We believe that our available funds will be sufficient to enable us to obtain top-line data from our ongoing Phase 3 clinical trial of eravacycline for the treatment of cUTI, to submit an NDA to the FDA for eravacycline and to perform pre-commercialization activities for eravacycline. We expect that these funds will not, however, be sufficient to enable us to commercially launch eravacycline. It is also possible that we will not achieve the progress that we expect with respect to eravacycline because the actual costs and timing of clinical development activities are difficult to predict and are subject to substantial risks and delays. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

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

Although the BARDA Contract, and our subcontract with CUBRC under the BARDA Contract, have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is $31.0 million from the initial contract date through September 9, 2016, of which $16.4 million had been received through December 31, 2014.

Similarly, although the NIAID Contract and our subcontract with CUBRC under the NIAID Contract have five-year terms, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond September 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID Contract is $8.3 million, from the initial contract date through September 30, 2016, of which $7.1 million had been received through December 31, 2014. In addition, although the NIAID Grant has a term of five years and our subaward from CUBRC has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond May 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subaward with respect to the NIAID Grant is $0.8 million from the initial grant date through May 30, 2016, of which $0.7 million had been received through December 31, 2014.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical candidates, and include:

•	personnel-related expenses, including salaries, benefits and stock-based compensation expense;

•	expenses incurred under agreements with contract research organizations, or CROs, contract manufacturing organizations, or CMOs, and consultants that provide preclinical, clinical, regulatory and manufacturing services;

•	payments made under our license agreement with Harvard University;

•	the cost of acquiring, developing and manufacturing clinical trial materials and lab supplies;

•	facility, depreciation and other expenses, which include direct and allocated expenses for rent, maintenance of our facility, insurance and other supplies; and

•	costs associated with preclinical and regulatory activities.

We expense research and development costs to operations as incurred. We recognize costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors.

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and laboratory supplies, to each program based on the personnel resources allocated to such program. Expenses related to facilities, consulting, travel, conferences, stock-based compensation and depreciation are not allocated to a program and are separately classified as other research and development expenses. The following table identifies research and development expenses on a program-specific basis for our product candidates for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Eravacycline	$46,595	$17,671	$6,932
BARDA Contract	6,782	7,341	4,279
NIAID Contract and NIAID Grant	2,149	2,625	2,537
Other development programs	1,219	1,041	1,071
Other research and development	5,187	2,830	2,475

Total research and development	$61,932	$31,508	$17,294

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

As of December 31, 2014, we had incurred an aggregate of $95.0 million in research and development expenses related to the development of eravacycline, excluding $18.4 million of expenses that were funded under the BARDA Contract. We expect that our research and development expenses will increase substantially as we continue our ongoing Phase 3 clinical trial of eravacycline for the treatment of cUTI, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. We expect that the total external costs of the Phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI will be approximately $65.0 million to $75.0 million, of which $44.3 million had been incurred through December 31, 2014.

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

We have licensed our proprietary chemistry technology from Harvard University on an exclusive worldwide basis under a license agreement that we entered into in August 2006. Under our license agreement, we have paid Harvard an aggregate of $3.8 million in upfront license fees and development milestone payments, including a $2.0 million milestone fee that we paid in October 2013 in connection with the dosing of the first patient in our Phase 3 clinical trial of eravacycline for the treatment of cIAI. We have also issued 31,379 shares of our common stock to Harvard under the license agreement. In addition, we have agreed to make payments to Harvard upon the achievement of specified future development and regulatory milestones totaling up to $15.1 million for each licensed product candidate ($3.1 million of which has already been paid with respect to eravacycline), and to pay tiered royalties in the single digits based on annual worldwide net sales, if any, of licensed products, our affiliates and our sublicensees. We are also obligated to pay Harvard a specified share of non-royalty sublicensing revenues that we receive from sublicensees for the grant of sublicenses under the license and to reimburse Harvard for specified patent prosecution and maintenance costs. The next milestone payment due under the license agreement with respect to eravacycline would be a $3.0 million payment upon acceptance of an NDA filing to the FDA.

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

We anticipate that our general and administrative expenses will increase for a number of reasons, including:

•	support of the anticipated expansion of our research and development activities as we continue the development of our product candidates;

•	increases in personnel-related costs, expansion of infrastructure and higher consulting, legal, accounting and investor relations costs, and directors and officers insurance premiums; and

•	if and when we believe a regulatory approval of our first product candidate appears likely, anticipated increases in our personnel-related and consulting costs as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

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

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed for us and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	CROs in connection with the conduct of our clinical trials;

•	CMOs with respect to the manufacture of drug supply for clinical trials and manufacture of drug substance and finished product; and

•	vendors and consultants in connection with preclinical development activities.

We base our expenses related to clinical studies on our estimates of the services completed and efforts expended pursuant to contracts with multiple CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed, enrollment of subjects, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed we may report amounts that are too high or too low in any particular period. To date, there have been no material differences from our estimates to the amount actually incurred.

Stock-Based Compensation

We apply the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation, or ASC 718, to account for all stock-based compensation. We recognize compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant. Stock compensation related to non-employee awards is remeasured at each reporting period until the awards are vested.

Determining the amount of stock-based compensation to be recorded requires us to develop estimates of the fair value of stock-based awards as of their grant date for awards granted to employees and as of their measurement date for awards granted to non-employees. For awards granted to employees, we recognize stock-based compensation expense ratably over the requisite service period, which in most cases is the vesting period of the award. For awards granted to non-employees, we recognize stock-based compensation expense over the requisite service period using the accelerated attribution method. Calculating the fair value of stock-based awards requires that we make highly subjective assumptions. We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the fair value of our common stock on the grant date for the period prior to our IPO, the expected term of our stock options, the risk free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Because there had been no public market for our common stock prior to our IPO, we believe that we have insufficient data from our limited public trading history to appropriately utilize company-specific historical and implied volatility information. Accordingly, we utilize data from a representative group of publicly traded companies to estimate expected stock price volatility. We selected representative companies from the biopharmaceutical industry with similar characteristics as us, including stage of product development and therapeutic focus. We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. For non-employee grants, we use an expected term equal to the remaining contractual term of the award. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention of paying cash dividends. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of measurement for instruments with a similar expected term.

Under ASC 718, we are also required to estimate the level of forfeitures expected to occur and record compensation expense only for those awards that we ultimately expect will vest. We have performed an historical analysis of option awards that were forfeited prior to vesting and recorded total stock option expense that reflected this estimated forfeiture rate. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the years ended December 31, 2014, 2013 and 2012 our estimated annual forfeiture rate was 5.9%, 3% and 3%, respectively.

Stock-based compensation expense includes options granted to employees and non-employees and has been reported in our statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Research and development	$1,845	$690	$463
General and administrative	3,385	611	149

Total	$5,230	$1,301	$612

We estimated the fair value of each employee and director stock option award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	Year Ended December 31,
	2014	2013	2012
Volatility factor	53.41-58.13%	54.50-60.54%	56.89-68.12%
Expected life (in years)	5.31-6.11	5.8-7.1	6.0-6.1
Risk-free interest rate	1.71%-2.13%	0.91%-2.01%	0.85%-1.21%
Dividend yield	0%	0%	0%

Prior to our IPO, due to the absence of an active market for our common stock, the fair value of our common stock was determined in good faith by our board of directors, with the assistance and upon the recommendations of management, based on objective and subjective factors consistent with the methodologies outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Since our IPO, the exercise price per share of all option grants has been set at the closing price of our common stock on the NASDAQ Global Select Market on the applicable date of grant, which our board of directors believes represents the fair value of our common stock.

Stock-based compensation expense related to awards granted to employees was $4.0 million, $1.3 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had approximately $11.7 million of total unrecognized stock-based compensation expense related to unvested stock options, expected to be recognized over a weighted-average period of 2.6 years. We expect that our stock-based compensation expense related to stock options granted will grow in future periods due to the potential increases in the value of our common stock and headcount.

During April 2014, we granted an option to a non-employee to purchase 100,000 shares of common stock. This option vests with respect to 25% of the underlying shares eighteen months after the date of grant, an additional 25% of the underlying shares two years after the date of grant, and the remaining 50% of the underlying shares in eight equal quarterly installments starting on the date three months after the two year anniversary of the original date of grant. This option has a contractual term of ten years. During October 2014, we granted an option to a non-employee to purchase 10,000 shares of common stock. This option vests with respect to 50% of the underlying shares one year after the date of grant, with the remaining 50% of the underlying shares vesting two years after the date of grant. This option has a contractual term of ten years. We did not grant stock options to non-employees during 2013 or 2012.

The total expense related to non-employee stock options was $1.2 million, $39,000 and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Results of Operations

Comparison of Years Ended December 31, 2014 and 2013

The following tables summarize the results of our operations for each of the years ended December 31, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Years Ended December 31,		Increase/ (decrease)%
	2014	2013
	(in thousands)
Revenues	$9,098	$10,486	$(1,388)	(13)%
Operating expenses:
Research and development	61,932	31,508	30,424	97%
General and administrative	12,932	7,168	5,764	80%

Total operating expenses	74,864	38,676	36,188	94%

Loss from operations	(65,766)	(28,190)	(37,576)	133%
Interest income	17	10	7	70%
Interest expense	(1,017)	(1,719)	702	(41)%
Other income	24	263	(239)	(91)%

Net loss	$(66,742)	$(29,636)	$(37,106)	125%

Revenue from U.S. Government Contracts and Grants

The following table sets forth our contract and grant revenue for the years ended December 31, 2014 and 2013:

	Years Ended December 31,		Increase/ (decrease)%
Revenue	2014	2013
	(in thousands)
BARDA	$6,886	$7,707	$(821)	(11)%
NIAID Contract	2,077	2,512	(435)	(17)%
NIAID Grant	135	267	(132)	(49)%

	$9,098	$10,486	$(1,388)	(13)%

Contract and grant revenue was $9.1 million for the year ended December 31, 2014 compared to $10.5 million for the year ended December 31, 2013, a decrease of $1.4 million, or 13%. This decrease was primarily due to the scope and timing of activities under our subcontracts with respect to the BARDA and NIAID Contracts conducted during the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Research and Development Expenses

Research and development expenses were $61.9 million for the year ended December 31, 2014 compared to $31.5 million for the year ended December 31, 2013, an increase of $30.4 million or 97%. This increase was due to higher clinical costs of $18.4 million primarily associated with our two Phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI; an increase of $8.5 million in non-clinical and drug manufacturing costs principally in support of NDA-related activities; an increase in personnel-related costs of $1.9 million in connection with additional headcount to support our eravacycline Phase 3 clinical trials; an increase of $1.8 million in drug manufacturing costs related to our activities under our BARDA subcontract; and an increase in stock-based compensation expense of $1.2 million resulting from additional headcount and our annual stock option awards to employees granted during the quarter ended March 31, 2014. These increases were offset in part by a $2.0 million milestone fee under our license agreement with Harvard University that we incurred during the year ended December 31, 2013 in connection with the dosing of the first patient in our Phase 3 cIAI clinical trial. No milestone fees were incurred during the year ended December 31, 2014.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2014 were $12.9 million compared to $7.2 million for the year ended December 31, 2013, an increase of approximately $5.8 million or 80%. This increase was primarily due to an increase in stock-based compensation expense of $2.8 million resulting from additional headcount, our annual stock option awards to employees granted during the quarter ended March 31, 2014, as well as a stock option granted to a non-employee during 2014; an increase in personnel-related costs of $1.0 million in connection with additional headcount to support our increased level of research and development and pre-commercialization activities; an increase of $0.9 million in consulting costs primarily related to planning and pre-commercialization activities; and an increase in legal costs of $0.3 million primarily related to patent costs.

Interest Income

Interest income for the years ended December 31, 2014 and December 31, 2013 was de minimis.

Interest Expense

Interest expense for the year ended December 31, 2014 was $1.0 million compared to $1.7 million for the year ended December 31, 2013, a decrease of $0.7 million or 41%. The decrease in interest expense was primarily attributable to a decrease in the principal balance under our term loan facility with Silicon Valley Bank and Oxford Finance associated with our principal payments made. We expect that our interest expense will continue to decrease in future periods as we continue to pay down principal on our indebtedness to Silicon Valley Bank and Oxford Finance over the term of the loan facility.

Other Income

Other income for the year ended December 31, 2014 was de minimis compared to $0.3 million for the year ended December 31, 2013. Other income during the year ended December 31, 2013 was primarily due to a decrease in the fair value of the underlying preferred stock, which impacted the fair value of our preferred stock warrants issued in connection with various debt financings. We do not anticipate that we will recognize any further amounts with respect to these fair value adjustments as a result of the conversion of all outstanding warrants to purchase our preferred stock into warrants to purchase our common stock in connection with the completion of our IPO.

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

Revenue from U.S. Government Contracts and Grants

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

Interest Income

Interest income for the years ended December 31, 2013 and December 31, 2012 was de minimis.

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

Since our inception, we have funded our operations principally through the receipt of funds from public offerings and private placements of equity securities, debt financings and contract research funding and research grants from the United States government. As of December 31, 2014, we had cash and cash equivalents of approximately $121.0 million. We invest cash in excess of immediate requirements in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of December 31, 2014, our funds were held in cash and money market funds.

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

On October 22, 2014, we completed the sale of 4,542,500 shares of common stock in a follow-on public offering at a price to the public of $19.00 per share, which number of shares includes the underwriters’ exercise in full of their option to purchase additional shares. This offering resulted in net proceeds to us of $80.8 million after deducting underwriting discounts and commissions of $5.2 million and offering costs of $0.4 million.

The following table summarizes our sources and uses of cash for each of the periods set forth below:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash used in operating activities	$(57,623)	$(24,506)	$(16,657)
Net cash used in investing activities	(191)	(129)	(54)
Net cash provided by financing activities	76,144	118,268	3,336

Net increase (decrease) in cash and cash equivalents	$18,330	$93,633	$(13,375)

During the years ended December 31, 2014, 2013 and 2012, our operating activities used net cash of $57.6 million, $24.5 million and $16.7 million, respectively. The net cash used in operating activities in these periods primarily resulted from our net losses and changes in our working capital accounts. The increase in net cash used in operations for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was due primarily to higher operating expenses during the year ended December 31, 2014 of $74.9 million as compared to $38.7 million for the year ended December 31, 2013. The increase in net cash used in operations for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was due primarily to higher operating expenses during the year ended December 31, 2013 of $38.7 million as compared to $21.6 million for the year ended December 31, 2012.

During the years ended December 31, 2014, 2013 and 2012, our investing activities used net cash of $191,000, $129,000 and $54,000, respectively. The net cash used by investing activities during these periods resulted from purchases of property, plant and equipment to facilitate our increased research and development activities and increased headcount.

During the years ended December 31, 2014, 2013 and 2012 our net cash provided by financing activities was $76.1 million, $118.3 million and $3.3 million, respectively. The net cash provided by financing activities during the year ended December 31, 2014 was primarily related to proceeds from our follow-on public offering of $80.8 million, as well as proceeds from the exercise of stock options of $1.5 million, offset in part by principal payments on our loans payable of $6.1 million. The net cash provided by financing activities during the year ended December 31, 2013 primarily included proceeds from our IPO of $73.8 million, proceeds from our follow-on public offering of $45.6 million, and $3.0 million in borrowings that we made under our debt facility with Silicon Valley Bank and Oxford Finance, offset in part by repayments on our debt facility of $4.2 million. The net cash provided by financing activities during the year ended December 31, 2012 was primarily related to $6.2 million in borrowings made under our debt facility with Silicon Valley Bank and Oxford Finance, offset in part by $2.2 million in principal payments on our loans payable.

Credit Facilities

In May 2011, we executed a Loan and Security Agreement with two financial institutions, Silicon Valley Bank and Oxford Finance, which provided for up to $8.0 million in funding, to be made available in two tranches. We borrowed the first $1.5 million in May 2011 and the second tranche for the remaining $6.5 million in December 2011. As of December 31, 2014, these amounts have been paid in full and there is no outstanding principal or interest balance related to these two tranches. On December 20, 2012, we amended the Loan and Security Agreement to provide for up to an additional $9.2 million in funding, to be made available in two tranches. We borrowed the first $6.2 million on December 20, 2012, of which $3.0 million of principal and accrued interest remained outstanding at December 31, 2014. The second tranche of $3.0 million was borrowed by us on February 28, 2013, of which $1.6 million of principal and accrued interest remained outstanding at December 31, 2014. As of December 31, 2014, the aggregate principal balance outstanding was $4.6 million.

The $4.6 million of principal outstanding under the debt facility as of December 31, 2014 bears interest at 9% per annum with an additional payment of 2.9% of the original $6.2 million of principal due at the maturity date of March 1, 2016. We were required to pay interest only on the 2012 borrowing through June 1, 2013. We are now repaying this indebtedness in 33 equal monthly payments of $0.2 million through March 1, 2016. The additional payment of 2.9% of the original $6.2 million of principal will be due at the same time as the last loan payment. The remaining $1.6 million of outstanding principal, which we borrowed under the debt facility in February 2013, bears interest at 9% per annum with an additional payment of 2.9% of the original $3.0 million of principal due at the maturity date of May 1, 2016. We were required to pay interest only on the 2013 borrowing through August 1, 2013. We are now repaying this indebtedness in 33 equal monthly payments of $0.1 million through May 1, 2016. The additional payment of 2.9% of the original $3.0 million will be due at the same time as the last loan payment.

The outstanding loans under the debt facility are collateralized by a blanket lien on all of our corporate assets, excluding intellectual property, and by a negative pledge on our intellectual property. The loan and security agreement contains customary default provisions that include material adverse events, as defined therein, that would entitle the lenders to declare all principal, interest and other amounts owed by us under the loan and security agreement immediately due and payable.

In connection with the December 2012 borrowing under the debt facility, we issued to the lenders 10-year warrants to purchase an aggregate of 964,605 shares of Series C preferred stock with an exercise price of $0.2571 per share. In connection with the February 2013 borrowing under the debt facility, the warrant we issued to Silicon Valley Bank automatically became exercisable for an additional 233,372 shares of Series C preferred stock. In addition, we issued to Oxford Finance a 10-year warrant to purchase an additional 233,372 shares of Series C preferred stock with an exercise price of $0.2571 per share. Upon completion of the IPO, the warrants issued in connection with the December 2012 borrowing and the February 2013 borrowing became exercisable for an aggregate of 49,356 shares of our common stock at an exercise price of $7.46 per share and the related warrant liability was reclassified to additional paid-in capital.

All warrants issued in connection with the loans from Silicon Valley Bank and Oxford Finance have been exercised and no warrants remain outstanding as of December 31, 2014. The only warrants that remain outstanding are warrants to purchase 1,103 shares of common stock issued to Silicon Valley Bank in September 2007 in relation to an equipment loan at an exercise price of $29.00.

Operating Capital Requirements

We expect to incur increasing operating losses for at least the next several years as we continue our ongoing Phase 3 clinical trial of eravacycline for the treatment of cUTI, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, conduct pre-commercialization and launch-related activities for eravacycline, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. We may not be able to complete the development and initiate commercialization of eravacycline or our other product candidates if, among other things, our preclinical research and clinical trials are not successful, the FDA or the EMA does not approve eravacycline or our other product candidates when we expect, or at all, or funding under the NIAID Contract, the NIAID Grant or the BARDA Contract is discontinued.

We believe that our available funds will be sufficient to fund our current operating plan into at least the third quarter of 2016, enable us to obtain top-line data from our ongoing Phase 3 clinical trial of eravacycline for the treatment of cUTI, to submit an NDA to the FDA for eravacycline, and to perform pre-commercialization activities for eravacycline. We expect that these funds will not, however, be sufficient to enable us to commercially launch eravacycline. As a result, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing and costs of our ongoing Phase 3 clinical trial of eravacycline for the treatment of cUTI;

•	manufacturing costs related to regulatory filings and anticipated commercial launch;

•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our other product candidates and potential product candidates;

•	the amount of funding that we receive under our subcontracts under the BARDA Contract and the NIAID Contract and under our subaward under the NIAID Grant, and the activities funded under the BARDA Contract, the NIAID Contract and the NIAID Grant;

•	the number and characteristics of product candidates that we pursue;

•	the timing and costs of developing eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the costs of commercialization activities for eravacycline and other product candidates if we receive marketing approval, including the timing and costs of establishing product sales, marketing, distribution and manufacturing capabilities;

•	revenue received from commercial sales of eravacycline, subject to receipt of marketing approval;

•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;

•	the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including milestone and royalty payments and patent prosecution fees that we are obligated to pay to Harvard pursuant to our license agreement;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and

•	the extent to which we in-license or acquire other products and technologies.

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

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of payment due date by period at December 31, 2014:

Contractual Obligations	Payment due by period
	Total	Less than 1 Year	1 -3 Years	3-5 Years	More than 5Years
	(in thousands)
Term loan (1)	$5,209	$3,789	$1,420	—	—
Operating leases (2)	2,669	1,431	1,238	—	—
Harvard milestone payment (3)	3,325	25	3,300	—	—

Total contractual cash obligations	$11,203	$5,245	$5,958	—	—

(1)	Consists of repayment obligations relating to principal and interest outstanding under our debt facility with Silicon Valley Bank and Oxford Finance as of December 31, 2014.
(2)	On September 4, 2014, we amended our existing operating lease which extended our lease term through November 30, 2016, and entered into a new operating sublease for additional space with a lease term through November 30, 2016.

(3)	Consists of milestone payments that would become due to Harvard of (i) $3.0 million upon acceptance from the FDA of an NDA filing for eravacycline, and (ii) an aggregate amount of $325,000 related to various development milestones for certain preclinical compounds.

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

In the course of normal business operations, we also have agreements with contract service providers to assist in the performance of our research and development and manufacturing activities. We can elect to discontinue the work under these agreements at any time. We could also enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require up-front payments and even long-term commitments of cash.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Our cash equivalents are classified as available-for-sale and consisted of money market funds at December 31, 2014 and 2013. The investments in these financial instruments are made in accordance with an investment policy approved by our board of directors which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial condition would be materially impacted by an immediate change of 10% in interest rates.

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

TETRAPHASE PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Tetraphase Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Tetraphase Pharmaceuticals, Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014 These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tetraphase Pharmaceuticals, Inc. as of December 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 6, 2015

Tetraphase Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$121,042	$102,712
Accounts receivable	3,458	1,706
Prepaid expenses and other current assets	2,097	1,002

Total current assets	126,597	105,420
Property and equipment, net	300	235
Restricted cash	199	199
Other assets	108	32

Total assets	$127,204	$105,886

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,105	$1,881
Accrued expenses	9,477	5,290
Deferred revenue	258	92
Current portion of term loan payable	3,436	5,928

Total current liabilities	17,276	13,191
Accrued final interest payment on term loan	222	327
Deferred rent, net of current portion	16	—
Term loan payable	1,124	4,560
Commitments and contingencies
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 125,000 shares authorized; 30,806 and 25,629 shares issued and outstanding at December 31, 2014 and 2013, respectively	31	26
Additional paid-in capital	294,998	207,503
Accumulated deficit	(186,463)	(119,721)

Total stockholders’ equity	108,566	87,808

Total liabilities and stockholders’ equity	$127,204	$105,886

See accompanying notes to consolidated financial statements.

Tetraphase Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues	$9,098	$10,486	$7,600

Operating expenses:
Research and development	61,932	31,508	17,294
General and administrative	12,932	7,168	4,309

Total operating expenses	74,864	38,676	21,603

Loss from operations	(65,766)	(28,190)	(14,003)

Other income (expense):
Interest income	17	10	—
Interest expense	(1,017)	(1,719)	(1,021)
Other income (expense)	24	263	(63)

Other expense, net	(976)	(1,446)	(1,084)

Net loss	$(66,742)	$(29,636)	$(15,087)

Net loss per share-basic and diluted	$(2.49)	$(1.78)	$(47.54)

Weighted-average number of common shares used in net loss per share-basic and diluted	26,807	16,665	317

Comprehensive loss	$(66,742)	$(29,636)	$(15,087)

See accompanying notes to consolidated financial statements.

Tetraphase Pharmaceuticals, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands)

	Series A-1 Convertible Preferred Shares		Series A-2 Convertible Preferred Shares		Series B Convertible Preferred Shares		Series C Convertible Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2011	10,040	$9,925	13,096	$15,055	57,471	$9,946	175,418	$44,915	306	$—	$6,395	$(74,998)	$(68,603)
Exercise of stock options	—	—	—	—	—	—	—	—	19	—	29	—	29
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	612	—	612
Net loss	—	—	—	—	—	—	—	—	—	—	—	(15,087)	(15,087)

Balance at December 31, 2012	10,040	$9,925	13,096	$15,055	57,471	$9,946	175,418	$44,915	325	$—	$7,036	$(90,085)	$(83,049)

Exercise of stock options	—	—	—	—	—	—	—	—	56	—	96	—	96
Issuance of common stock from initial public offering (net of underwriters discounts and issuance costs of $7,391)	—	—	—	—	—	—	—	—	11,512	12	73,182	—	73,194
Conversion of convertible preferred stock into common stock	(10,040)	(9,925)	(13,096)	(15,055)	(57,471)	(9,946)	(175,418)	(44,915)	8,829	9	79,832	—	79,841
Reclassification of warrants for common stock	—	—	—	—	—	—	—	—	—	—	462	—	462
Issuance of common stock from follow-on public offering (net of underwriters discounts and issuance costs of $3,475)	—	—	—	—	—	—	—	—	4,907	5	45,594	—	45,599
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,301	—	1,301
Net loss	—	—	—	—	—	—	—	—	—	—	—	(29,636)	(29,636)

Balance at December 31, 2013	—	$—	—	$—	—	$—	—	$—	25,629	$26	$207,503	$(119,721)	$87,808

Exercise of stock options	—	—	—	—	—	—	—	—	563	—	1,421	—	1,421
Issuance of common stock from follow-on public offering (net of underwriters discounts and issuance costs of $5,542)	—	—	—	—	—	—	—	—	4,543	5	80,761	—	80,766
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—	8	—	83	—	83
Issuance of common stock from warrant exercise	—	—	—	—	—	—	—	—	63	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	5,230	—	5,230
Net loss	—	—	—	—	—	—	—	—	—	—	—	(66,742)	(66,742)

Balance at December 31, 2014	—	$—	—	$—	—	$—	—	$—	30,806	$31	$294,998	$(186,463)	$108,566

See accompanying notes to consolidated financial statements.

Tetraphase Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net loss	$(66,742)	$(29,636)	$(15,087)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	124	129	353
Amortization of deferred financing costs and debt discount	226	342	175
Accretion of final interest payment on term loans	115	199	128
Fair value adjustment of warrants and investor right obligation	—	(263)	63
Stock-based compensation expense	5,230	1,301	612
Loss from disposal of property and equipment	2	—	—
Changes in operating assets and liabilities:
Restricted cash	—	(63)	—
Accounts receivable	(1,752)	746	(2,267)
Prepaid expenses and other current assets	(1,199)	(154)	(227)
Accounts payable	2,224	310	772
Accrued expenses and accrued final interest payment on term loan	3,983	3,190	(1,878)
Deferred revenue	166	(607)	699

Net cash used in operating activities	(57,623)	(24,506)	(16,657)
Investing activities
Purchases of property and equipment	(191)	(129)	(54)

Net cash used in investing activities	(191)	(129)	(54)
Financing activities
Proceeds from sale of common stock, net of underwriter discounts and issuance costs	80,766	119,404	(611)
Deferred financing fees	—	—	(85)
Proceeds from issuance of term loan payable	—	3,000	6,200
Repayment of term loan payable	(6,126)	(4,232)	(2,197)
Proceeds from issuance of stock under stock plans	1,504	96	29

Net cash provided by financing activities	76,144	118,268	3,336

Net increase (decrease) in cash and cash equivalents	$18,330	$93,633	$(13,375)
Cash and cash equivalents at beginning of period	102,712	9,079	22,454

Cash and cash equivalents at end of period	$121,042	$102,712	$9,079

Supplemental cash flow information
Cash paid for interest	$945	$1,142	$702

Fair value of warrants issued in connection with issuance of term loan	$—	$115	$241

Conversion of convertible preferred stock into common stock	$—	$79,841	$—

Reclassification of warrant liability to additional paid-in-capital	$—	$462	$—

Reclassification of deferred financing costs to additional paid-in-capital	$—	$1,261	$—

See accompanying notes to consolidated financial statements.

Tetraphase Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(1) Organization and Operations

The Company

Tetraphase Pharmaceuticals, Inc. (the “Company”), is a clinical-stage biopharmaceutical company that was incorporated in Delaware on July 7, 2006 and has a principal place of business in Watertown, Massachusetts. The Company is using its proprietary chemistry technology to create novel antibiotics for serious and life-threatening multidrug-resistant infections. The Company is developing its lead product candidate eravacycline, a fully synthetic tetracycline derivative, as a broad-spectrum intravenous (“IV”) and oral antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including multidrug-resistant Gram-negative infections. The Company is conducting a global Phase 3 clinical program for eravacycline called IGNITE (Investigating Gram-Negative Infections Treated with Eravacycline) consisting of two Phase 3 clinical trials. IGNITE 1 is a Phase 3 clinical trial evaluating the safety and efficacy of eravacycline with IV administration for the treatment of complicated intra-abdominal infections (“cIAI”), for which the Company announced top-line data in December 2014. IGNITE 2, a second Phase 3 clinical trial of eravacycline for the treatment of complicated urinary tract infections (“cUTI”), with IV-to-oral transition therapy, is ongoing.

Consistent with guidance issued by the United States Food and Drug Administration (“FDA”), with respect to the development of antibiotics for cIAI and the Company’s discussions with the FDA, the Company expects that positive results from these two Phase 3 clinical trials will be sufficient to support submission of a new drug application (“NDA”) for eravacycline in the treatment of cIAI and cUTI. In December 2014, the Company announced positive top-line data from IGNITE 1. In September 2014, the Company announced positive data from the lead-in portion of IGNITE 2, and in October 2014, the Company announced the selection of the oral dose for the IV-to-oral transition therapy (1.5 mg/kg IV followed by 200 mg oral dose) to be evaluated by the pivotal portion of IGNITE 2 and the initiation of patient enrollment. The Company expects to have top-line data from the pivotal portion of IGNITE 2 in mid-2015. If the Company completes the pivotal portion of IGNITE 2 when anticipated, and it is successful, the Company expects to submit an NDA to the FDA by the end of 2015 and a marketing authorization application (“MAA”), to the European Medicines Agency (“EMA”), in the first half of 2016. The Company is also pursuing the discovery and development of additional antibiotics that target unmet medical needs, including multidrug-resistant Gram-negative bacteria.

The Company is devoting substantially all of its efforts to product research and development, market development, and raising capital. The Company is subject to a number of risks similar to those of other life science companies in a similar stage of development, including rapid technological change, dependence on key individuals, competition from other companies, compliance with government regulations, protection of proprietary technology, dependence on third parties, product liability, the need for development of commercially viable products, regulatory approval of products, uncertainty of market acceptance of products, and the need to obtain additional financing to fund the development of its product candidates. The Company has not completed development of any product candidate and has devoted substantially all of its financial resources and efforts to research and development, including preclinical and clinical development. The Company expects to continue to incur significant expenses and increasing operating losses for at least the next several years, and expects to require additional financial resources to advance its product candidates to either commercial stage or liquidity events.

The Company has incurred annual net operating losses in every year since its inception. As of December 31, 2014, the Company had incurred losses since inception of $186.5 million. The Company has not generated any product revenues related to its primary business purpose and has financed its operations primarily through public offerings and private placements of its equity securities, debt financings and funding from the United States government. In March 2013, the Company completed the sale of 10,714,286 shares of common stock in the Company’s initial public offering (“IPO”) at a price to the public of $7.00 per share. In April 2013, the Company completed the sale of an additional 797,792 shares of common stock to the underwriters for the IPO upon the exercise of the underwriters’ option in the IPO to purchase additional shares of common stock at a price to the public of $7.00. In November 2013, the Company completed the sale of 4,907,403 shares of common stock in a follow-on public offering at a price to the public of $10.00 per share. In October 2014, the Company completed the sale of 4,542,500 shares of common stock in a follow-on public offering at a price to the public of $19.00 per share.

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

(2) Summary of Significant Accounting Policies

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment, which is the business of developing and commercializing its proprietary chemistry technology to create novel antibiotics for serious and life-threatening infections, including multidrug-resistant infections.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. On an ongoing basis, the Company’s management evaluates its estimates, including estimates related to clinical trial accruals, stock-based compensation expense, contract and grant revenues, and expenses. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Tetraphase Securities Corporation and Tetraphase Pharma Securities Inc., Massachusetts Securities Corporations, and Tetraphase Pharmaceuticals (Bermuda) Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents at December 31, 2014 and 2013 consisted of cash and money market funds.

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

Financial instruments measured at fair value as of December 31, 2014 and 2013 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance	Level 1	Level 2	Level 3
December 31, 2014
Cash	$2,919	$2,919	$—	$—
Money market funds, included in cash equivalents	$118,123	$118,123	$—	$—
December 31, 2013
Cash	$2,704	$2,704	$—	$—
Money market funds, included in cash equivalents	$100,008	$100,008	$—	$—

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

The fair value of the Company’s term loan payable is determined using current applicable rates for similar instruments as of the balance sheet date. The Company’s term loan payable is a Level 3 liability within the fair value hierarchy. The fair value of the Company’s term loan payable at December 31, 2014, computed pursuant to a discounted cash flow technique using the effective interest rate based on the Company’s estimated borrowing rate at December 31, 2014, was $4.9 million.

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

Accounts Receivable

In September 2011, the National Institutes of Health’s (“NIH”) National Institute of Allergy and Infectious Diseases (“NIAID”) division awarded a contract of up to $35.8 million over a five-year term for the development of TP-271, a preclinical compound, for respiratory disease caused by bacterial biothreat pathogens (“NIAID Contract”) (Note 3). The Company is collaborating with CUBRC Inc. (“CUBRC”), an independent, not for profit, research corporation that specializes in U.S. government-based contracts, on this NIAID Contract and has entered into a subcontract with CUBRC that could potentially provide funding to the Company of up to approximately $13.3 million over the five-year term, including committed funding of $8.3 million from the initial contract date through September 30, 2016, of which $7.1 million had been received by the Company through December 31, 2014. In addition during 2011, the Company was a subawardee under a separate grant from the NIAID (“NIAID Grant”) (Note 3).

In January 2012, the Biomedical Advanced Research and Development Authority (“BARDA”), an agency of the U.S. Department of Health and Human Services, awarded a contract of up to $67.0 million for the development of eravacycline as a potential countermeasure for the treatment of disease caused by bacterial biothreat pathogens (“BARDA Contract”). The funding under the BARDA Contract is also being used for certain activities in the development of eravacycline to treat certain infections caused by life-threatening multidrug-resistant bacteria. The Company is also collaborating with CUBRC on the BARDA Contract and has entered into a subcontract with CUBRC that could potentially provide funding to the Company of up to approximately $39.8 million, including committed funding of $31.0 million from the initial contract date through September 9, 2016, of which $16.4 million had been received by the Company through December 31, 2014 (Note 3).

Accounts receivable at December 31, 2014 and 2013 represent amounts due from CUBRC under the Company’s subcontracts under the NIAID Contract and the BARDA Contract and under the Company’s subaward under the NIAID Grant. The Company’s practice is to bill the prime contractor, CUBRC, amounts for which the Company has been invoiced by third parties in the case of contract research or subcontractor costs or for internal costs incurred. Expenses directly associated with the Company’s NIAID and BARDA Contracts and NIAID Grant that have been accrued at the end of the reporting period are not billed to the prime contractor until third party invoices have been received or until internal costs have been paid. Unbilled accounts receivable was $2.9 million and $0.8 million at December 31, 2014 and 2013, respectively.

Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are recognized using the straight-line method over the estimated useful lives of the respective assets, which is generally three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful economic lives of the related assets.

Restricted Cash

At December 31, 2014 and 2013 the Company had $199,000 in restricted cash deposits with a bank, of which $159,000 is collateral for a letter of credit issued to the landlord of the Company’s leased facility. If the Company defaults on its rental obligations, $159,000 will be payable to the lessor of the leased facility. In addition, the Company has $40,000 in restricted cash to secure the Company’s corporate credit card issued through the same bank.

Revenue Recognition

The Company’s revenue is derived from its subcontracts with CUBRC under the BARDA Contract and the NIAID Contract and its subaward under the NIAID Grant (Note 3). The Company recognizes revenue under these best-efforts, cost-reimbursable and cost-plus-fixed-fee subcontracts and subaward as the Company performs services under the subcontracts and subaward so long as a subcontract and subaward has been executed and the fees for these services are fixed or determinable, legally billable and reasonably assured of collection. Recognized amounts reflect the Company’s partial performance under the subcontracts and subaward and equal direct and indirect costs incurred plus fixed fees, where applicable. The Company does not recognize revenue under these arrangements for amounts related to contract periods where funding is not yet committed as amounts above committed funding thresholds would not be considered fixed or determinable or reasonably assured of collection. Revenues and expenses under these arrangements are presented gross on the consolidated statements of operations and comprehensive loss as the Company has determined it is the primary obligor under these arrangements relative to the research and development services it performs as lead technical expert.

Revenue under the Company’s subcontracts with respect to the BARDA Contract and NIAID Contract is earned under a cost-plus-fixed-fee contract through which the Company is reimbursed for direct costs incurred plus allowable indirect costs and a fixed fee earned. Billings under the Company’s subcontracts under the BARDA Contract and NIAID Contract are based on approved provisional indirect billing rates that permit recovery of allowable fringe benefits, overhead and general and administrative expenses and a fixed fee.

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

Research and Development Expenses

Research and development costs are charged to expense as incurred and include, but are not limited to:

•	personnel-related expenses, including salaries, benefits, and stock-based compensation expense;

•	expenses incurred under agreements with contract research organizations, contract manufacturing organizations and consultants that provide preclinical, clinical, regulatory and manufacturing services;

•	payments made under the Company’s license agreement with Harvard University;

•	the cost of acquiring, developing and manufacturing clinical trial materials and lab supplies;

•	facility, depreciation and other expenses, which include direct and allocated expenses for rent, maintenance of the Company’s facilities, insurance and other supplies; and

•	costs associated with preclinical and regulatory activities.

Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to the Company by its vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development. In certain circumstances, the Company is required to make nonrefundable advance payments to vendors for goods or services that will be received in the future for use in research and development activities. In such circumstances, the nonrefundable advance payments are deferred and capitalized, even when there is no alternative future use for the research and development, until related goods or services are provided.

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

Stock-Based Compensation

The Company applies the provisions of Accounting Standards Codification (“ASC”) 718, Compensation-Stock Compensation to stock-based awards. Under ASC 718, the Company determines equity-based compensation at the grant date using the Black-Scholes option pricing model to estimate fair value for employee equity awards. The Company recognizes the value of the award that is ultimately expected to vest as an expense on a straight-line basis over the requisite service period using the estimated fair market value of the stock. Any changes to the estimated forfeiture rates are accounted for prospectively. The Company records stock-based compensation expense for share-based payments issued to non-employees based on the fair value of the awards using the Black-Scholes option pricing model. Share-based payments issued to non-employees are revalued at each reporting period and as the equity instruments vest and are recognized as expense using the accelerated attribution method over the related service period.

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

In 2014, the FASB issued new guidance on management’s responsibility in evaluating whether or not there is substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued each reporting period. This new accounting guidance is effective for annual periods ending after December 15, 2016. Early adoption is permitted. The Company is in process of evaluating the new guidance and determining the expected effect on its financial statements.

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

On February 28, 2013, the Company’s board of directors approved an amendment to the Company’s certificate of incorporation to effect a 1-for-29 reverse split of its common stock. The Company effected this amendment to its certificate of incorporation on March 5, 2013. Following the Company’s reverse split, and effective as of the completion of the Company’s IPO on March 25, 2013, all of the Company’s preferred stock was converted to common stock at a 1-for-29 ratio. For purposes of calculating net loss per common share for the year ended December 31, 2013, the preferred stock that converted to common stock was included in the net loss per common share calculation on a post-conversion basis as of March 25, 2013, the effective date of conversion, and the corresponding converted shares were included on a pro-rata basis for each applicable reporting period. As a result, the weighted-average common shares outstanding during the year ended December 31, 2013 was 16.7 million, as compared to 25.6 million shares outstanding as of December 31, 2013.

The amounts in the table below were excluded from the calculation of diluted weighted-average shares outstanding, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	Year Ended December 31,
	2014	2013	2012
Preferred stock	—	—	8,828,438
Warrants	1,103	104,107	88,013
Outstanding stock options	3,409,497	2,844,343	1,442,810

(3) Significant Agreements and Contracts

License Agreement

In August 2006, the Company entered into a license agreement for certain intellectual property with Harvard University (the “University”). Under the license agreement, as of December 31, 2014, the Company has paid the University an aggregate of $3.8 million in upfront license fees and development milestone payments, and has issued 31,379 shares of common stock to the University.

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

Although the BARDA Contract and the Company’s subcontract with CUBRC under the BARDA Contract, have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to the Company. Committed funding from CUBRC under the Company’s BARDA subcontract is $31.0 million through September 9, 2016, the current contract end date, as a result of the exercise of several options by BARDA under the BARDA Contract. Total funds of $16.4 million had been received by the Company through December 31, 2014 under this contract. During the years ended December 31, 2014, 2013 and 2012, the Company recognized revenue of $6.9 million, $7.7 million and $4.9 million, respectively, from the Company’s subcontract under the BARDA Contract.

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

Although the NIAID Contract, the NIAID Grant and the Company’s subcontract with CUBRC under the NIAID Contract have terms of five years, and the Company’s subaward under the NIAID Grant has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond September 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to the Company. As of December 31, 2014, committed funding from CUBRC under the Company’s subcontract with respect to the NIAID Contract is $8.3 million through the current contract end date which has been extended to September 30, 2016, of which $7.1 million had been received through December 31, 2014. Committed funding from CUBRC under the Company’s subaward with respect to the NIAID Grant is $0.8 million through the current contract end date which has been extended to May 30, 2016, of which $0.7 million had been received through December 31, 2014.

During the years ended December 31, 2014, 2013 and 2012, the Company recognized revenue of $2.1 million, $2.5 million, and $2.5 million, respectively, from the Company’s subcontract under the NIAID Contract. During the years ended December 31, 2014, 2013 and 2012, the Company recognized revenue of $135,000, $267,000 and $273,000, respectively, from the Company’s subaward under the NIAID Grant.

(4) Property and Equipment

Property and equipment at December 31, 2014 and 2013 consisted of the following (in thousands):

	Estimated Useful Life In Years	December 31,
		2014	2013
Laboratory equipment	5	$1,932	$1,806
Furniture and fixtures	5	178	170
Office and computer equipment	3	163	176
Leasehold improvements		527	527

		2,800	2,679
Less accumulated depreciation and amortization		(2,500)	(2,444)

Property and equipment, net		$300	$235

Depreciation and amortization expense for the years ended December 31, 2014, 2013 and 2012 was $124,000, $129,000 and $353,000, respectively.

(5) Accrued Expenses

Accrued expenses at December 31, 2014 and 2013 consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Drug supply and development	$5,440	$970
Salaries and benefits	2,358	1,554
Clinical trial related	724	1,849
Preclinical	328	78
Professional fees	346	246
Other	281	593

Total	$9,477	$5,290

(6) Long-Term Debt

In May 2011, the Company executed a Loan and Security Agreement with Silicon Valley Bank and Oxford Finance (the “Term Loan”), which provided for up to $8.0 million of funding, to be made available in two tranches. The Company borrowed the first $1.5 million in May 2011 and the second tranche for the remaining $6.5 million in December 2011. The Term Loan bore interest at 10% per annum and provided for a final payment of 2.75% of the original principal due at the maturity date of November 1, 2014. Under the terms of the Term Loan, the Company was only required to pay interest (and not principal) through February 28, 2012. Each tranche was being repaid in 33 monthly payments of equal principal, plus accrued interest, after the interest only period that ended on February 28, 2012. The final payment of 2.75% was due at the same time as the last loan payment. The Term Loan matured on November 1, 2014, and has been paid in full.

In December 2012, the Company amended the Term Loan (the “2012 Term Loan”) to provide for up to an additional $9.2 million in funding, to be made available in two tranches. The Company borrowed the first tranche totaling $6.2 million under the 2012 Term Loan in December 2012 (“2012 Term A Loan”) and borrowed the remaining $3.0 million in February 2013 (“2012 Term B Loan”). Both the 2012 Term A Loan and the 2012 Term B Loan bear interest at 9% per annum.

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

The 2012 Term Loan is collateralized by a blanket lien on all corporate assets, excluding intellectual property, and by a negative pledge of the Company’s intellectual property. The 2012 Term Loan contains customary default provisions that include material adverse events, as defined therein. The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal in current and long-term liabilities based on scheduled principal payments.

Future principal payments on the 2012 Term Loan are as follows (in thousands):

December 31, 2014
2015	3,513
2016	1,132

Total term loan payments	4,645
Current term loan payable	3,513
Less debt discount and issuance costs	(77)

Current term loan payable, net	3,436
Term loan payable, less current portion	1,132
Less debt discount and issuance costs	(8)

Term loan payable, less current portion, net	$1,124

(7) Warrants

In May 2011, the Company issued warrants to purchase an aggregate of 1,555,815 shares of Series C Preferred Stock at an exercise price of $0.2571 per share in connection with the Term Loan (Note 6). The warrants are exercisable immediately and have a ten year life. The warrants were initially valued at $302,000 using the Black-Scholes pricing model with the following assumptions; risk free interest rate of 3.2%; dividend yield of zero; expected volatility of 67%; with an expected life of ten years, and were being expensed as additional interest over the term of the loan. In accordance with ASC 480, the characteristics of these warrants and the rights and privileges of the underlying Series C Preferred Stock resulted in the classification of these warrants as a liability and changes to the fair value of the warrants were recognized as a component of other income (expense) in the statement of operations and comprehensive loss.

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

The Company estimated the fair value of the preferred stock warrants using the Black-Scholes option pricing model based on the following assumptions:

December 31, 2012
Expected volatility	60%
Expected term (in years)	5.0-10.0
Risk-free interest rate	0.72%-1.78%
Expected dividend yield	0%
Estimated fair value of Series A-1 Preferred Stock	$0.45
Estimated fair value of Series C Preferred Stock	$0.34

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

On June 23, 2014, Silicon Valley Bank exercised its warrants under the Term Loan and 2012 Term Loan described above pursuant to the cashless exercise feature of the warrants. In connection with the exercise of the warrants under the Term Loan, the Company issued 12,354 shares of the Company’s common stock. Warrants to purchase 14,470 shares of common stock were cancelled as payment for the aggregate exercise price of the warrants. In connection with the exercise of the warrants under the 2012 Term Loan, the Company issued 11,366 shares of the Company’s common stock. Warrants to purchase 13,312 shares of common stock were cancelled as payment for the aggregate exercise price of the warrants.

On December 13, 2014, Oxford Finance exercised its warrants under the Term Loan and 2012 Term Loan described above pursuant to the cashless exercise feature of the warrants. In connection with the exercise of the warrants under the Term Loan, the Company issued 20,488 shares of the Company’s common stock. Warrants to purchase 6,336 shares of common stock were cancelled as payment for the aggregate exercise price of the warrants. In connection with the exercise of the warrants under the 2012 Term Loan, the Company issued 18,849 shares of the Company’s common stock. Warrants to purchase 5,829 shares of common stock were cancelled as payment for the aggregate exercise price of the warrants.

(8) Stockholders’ Equity

Initial Public Offering

In March, 2013, the Company completed its IPO, issuing 10,714,286 shares of common stock at a price to the public of $7.00 per share, resulting in net proceeds to the Company of $68.0 million after deducting underwriting discounts of $4.4 million and offering costs of $2.5 million.

In connection with the IPO, all of the Company’s outstanding preferred stock automatically converted into a total of 8,828,438 shares of its common stock.

In April 2013, the Company completed the sale of an additional 797,792 shares to the underwriters upon the exercise of the underwriters’ option in the IPO to purchase additional shares of common stock at a price to the public of $7.00, resulting in net proceeds to the Company of $5.2 million after deducting underwriting discounts and commissions.

2013 Follow-on Public Offering

In November 2013, the Company completed a follow-on public offering, issuing 4,907,403 shares of common stock at a price to the public of $10.00 per share, resulting in net proceeds to the Company of $45.6 million after deducting underwriting discounts and commissions of $2.9 million and offering costs of $0.5 million.

2014 Follow-on Public Offering

In October 2014, the Company sold 4,542,500 shares of common stock in a follow-on public offering at a price to the public of $19.00 per share, resulting in net proceeds to the Company of $80.8 million after deducting underwriting discounts and commissions of $5.2 million and offering costs of $0.4 million.

(9) Stock-based Compensation

In August 2006, the Company adopted the Tetraphase Pharmaceuticals, Inc. Stock Incentive Plan (the “2006 Plan”) under which it was able to grant incentive stock options, nonqualified stock options, restricted stock, and stock grants to purchase up to 1,128,183 shares of Common Stock. In May 2010, the Company amended the plan to increase the number of shares of Common Stock issuable under the 2006 Plan to 1,853,288. The options expire ten years after the grant date. As of December 31, 2014, no shares were available for future issuance under the 2006 Plan.

In February 2013, the Company’s board of directors and stockholders approved, effective upon the closing of the IPO, the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards for the purchase of that number of shares of Common Stock equal to the sum of (i) 1,688,777 shares of Common Stock, (ii) 258,265 shares of Common Stock that were reserved for issuance under the 2006 Plan that remained available for issuance under the 2006 Plan upon the closing of the IPO, (iii) any shares of Common Stock subject to awards under the 2006 Plan which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company without having been fully exercised or resulting in any Common Stock being issued. In addition, the number of shares of Common Stock that may be issued under the 2013 Plan is subject to automatic annual increases, to be added on January 1 of each year from January 1, 2014 through and including January 1, 2023, equal to the number of shares that is the lesser of

(a) 3,000,000, (b) 4% of the then outstanding shares of Common Stock or (c) an amount determined by the Company’s board of directors. In January 2014, the number of shares authorized for issuance under the 2013 Plan increased by 1,025,171 shares. As of December 31, 2014, 386,147 shares were available for future issuance under the 2013 Plan. In January 2015, the number of shares authorized for issuance under the 2013 Plan increased by 1,232,232 shares.

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

Stock option activity at December 31, 2014 and changes during the year then ended are presented in the table and narrative below (in thousands, except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	2,844,343	$5.10	7.97	$23,960
Granted	1,292,650	14.33
Exercised	(562,569)	2.53
Canceled	(164,927)	10.63

Options outstanding at December 31, 2014	3,409,497	$8.75	7.92	$105,550

Options vested or expected to vest at December 31, 2014 (1)	3,256,816	$8.61	7.88	$101,276

Options exercisable at December 31, 2014	1,415,555	$5.30	6.76	$48,716

(1)	This represents the number of vested options as of December 31, 2014, plus the number of unvested options that the Company estimated as of December 31, 2014 would vest, based on the unvested options at December 31, 2014, as adjusted for the estimated forfeiture rate of 5.9%.

The aggregate intrinsic value in the table above represents the difference between the Company’s closing common stock price on the last trading day during the year ended December 31, 2014 and the exercise price of the options, multiplied by the number of in-the-money options. The total intrinsic value of options exercised in the years ended December 31, 2014, 2013, and 2012 was $8.1 million, $0.5 million and $25,000, respectively. As of December 31, 2014, there was $11.7 million of total unrecognized stock-based compensation cost related to employee and non-employee unvested stock options granted under the 2006 Plan and the 2013 Plan. Total unrecognized compensation cost will be adjusted for future forfeitures. The Company expects to recognize that cost over a remaining weighted-average period of 2.6 years.

Since the Company completed its IPO on March 25, 2013, it has not had sufficient historical data to support a calculation of volatility and expected life. As such, the Company has used a weighted-average volatility considering the Company’s own volatility and the volatilities of a representative group of publicly traded companies. For purposes of identifying similar entities, the Company selected a group of publicly traded life science/biotechnology companies based on their disease focus, stage of development, number of compounds in clinical trials and number of years as a publicly-traded company. The risk-free interest rate is based on the

U.S. Treasury yield curve in effect at the time of grant, commensurate with the expected life assumption. The expected life of stock options granted represents the weighted-average period of time that stock options granted are expected to be outstanding determined using the simplified method for employee grants. For non-employee grants, the expected life is equal to the remaining contractual term. The expected life is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population.

The Company estimates the fair value of each employee and director stock option award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	Year Ended December 31,
	2014	2013	2012
Volatility factor	53.41-58.13%	54.50-60.54%	56.89-68.12%
Expected life (in years)	5.31-6.11	5.8-7.1	6.0-6.1
Risk-free interest rate	1.71%-2.13%	0.91%-2.01%	0.85% -1.21%
Dividend yield	0%	0%	0%

Compensation cost for stock options granted to employees is based on the estimated grant-date fair value and is recognized over the vesting period of the applicable option on a straight-line basis. Stock-based compensation expense related to stock options granted to employees was $4.0 million, $1.3 million, and $0.3 million during the years ended December 31, 2014, 2013, and 2012, respectively. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that the Company determines are expected to vest. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” and represents only the unvested portion of the surrendered option. The Company re-evaluates this analysis quarterly, and adjusts the forfeiture rate as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.

Using the Black-Scholes option-pricing model, the weighted-average grant date fair values of options granted to employees for the years ended December 31, 2014, 2013 and 2012 was $7.54, $4.52 and $2.32, respectively.

Stock-based compensation expense recognized in the Company’s consolidated statements of operations for stock options granted during the periods presented was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Research and development	$1,845	$690	$463
General and administrative	3,385	611	149

Total	$5,230	$1,301	$612

Stock Option Grants to Non-employees

During the year ended December 31, 2014, the Company granted nonqualified options to purchase 110,000 shares of common stock to non-employee consultants, with an average exercise price of $12.56 per share. There were no stock options granted to non-employee consultants during the years ended December 31, 2013 or 2012. The Company valued these options using the Black-Scholes option-pricing model and the options are revalued at each reporting period and as the equity instruments vest and are recognized as expense using the accelerated attribution method over the related service period. Stock-based compensation expense related to stock options granted to non-employees was $1.2 million, $39,000, and $0.3 million for the years ended December 31, 2014,

2013, and 2012, respectively. Stock-based compensation expense for the year ended December 31, 2014 was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.11%; dividend rate of 0%; expected volatility of 56.69%; and an expected term of 9.3 years.

(10) Employee Stock Purchase Plan

On February 27, 2014, upon the recommendation of the Company’s compensation committee, the Company’s board of directors adopted, subject to stockholder approval, the 2014 Employee Stock Purchase Plan (the “ESPP”) pursuant to which the Company may sell up to an aggregate of 300,000 shares of Common Stock. The ESPP was approved by the Company’s stockholders on June 12, 2014. The ESPP allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each period during the term of the ESPP. The first offering period began on August 15, 2014, and concluded on November 14, 2014. The next offering period began on November 15, 2014, and will conclude on May 14, 2015. Pursuant to the ESPP, the Company sold a total of 8,394 shares of common stock during the year ended December 31, 2014 at a purchase price of $9.88, which represented 85% of the closing price of the Company’s common stock on August 15, 2014. The Company records stock-based compensation expense under the ESPP based on the fair value of the purchase rights using the Black-Scholes option pricing model. The total stock-based compensation expense recorded as a result of the ESPP was approximately $46,000 during the year ended December 31, 2014.

(11) Income Taxes

The Company accounts for income taxes under ASC 740. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

For the years ended December 31, 2014, 2013 and 2012, the Company did not have a current or deferred income tax expense or benefit.

As of December 31, 2014 the Company had federal net operating loss carryforwards of approximately $170.4 million and state net operating loss carryforwards of $140.5 million, which are available to reduce future taxable income. The federal net operating loss carryforwards exclude approximately $5.5 million of deductions related to the exercise of stock options. This amount represents an excess tax benefit and has not been included in the gross deferred tax asset reflected for net operating losses. The Company also had federal tax credits of $4.1 million and state tax credits of $1.7 million, which may be used to offset future tax liabilities. The net operating loss (NOL) and tax credit carryforwards will expire at various dates through 2034. The NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not, as yet, conducted a study of research and development (“R&D”) credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position.

The Company has recorded no reserves or unrecognized tax benefits for tax positions taken. Since a full valuation allowance has been provided against the Company’s deferred tax assets, the effect of any unrecognized tax benefits would simply be to reduce the gross amount of the deferred tax asset and the corresponding valuation allowance. As of December 31, 2014 and 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

The principal components of the Company’s deferred tax assets are as follows (in thousands):

	Year ended December 31,
	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$65,370	$41,574
Temporary differences	3,224	1,976
Research and development credit and carry forwards	5,170	3,609

Deferred tax assets	73,764	47,159
Less valuation allowance	(73,764)	(47,159)

Net deferred tax assets	$—	$—

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 2014 and 2013, respectively, because the Company’s management has determined that is it more likely than not that these assets will not be realized. The $26.6 million increase in the valuation allowance in 2014 primarily relates to the net loss incurred by the Company.

The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2010 through 2013. Carryforward tax attributes generated in years past may still be adjusted upon future examination if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

A reconciliation of the Federal statutory tax rate of 34% to the Company’s effective income tax rate follows:

	Year ended December 31,
	2014	2013	2012
Statutory tax rate	(34.00)%	(34.00)%	(34.00)%
State taxes, net of Federal benefits	(5.28)%	(5.28)%	(5.28)%
Permanent differences	0.61%	0.93%	1.01%
Credits	(2.34)%	(4.33)%	(0.09)%
Change in valuation allowance	39.87%	39.92%	38.92%
Other	1.14%	2.76%	(0.56)%

Effective tax rate	—%	—%	—%

(12) Commitments and Contingencies

Lease Commitments

The Company leases its facilities under an operating lease for 15,899 square feet of office and laboratory space that was set to expire on July 31, 2015. In September 2014, the Company amended its operating lease to extend the lease term from July 31, 2015 through November 30, 2016 and also entered into a new sublease covering an additional 15,174 square feet of office and laboratory space, located next to the Company’s current headquarters, with a lease term from February 1, 2015 through November 30, 2016. The Company recognizes rent expense on a straight-line basis over the non-cancelable lease term.

As of December 31, 2014, the aggregate minimum future rent payments under the lease and sublease agreements are as follows (in thousands):

December 31, 2014
2015	1,431
2016	1,238

Total minimum lease payments	$2,669

The Company recorded $1.0 million, $0.6 million and $0.6 million in rent expense for the years ended December 31, 2014, 2013 and 2012, respectively.

Litigation

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

(13) Quarterly Results (Unaudited)

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands, except per share data)
	(unaudited)
Revenue	$2,457	$1,275	$2,294	$3,072
Operating expenses	15,675	19,460	16,274	23,455
Loss from operations	(13,218)	(18,185)	(13,980)	(20,383)
Other expense, net	(305)	(278)	(226)	(167)
Net loss	$(13,523)	$(18,463)	$(14,206)	$(20,550)
Net loss per share—basic and diluted	$(0.53)	$(0.71)	$(0.55)	$(0.69)

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in thousands, except per share data)
	(unaudited)
Revenue	$2,700	$3,722	$2,166	$1,898
Operating expenses	5,323	8,680	11,852	12,821
Loss from operations	(2,623)	(4,958)	(9,686)	(10,923)
Other expense, net	(168)	(468)	(430)	(380)
Net loss	$(2,791)	$(5,426)	$(10,116)	$(11,303)
Net loss per share—basic and diluted	$(1.51)	$(0.26)	$(0.49)	$(0.49)

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this annual report on Form 10-K was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s report on the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) appears below.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of

Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework) (COSO). Based on its assessment, management believes that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has not issued an attestation report of our internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the definitive proxy statement we will file in connection with our 2015 Annual Meeting of Stockholders and is incorporated by reference herein. The information required by this item concerning our code of ethics is set forth in the section entitled “Code of Business Conduct and Ethics” appearing in the definitive proxy statement we will file in connection with our 2015 Annual Meeting of Stockholders and is incorporated by reference herein. The information required by this item relating to executive officers may be found in Part I, Item 1 of this annual report on Form 10-K under the heading “Business—Executive Officers” and is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information required by this Item 11 will be contained in the sections entitled “Executive and Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” appearing in the definitive proxy statement we will file in connection with our 2015 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in the sections entitled “Ownership of Our Common Stock” and “Executive and Director Compensation—Equity Compensation Plan Information” appearing in the definitive proxy statement we will file in connection with our 2015 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 13.	Certain Relationships and Related Person Transactions, and Director Independence

The information required by this Item 13 will be contained in the sections entitled “Certain Relationships and Related Person Transactions” appearing in the definitive proxy statement we will file in connection with our 2015 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item 14 will be contained in the section entitled “Corporate Governance—Principal Accountant Fees and Services” appearing in the definitive proxy statement we will file in connection with our 2015 Annual Meeting of Stockholders and is incorporated by reference herein.

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

TETRAPHASE PHARMACEUTICALS, INC.

Date: March 6, 2015	By:	/s/ Guy Macdonald
Guy Macdonald President & Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy Macdonald Guy Macdonald	Director, President and Chief Executive Officer (Principal Executive Officer)	March 6, 2015

/s/ David C. Lubner David C. Lubner	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2015

/s/ L. Patrick Gage L. Patrick Gage, Ph.D.	Chairman	March 6, 2015

/s/ Garen Bohlin Garen Bohlin	Director	March 6, 2015

/s/ Jeffrey A. Chodakewitz Jeffrey A. Chodakewitz	Director	March 6, 2015

/s/ John G. Freund John G. Freund	Director	March 6, 2015

/s/ Steven R. Gullans Steven R. Gullans	Director	March 6, 2015

/s/ Nancy Wysenski Nancy Wysenki	Director	March 6, 2015

EXHIBIT INDEX

		Incorporated by Reference from
Exhibit Number	Description	Registrant’s Form	Date Filed with the SEC	Exhibit Number
3.1	Restated Certificate of Incorporation of the Registrant	10-Q	5/13/13	3.1

3.2	Amended and Restated Bylaws of the Registrant	10-Q	5/13/13	3.2

4.1	Specimen certificate evidencing shares of common stock	S-1/A	3/5/13	4.1

10.1#	2006 Stock Incentive Plan, as amended	S-1	2/11/13	10.5

10.2#	Form of Incentive Stock Option Agreement under 2006 Stock Incentive Plan	S-1	2/11/13	10.6

10.3#	Form of Nonstatutory Stock Option Agreement under 2006 Stock Incentive Plan	S-1	2/11/13	10.7

10.4#	2013 Stock Incentive Plan	S-1/A	3/5/13	10.8

10.5#	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan	S-1/A	3/5/13	10.9

10.6#	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan	S-1/A	3/5/13	10.10

10.7#	2014 Employee Stock Purchase Plan	10-Q	8/12/14	10.1

10.8#	Offer letter, dated as of December 4, 2007, by and between the Registrant and Guy Macdonald, as amended	S-1	2/11/13	10.11

10.9#	Second Amendment to Offer Letter, dated as of March 5, 2014, by and between the Registrant and Guy Macdonald	10-Q	5/12/14	10.2

10.10#	Offer letter, dated as of August 10, 2006, by and between the Registrant and David Lubner, as amended	S-1	2/11/13	10.12

10.11#	Third Amendment to Offer Letter, dated March 5, 2014, by and between the Registrant and David Lubner	10-Q	5/12/14	10.3

10.12#	Offer letter, dated as of December 22, 2010, by and between the Registrant and Patrick T. Horn	S-1	2/11/13	10.13

10.13#	Amendment to Offer Letter, dated March 5, 2014, by and between the Registrant and Patrick Horn	10-Q	5/12/14	10.4

10.14#	Offer letter, dated as of March 20, 2009, by and between the Registrant and Joyce Sutcliffe	S-1	2/11/13	10.14

10.15#	Offer letter, dated as of March 20, 2009, by and between the Registrant and Craig Thompson dated January 30, 2014	8-K	2/5/14	99.1

10.16#	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers	S-1/A	3/5/13	10.27

10.17	Lease Agreement, dated as of November 16, 2006, by and between the Registrant and ARE-480 Arsenal Street, LLC, as amended on September 9, 2011, March 15, 2012, September 18, 2012 and November 20, 2013	10-K	3/6/14	10.17

10.18	Amendment, dated September 4, 2014, to Lease Agreement, dated as of November 16, 2006, by and between the Registrant and ARE-480 Arsenal Street, LLC, as amended	10-Q	11/10/14	10.1

10.19†	License Agreement, dated as of August 3, 2006, by and between the Registrant and the President and Fellows of Harvard College, as amended	S-1	2/11/13	10.20

10.20†	Subcontract Agreement, dated as of February 1, 2012, by and between the Registrant and CUBRC, Inc.	S-1	2/11/13	10.21

10.21†	Subcontract Agreement, dated as of September 30, 2011, by and between the Registrant and CUBRC, Inc.	S-1	2/11/13	10.22

10.22	Second Amended and Restated Registration Rights Agreement, dated as of May 14, 2010, as amended	S-1	2/11/13	10.1

10.23	Warrant to purchase shares of Series A Convertible Preferred Stock issued by the Registrant to Silicon Valley Bank expiring on September 27, 2017	S-1	2/11/13	10.2

10.24	Loan and Security Agreement, dated as of May 16, 2011, among the Registrant, Tetraphase Securities Corporation, Silicon Valley Bank and Oxford Finance LLC	S-1	2/11/13	10.18

10.25	First Amendment to Loan and Security Agreement, dated December 20, 2012, by and among the Registrant, Tetraphase Securities Corporation, Silicon Valley Bank and Oxford Finance LLC	S-1	2/11/13	10.23

10.26*	Consent and Second Amendment to Loan and Security Agreement, dated December 1, 2014, by and among the Registrant, Tetraphase Securities Corporation, Silicon Valley Bank, Oxford Finance LLC, the other Lenders named therein, and Silicon Valley Bank, as agent for the Lenders

10.27*	Consent and Third Amendment to Loan and Security Agreement, dated December 18, 2014, by and among the Registrant, Tetraphase Securities Corporation, Silicon Valley Bank, Oxford Finance LLC, the other Lenders named therein, and Silicon Valley Bank, as agent for the Lenders

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP

31.1*	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Chief Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.