Form 10-Q
period 2015-03-31
TETRAPHASE PHARMACEUTICALS INC
filed 2015-05-07
CIK 1373707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 1, 2015 there were 36,129,904 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

TETRAPHASE PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2015

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$260,320	$121,042
Accounts receivable	5,479	3,458
Prepaid expenses and other current assets	3,144	2,097

Total current assets	268,943	126,597
Property and equipment, net	317	300
Restricted cash	199	199
Other assets	106	108

Total assets	$269,565	$127,204

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,595	$4,105
Accrued expenses	9,062	9,477
Deferred revenue	1,018	258
Term loan payable	—	3,436

Total current liabilities	15,675	17,276
Accrued final interest payment on term loan	—	222
Deferred rent, net of current portion	15	16
Term loan payable, net of current portion	—	1,124
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 125,000 shares authorized; 36,072 and 30,806 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	36	31
Additional paid-in capital	461,288	294,998
Accumulated deficit	(207,449)	(186,463)

Total stockholders’ equity	253,875	108,566

Total liabilities, convertible preferred stock and stockholders’ equity	$269,565	$127,204

See accompanying notes to condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues	$3,016	$2,457

Operating expenses
Research and development	18,873	12,504
General and administrative	4,903	3,171

Total operating expenses	23,776	15,675

Loss from operations	(20,760)	(13,218)

Other income (expense)
Interest income	6	5
Interest expense	(230)	(334)
Other (expense) income	(2)	24

Other expense, net	(226)	(305)

Net loss	$(20,986)	$(13,523)

Net loss per share-basic and diluted	$(0.66)	$(0.53)

Weighted-average number of common shares used in net loss per share-basic and diluted	31,750	25,734

Comprehensive loss	$(20,986)	$(13,523)

See accompanying notes to condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(20,986)	$(13,523)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	32	25
Amortization of deferred financing costs and debt discount	93	70
Accretion of final interest payment on term loans	45	38
Stock-based compensation expense	2,840	1,139
Loss from disposal of property and equipment	2	1
Changes in operating assets and liabilities:
Accounts receivable	(2,021)	(311)
Prepaid expenses and other current assets	(1,052)	(551)
Accounts payable	1,405	2,044
Accrued expenses and accrued final interest payment on term loan	(834)	(1,207)
Deferred revenue	760	(92)

Net cash used in operating activities	(19,716)	(12,367)
Investing activities
Purchases of property and equipment	(51)	(29)

Net cash used in investing activities	(51)	(29)
Financing activities
Proceeds from sale of common stock, net of issuance costs	162,445	—
Repayment of term loan payable	(4,646)	(1,545)
Proceeds from exercise of stock options	1,246	240

Net cash provided by (used in) financing activities	159,045	(1,305)

Net increase (decrease) in cash and cash equivalents	$139,278	$(13,701)
Cash and cash equivalents at beginning of period	121,042	102,712

Cash and cash equivalents at end of period	$260,320	$89,011

Supplemental cash flow and noncash financing activities
Cash paid for interest	$363	$237

Issuance costs included in accounts payable and accrued expenses	$236	$—

See accompanying notes to condensed consolidated financial statements

Tetraphase Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Organization and Operations

Tetraphase Pharmaceuticals, Inc. (the “Company”), is a clinical-stage biopharmaceutical company that was incorporated in Delaware on July 7, 2006 and has a principal place of business in Watertown, Massachusetts. The Company is using its proprietary chemistry technology to create novel antibiotics for serious and life-threatening multidrug-resistant infections. The Company is developing its lead product candidate eravacycline, a fully synthetic tetracycline derivative, as a broad-spectrum intravenous (“IV”) and oral antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including multidrug-resistant Gram-negative infections. The Company is conducting a global phase 3 clinical program for eravacycline called IGNITE (Investigating Gram-Negative Infections Treated with Eravacycline) consisting of two phase 3 clinical trials. We have completed IGNITE1, our phase 3 clinical trial evaluating the safety and efficacy of eravacycline with IV administration for the treatment of complicated intra-abdominal infections (“cIAI”). IGNITE2, our second phase 3 clinical trial of eravacycline for the treatment of complicated urinary tract infections (“cUTI”), with IV-to-oral transition therapy, is ongoing.

Consistent with guidance issued by the United States Food and Drug Administration (“FDA”), with respect to the development of antibiotics for cIAI and the Company’s discussions with the FDA, the Company expects that positive results from these two phase 3 clinical trials will be sufficient to support submission of a new drug application (“NDA”) for eravacycline in the treatment of cIAI and cUTI. In December 2014, the Company announced positive top-line data from IGNITE1, and in April 2015, we announced additional positive data from the trial. In September 2014, the Company announced positive data from the lead-in portion of IGNITE2, and in October 2014, the Company announced the selection of the oral dose for the IV-to-oral transition therapy (1.5 mg/kg IV followed by 200 mg oral dose) to be evaluated in the pivotal portion of IGNITE2 and the initiation of patient enrollment. The Company completed enrollment of the pivotal portion of IGNITE2 in May 2015 and the Company expects to have top-line data in the third quarter of 2015. If the pivotal portion of IGNITE2 is successful, the Company expects to submit an NDA to the FDA by the end of 2015 and a marketing authorization application to the European Medicines Agency in the first half of 2016. The Company is also pursuing the discovery and development of additional antibiotics that target unmet medical needs, including multidrug-resistant Gram-negative bacteria.

The Company is devoting substantially all of its efforts to product research and development, market development, and raising capital. The Company is subject to a number of risks similar to those of other life science companies in a similar stage of development, including rapid technological change, dependence on key individuals, competition from other companies, compliance with government regulations, protection of proprietary technology, dependence on third parties, product liability, the need for development of commercially viable products, regulatory approval of products, uncertainty of market acceptance of products, and the need to obtain additional financing to fund the development of its product candidates. The Company has not completed development of any product candidate and has devoted substantially all of its financial resources and efforts to research and development, including preclinical and clinical development. The Company expects to continue to incur significant expenses and increasing operating losses for at least the next several years, and expects to require additional financial resources to advance its product candidates.

The Company has incurred annual net operating losses in every year since its inception. As of March 31, 2015, the Company had incurred losses since inception of $207.4 million. The Company has not generated any product revenues and has financed its operations primarily through public offerings and private placements of its equity securities, debt financings and funding from the United States government.

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2014 contained in the Company’s annual report on Form 10-K filed with the SEC on March 6, 2015 (the “2014 Form 10-K”). The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2015, and the results of operations and comprehensive loss and cash flows for the three months ended March 31, 2015 and 2014. Interim operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for future interim periods or for the fiscal year ending December 31, 2015.

The December 31, 2014 condensed consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures including notes required by GAAP for complete financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, the Company’s management evaluates its estimates, including estimates related to clinical trial accruals, stock-based compensation expense, contract and grant revenues, and expenses. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents at March 31, 2015 and December 31, 2014 consisted of cash and money market funds.

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

Financial instruments measured at fair value as of March 31, 2015 and December 31, 2014 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance	Level 1	Level 2	Level 3
March 31, 2015
Cash	$2,501	$2,501	$—	$—
Money market funds, included in cash equivalents	$257,819	$257,819	$—	$—

December 31, 2014
Cash	$2,919	$2,919	$—	$—
Money market funds, included in cash equivalents	$118,123	$118,123	$—	$—

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

The fair value of the Company’s term loan payable was determined using current applicable rates for similar instruments as of the balance sheet date. The Company’s term loan payable was a Level 3 liability within the fair value hierarchy. The fair value of the Company’s term loan payable at December 31, 2014, computed pursuant to a discounted cash flow technique using the effective interest rate based on the Company’s estimated borrowing rate at December 31, 2014, was $4.9 million.

Accounts Receivable

In September 2011, the National Institutes of Health’s (“NIH”) National Institute of Allergy and Infectious Diseases (“NIAID”) division awarded a contract of up to $35.8 million over a five-year term for the development of TP-271, a preclinical compound, for respiratory disease caused by bacterial biothreat pathogens (“NIAID Contract”) (Note 3). The Company is collaborating with CUBRC Inc. (“CUBRC”), an independent, not for profit, research corporation that specializes in U.S. government-based contracts, on this NIAID Contract and has entered into a subcontract with CUBRC that could potentially provide funding to the Company of up to approximately $13.3 million over the five-year term, including committed funding of $7.8 million from the initial contract date through September 30, 2016, of which $7.4 million had been received by the Company through March 31, 2015. In addition during 2011, the Company was a subawardee under a separate grant from the NIAID (“NIAID Grant”) (Note 3).

In January 2012, the Biomedical Advanced Research and Development Authority (“BARDA”), an agency of the U.S. Department of Health and Human Services, awarded a contract of up to $67.0 million for the development of eravacycline as a potential countermeasure for the treatment of disease caused by bacterial biothreat pathogens (“BARDA Contract”). The funding under the BARDA Contract is also being used for certain activities in the development of eravacycline to treat certain infections caused by life-threatening multidrug-resistant bacteria. The Company is also collaborating with CUBRC on the BARDA Contract and has entered into a subcontract with CUBRC that could potentially provide funding to the Company of up to approximately $39.8 million, including committed funding of $31.0 million from the initial contract date through September 9, 2016, of which $17.8 million had been received by the Company through March 31, 2015 (Note 3).

Accounts receivable at March 31, 2015 and December 31, 2014 represent amounts due from CUBRC under the Company’s subcontracts under the NIAID Contract and the BARDA Contract and under the Company’s subaward under the NIAID Grant. The Company’s practice is to bill the prime contractor, CUBRC, amounts for which the Company has been invoiced by third parties in the case of contract research or subcontractor costs or for internal costs incurred. Expenses directly associated with the Company’s NIAID and BARDA Contracts and NIAID Grant that have been accrued at the end of the reporting period are not billed to the prime contractor until third party invoices have been received or until internal costs have been paid. Unbilled accounts receivable, included in accounts receivable in the accompanying balance sheet, was $1.3 million and $2.9 million at March 31, 2015 and December 31, 2014, respectively.

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

Restricted Cash

At March 31, 2015 and December 31, 2014 the Company had $199,000 in restricted cash deposits with a bank, of which $159,000 is collateral for a letter of credit issued to the landlord of the Company’s leased facility. If the Company defaults on its rental obligations, $159,000 will be payable to the lessor of the leased facility. In addition, the Company has $40,000 in restricted cash to secure the Company’s corporate credit card issued through the same bank.

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

Revenue under the Company’s subaward with respect to the NIAID Grant is earned under a cost-reimbursable contract through which the Company is reimbursed for direct costs incurred plus allowable indirect costs. Billings under the Company’s subaward under the NIAID Grant are based on approved provisional indirect billing rates that permit recovery of allowable fringe benefits and general and administrative expenses

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

Recent Accounting Pronouncements Issued and Adopted

For a discussion of new accounting standards please read Note 2, Summary of Significant Accounting Policies – Recent Accounting Pronouncements Issued and Adopted to the Company’s consolidated financial statements included within the Company’s 2014 Form 10-K.

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of Common Stock outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The amounts in the table below were excluded from the calculation of diluted weighted-average shares outstanding, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	March 31,
	2015	2014
Warrants	1,103	104,107
Outstanding stock options	4,361,933	3,544,365

(3) Significant Agreements and Contracts

License Agreement

In August 2006, the Company entered into a license agreement for certain intellectual property with Harvard University (the “University”). Under the license agreement, as of March 31, 2015, the Company has paid the University an aggregate of $3.8 million in upfront license fees and development milestone payments, and has issued 31,379 shares of common stock to the University.

For each product covered by the license agreement, the Company is obligated to make certain payments totaling up to approximately $15.1 million upon achievement of certain development and regulatory milestones and to pay additional royalties on net sales of such product. In January 2007 and April 2010, the Company and the University amended the license agreement to include certain additional intellectual property. The Company paid an additional $25,000 to the University with each amendment. In February 2011, the license agreement was further amended to include additional intellectual property in the license granted by the University without the payment of any additional consideration.

Government Grant and Contracts

BARDA Contract for Eravacycline

The Company has received funding for its lead product candidate, eravacycline, under an award from BARDA. In January 2012, BARDA awarded a five-year contract that provides for up to a total of $67.0 million in funding for the development, manufacturing and clinical evaluation of eravacycline for the treatment of disease caused by bacterial biothreat pathogens. The funding under the BARDA Contract is also being used for the development, manufacturing and clinical evaluation of eravacycline to treat certain infections caused by life-threatening multidrug-resistant bacteria

In connection with the BARDA Contract, in February 2012, the Company entered into a five-year cost-plus-fixed-fee subcontract with CUBRC under which it may receive funding of up to approximately $39.8 million, reflecting the portion of the BARDA Contract funding that may be paid to the Company for its activities.

Although the BARDA Contract and the Company’s subcontract with CUBRC under the BARDA Contract, have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to the Company. Committed funding from CUBRC under the Company’s BARDA subcontract is $31.0 million through September 9, 2016, the current contract end date, as a result of the exercise of several options by BARDA under the BARDA Contract. Total funds of $17.8 million had been received by the Company through March 31, 2015 under this contract. During the three months ended March 31, 2015 and 2014, the Company recognized revenue of $2.7 million and $1.8 million, respectively, from the Company’s subcontract under the BARDA Contract.

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

Although the NIAID Contract, the NIAID Grant and the Company’s subcontract with CUBRC under the NIAID Contract have terms of five years, and the Company’s subaward under the NIAID Grant has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond September 30, 2016. To the extent that NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to the Company. As of March 31, 2015, committed funding from CUBRC under the Company’s subcontract with respect to the NIAID Contract is $7.8 million through the current contract end date which has been extended to September 30, 2016, of which $7.4 million had been received through March 31, 2015. Committed funding from CUBRC under the Company’s subaward with respect to the NIAID Grant is $0.8 million through the current contract end date which has been extended to May 30, 2016, of which $0.7 million had been received through March 31, 2015.

During the three months ended March 31, 2015 and 2014, the Company recognized revenue of $0.2 million and $0.6 million, respectively, from the Company’s subcontract under the NIAID Contract. During the three months ended March 31, 2015 and 2014, the Company recognized revenue of $65,000 and $57,000, respectively, from the Company’s subaward under the NIAID Grant.

(4) Accrued Expenses

Accrued expenses at March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Drug supply and development	$3,701	$5,440
Clinical trial related	2,062	724
Salaries and benefits	1,027	2,358
Professional fees	905	346
Preclinical	583	328
Other	784	281

Total	$9,062	$9,477

(5) Long-Term Debt

In May 2011, the Company executed a Loan and Security Agreement with Silicon Valley Bank and Oxford Finance (the “Term Loan”), which provided for up to $8.0 million of funding, to be made available in two tranches. The Term Loan matured on November 1, 2014 and was paid in full on March 31, 2015.

In December 2012, the Company amended the Term Loan (the “2012 Term Loan”) to provide for up to an additional $9.2 million in funding, to be made available in two tranches. On March 31, 2015, the Company repaid the 2012 Term Loan. As a result, no indebtedness remains outstanding under either the Term Loan or the 2012 Term Loan.

In connection with the funding of the 2012 Term A Loan, the Company issued to the lenders 10-year warrants to purchase an aggregate of 964,605 shares of Series C Preferred Stock with an exercise price of $0.2571 per share. In connection with the February 2013 borrowing under the 2012 Term B Loan, the warrant that the Company issued to Silicon Valley Bank in December 2012 automatically became exercisable for an additional 233,372 shares of Series C preferred stock. In addition, the Company issued to Oxford Finance a 10-year warrant to purchase an additional 233,372 shares of Series C preferred stock with an exercise price of $0.2571 per share.

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

(6) Stock-based Compensation

In August 2006, the Company adopted the Tetraphase Pharmaceuticals, Inc. Stock Incentive Plan (the “2006 Plan”) under which it was able to grant incentive stock options, nonqualified stock options, restricted stock, and stock grants to purchase up to 1,128,183 shares of Common Stock. In May 2010, the Company amended the plan to increase the number of shares of Common Stock issuable under the 2006 Plan to 1,853,288. The options expire ten years after the grant date. As of March 31, 2015, no shares were available for future issuance under the 2006 Plan.

In February 2013, the Company’s board of directors and stockholders approved, effective upon the closing of the IPO, the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards for the purchase of that number of shares of Common Stock equal to the sum of (i) 3,946,180 shares of Common Stock, (ii) 258,265 shares of Common Stock that were reserved for issuance under the 2006 Plan that remained available for issuance under the 2006 Plan upon the closing of the IPO, (iii) any shares of Common Stock subject to awards under the 2006 Plan which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company without having been fully exercised or resulting in any Common Stock being issued. In addition, the number of shares of Common Stock that may be issued under the 2013 Plan is subject to automatic annual increases, to be added on January 1 of each year through and including January 1, 2023, equal to the number of shares that is the lesser of (a) 3,000,000, (b) 4% of the then outstanding shares of Common Stock or (c) an amount determined by the Company’s board of directors. As of March 31, 2015, 1,345,004 shares were available for future issuance under the 2013 Plan.

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

Stock option activity at March 31, 2015 and changes during the three months then ended is presented in the table and narrative below (in thousands except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	3,409,497	$8.75	7.92	$105,550
Granted	1,331,250	39.68
Exercised	(320,939)	3.88
Forfeited	(57,875)	18.58

Options outstanding at March 31, 2015	4,361,933	$18.42	8.36	$83,512

Options vested or expected to vest at March 31, 2015 (1)	4,110,364	$17.91	8.31	$80,605

Options exercisable at March 31, 2015	1,326,058	$6.59	6.75	$39,845

(1)	This represents the number of vested options as of March 31, 2015, plus the number of unvested options that the Company estimated as of March 31, 2015 would vest, based on the unvested options at March 31, 2015, as adjusted for the estimated forfeiture rate of 5.5%.

The aggregate intrinsic value in the table above was calculated for all in-the-money options equal to the difference between the Company’s closing common stock price on the last trading day during the three months ended March 31, 2015 and the exercise price for such options, multiplied by the number of in-the-money options. As of March 31, 2015, there was $34.4 million of total unrecognized stock-based compensation cost related to employee and non-employee unvested stock options granted under the 2006 Plan and the 2013 Plan. Total unrecognized compensation cost will be adjusted for future forfeitures. The Company expects to recognize that cost over a remaining weighted-average period of 3.0 years.

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

The Company estimates the fair value of each employee and director stock option award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

Three Months Ended March 31,
	2015	2014
Volatility factor	58.36-58.64%	53.50-53.96%
Expected term (in years)	6.06-6.11	5.81-6.11
Risk-free interest rates	1.35-1.78%	1.79-2.13%
Dividend yield	—	—

Stock-based compensation expense recognized in the Company’s consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development	$1,305	$366
General and administrative	1,535	773

Total	$2,840	$1,139

Stock Option Grants to Non-employees

During the year ended December 31, 2014, the Company granted nonqualified options to purchase 110,000 shares of common stock to non-employee consultants, with an average exercise price of $12.56 per share. The Company valued these options using the Black-Scholes option-pricing model and the options are revalued at each reporting period and as the equity instruments vest and are recognized as expense using the accelerated attribution method over the related service period. Stock-based compensation expense related to stock options granted to non-employees was $0.3 million and $18,000 for the three months ended March 31, 2015 and 2014, respectively.

(7) Stockholders’ Equity

On March 17, 2015, the Company completed the sale of 4,945,000 shares of common stock in a follow-on public offering at a price to the public of $35.00 per share, which number of shares includes the underwriters’ exercise in full of their option to purchase additional shares. This offering resulted in net proceeds to the Company of $162.2 million after deducting underwriting discounts and commissions of $10.4 million and offering costs of $0.5 million.

(8) Commitments and Contingencies

On March 24, 2015, the Company amended its existing operating lease to expand its existing premises of 15,899 square feet by an additional 13,711 square feet of office and laboratory space for a total of 29,610 square feet. The effective date of this amendment was April 1, 2015 and the current lease term for both spaces is through November 31, 2016. On March 31, 2015 the Company canceled an existing sublease entered into in September 2014 covering 15,174 square feet of office and laboratory space.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The interim financial statements included in this quarterly report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2014, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K filed with the United States Securities and Exchange Commission, or the SEC, on March 6, 2015, which we refer to as our annual report. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are subject to risks and uncertainties, including those set forth in Part II — Other Information, Item 1A. Risk Factors below and elsewhere in this report that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are a clinical-stage biopharmaceutical company using our proprietary chemistry technology to create novel antibiotics for serious and life-threatening multidrug-resistant infections. We are developing our lead product candidate, eravacycline, a fully synthetic tetracycline derivative, as a broad-spectrum intravenous, or IV, and oral antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including multidrug-resistant Gram-negative infections. We are conducting a global phase 3 clinical program for eravacycline called IGNITE (Investigating Gram-Negative Infections Treated with Eravacycline), consisting of two phase 3 clinical trials. We have completed IGNITE1, our phase 3 clinical trial evaluating the safety and efficacy of eravacycline with IV administration for the treatment of complicated intra-abdominal infections, or cIAI. IGNITE2, our second phase 3 clinical trial of eravacycline for the treatment of complicated urinary tract infections, or cUTI, with IV-to-oral transition therapy, is ongoing.

Consistent with guidance issued by the United States Food and Drug Administration, or FDA, with respect to the development of antibiotics for cIAI and our discussions with the FDA, we expect that positive results from these two phase 3 clinical trials will be sufficient to support submission of a new drug application, or NDA, for eravacycline in the treatment of cIAI and cUTI. In December 2014, we announced positive top-line data from IGNITE1, and in April 2015, we announced additional positive data from the trial. In September 2014, we announced positive data from the lead-in portion of IGNITE2, and in October 2014 announced the selection of the oral dose for the IV-to-oral transition therapy (1.5 mg/kg IV followed by 200 mg oral dose) to be evaluated in the pivotal portion of IGNITE2 and the initiation of patient enrollment. We completed enrollment of the pivotal portion of IGNITE2 in May 2015 and we expect to have top-line data in the third quarter of 2015. If the pivotal portion of IGNITE2 is successful, we expect to submit an NDA to the FDA by the end of 2015 and a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, in the first half of 2016.

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

We commenced business operations in July 2006. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary chemistry technology, identifying potential product candidates and undertaking preclinical studies and clinical trials of our product candidates. To date, we have not generated any product revenue and have primarily financed our operations through public offerings and private placements of our equity securities, debt financings and funding from the United States government. As of March 31, 2015, we had received an aggregate of $460.5 million in net proceeds from the issuance of equity securities and borrowings under debt facilities and an aggregate of $25.9 million from government grants and contracts. As of March 31, 2015, our principal source of liquidity was cash and cash equivalents, which totaled $260.3 million.

As of March 31, 2015, we had an accumulated deficit of $207.4 million. Our net losses were $21.0 million and $13.5 million for the three months ended March 31, 2015 and 2014, respectively. We expect that our expenses will increase substantially as we continue our ongoing phase 3 clinical trial of eravacycline for the treatment of cUTI, seek marketing approval for eravacycline, conduct pre-commercialization and launch-related activities for eravacycline, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. If we obtain marketing approval of eravacycline, we also expect to incur significant sales, marketing, distribution and manufacturing expenses. Furthermore, we expect to incur ongoing research and development expenses relating to our product candidates other than eravacycline and that our general and administrative costs will increase as we grow and continue to operate as a public company. We will need to generate significant revenue to achieve profitability, and we may never do so.

On March 17, 2015, we completed the sale of 4,945,000 shares of common stock in a follow-on public offering at a price to the public of $35.00 per share, which number of shares includes the underwriters’ exercise in full of their option to purchase additional shares. This offering resulted in net proceeds to us of $162.2 million after deducting underwriting discounts and commissions of $10.4 million and offering costs of $0.5 million. We believe that our available funds at March 31, 2015 will be sufficient to enable us to obtain top-line data from our ongoing Phase 3 clinical trial of eravacycline for the treatment of cUTI, to submit an NDA to the FDA for eravacycline and a MAA to the EMA, to perform pre-commercialization activities and prepare for commercial launch of eravacycline. We expect that these funds will not, however, be sufficient to enable us to commercially launch eravacycline. It is also possible that we will not achieve the progress that we expect with respect to eravacycline because the actual costs and timing of clinical development activities are difficult to predict and are subject to substantial risks and delays. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

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

Although the BARDA Contract, and our subcontract with CUBRC under the BARDA Contract, have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is $31.0 million from the initial contract date through September 9, 2016, of which $17.8 million had been received through March 31, 2015.

Similarly, although the NIAID Contract and our subcontract with CUBRC under the NIAID Contract have five-year terms, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond September 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID Contract is $7.8 million, from the initial contract date through September 30, 2016, of which $7.4 million had been received through March 31, 2015. In addition, although the NIAID Grant has a term of five years and our subaward from CUBRC has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond May 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subaward with respect to the NIAID Grant is $0.8 million from the initial grant date through May 30, 2016, of which $0.7 million had been received through March 31, 2015.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the research and development of our preclinical and clinical candidates, and include:

•	personnel-related expenses, including salaries, benefits and stock-based compensation expense;

•	expenses incurred under agreements with contract research organizations, contract manufacturing organizations, and consultants that provide preclinical, clinical, regulatory and manufacturing services;

•	payments made under our license agreement with Harvard University;

•	the cost of acquiring, developing and manufacturing clinical trial materials and lab supplies;

•	facility, depreciation and other expenses, which include direct and allocated expenses for rent, maintenance of our facilities, insurance and other supplies; and

•	costs associated with preclinical and regulatory activities.

We expense research and development costs to operations as incurred. We recognize costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors.

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and laboratory supplies, to each program based on the personnel resources allocated to such program. Expenses related to facilities, consulting, travel, conferences, stock-based compensation and depreciation are not allocated to a program and are separately classified as other research and development expenses. The following table summarizes our research and development expenses on a program-specific basis for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Eravacycline	$13,180	$8,967
BARDA Contract	2,666	1,611
NIAID Contract and NIAID Grant	301	663
Other development programs	477	247
Other research and development	2,249	1,016

Total research and development expenses	$18,873	$12,504

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

As of March 31, 2015, we had incurred an aggregate of $108.2 million in research and development expenses related to the development of eravacycline, and we also incurred $21.1 million of expenses related to the development or eravacycline that were funded under the BARDA Contract. We expect that our research and development expenses will increase substantially as we continue our ongoing phase 3 clinical trial of eravacycline for the treatment of cUTI, incur nonclinical, regulatory and drug manufacturing costs in support of NDA-related activities, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. We expect that the total external costs of the phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI incurred with clinical research organizations will be approximately $55.0 million to $65.0 million, of which $44.6 million had been incurred through March 31, 2015.

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

We have licensed our proprietary chemistry technology from Harvard University on an exclusive worldwide basis under a license agreement that we entered into in August 2006. Under our license agreement, we have paid Harvard an aggregate of $3.8 million in upfront license fees and development milestone payments. We have also issued 31,379 shares of our common stock to Harvard under the license agreement. In addition, we have agreed to make payments to Harvard upon the achievement of specified future development and regulatory milestones totaling up to $15.1 million for each licensed product candidate ($3.1 million of which has already been paid with respect to eravacycline), and to pay tiered royalties in the single digits based on annual worldwide net sales, if any, of licensed products, our affiliates and our sublicensees. We are also obligated to pay Harvard a specified share of non-royalty sublicensing revenues that we receive from sublicensees for the grant of sublicenses under the license and to reimburse Harvard for specified patent prosecution and maintenance costs. The next milestone payment due under the license agreement with respect to eravacycline would be a $3.0 million payment upon acceptance of an NDA filing to the FDA.

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

We anticipate that our general and administrative expenses will increase for a number of reasons, including:

•	support of the anticipated expansion of our research and development activities as we continue the development of our product candidates;

•	expansion of infrastructure, including increases in personnel-related costs, consulting, legal, accounting and investor relations costs, and directors and officers insurance premiums; and

•	if and when we believe a regulatory approval of our first product candidate appears likely, anticipated increases in our personnel-related and consulting costs as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents. The primary objective of our investment policy is capital preservation.

Interest Expense

Interest expense consists primarily of interest accrued on our outstanding indebtedness and non-cash interest related to the amortization of debt discount costs associated with our term loan facility with Silicon Valley Bank and Oxford Finance. We repaid the remaining indebtedness under the term loan facility on March 31, 2015 and, accordingly, will not incur any more interest expense under the term loan facility.

Other Income

Other income for the three months ended March 31, 2014 was de minimis.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

The following table summarizes the results of our operations for each of the three months ended March 31, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Three Months Ended March 31,		Increase/ (decrease)%
	2015	2014
	(in thousands)
Revenues	$3,016	$2,457	$559	23%
Operating expenses:
Research and development	18,873	12,504	6,369	51%
General and administrative	4,903	3,171	1,732	55%

Total operating expenses	23,776	15,675	8,101	52%

Loss from operations	(20,760)	(13,218)	(7,542)	57%
Interest income	6	5	1	20%
Interest expense	(230)	(334)	104	(31)%
Other income	(2)	24	(26)	(108)%

Net loss	$(20,986)	$(13,523)	$(7,463)	55%

Revenue from U.S. Government Contracts and Grants

The following table sets forth our contract and grant revenue for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Increase/ (decrease)%
Revenue	2015	2014
	(in thousands)
BARDA	$2,724	$1,776	$948	53%
NIAID Contract	227	624	(397)	(64)%
NIAID Grant	65	57	8	14%

	$3,016	$2,457	$559	23%

Contract and grant revenue was $3.0 million for the three months ended March 31, 2015 compared to $2.5 million for the three months ended March 31, 2014, an increase of approximately $0.6 million, or 23%. This increase was primarily due to the scope and timing of activities under our subcontract with respect to the BARDA Contract conducted during the quarter ended March 31, 2015 as compared to the quarter ended March 31, 2014, offset in part by a decrease in activities under our subcontract with respect to the NIAID Contract.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2015 were $18.9 million compared to $12.5 million for the three months ended March 31, 2014, an increase of $6.4 million, or 51%. This increase was due to higher costs of $2.6 million in support of our NDA-related activities, primarily drug manufacturing and nonclinical costs; an increase of $1.0 million in drug manufacturing costs under our BARDA subcontract; an increase in stock-based compensation expense of $0.9 million resulting from additional headcount and our annual stock option awards to employees granted during the quarter ended March 31, 2015; an increase in clinical trial costs of $0.8 resulting from our ongoing phase 3 clinical trial of eravacycline for the treatment of cUTI; and an increase in consulting costs of $0.7 million primarily related to our eravacycline program.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2015 were $4.9 million compared to $3.2 million for the three months ended March 31, 2014, an increase of $1.7 million, or 55%. This increase was primarily due to an increase in stock-based compensation expense of $0.8 million resulting from additional headcount, our annual stock option awards to employees granted during the quarter ended March 31, 2015, as well as a stock option granted to a non-employee during April 2014; an increase of $0.5 million in consulting costs primarily related to planning and pre-commercialization activities for eravacycline; and an increase in personnel-related costs of $0.4 million in connection with additional headcount to support pre-commercialization activities for eravacycline and general corporate activities.

Interest Income

Interest income for the three months ended March 31, 2015 and 2014 was de minimis.

Interest Expense

Interest expense for the three months ended March 31, 2015 was $0.2 million compared to $0.3 million for the three months ended March 31, 2014, a decrease of $0.1 million or 26%. The decrease in interest expense was primarily attributable to a decrease in the outstanding principal balance under our term loan facility with Silicon Valley Bank and Oxford Finance associated with our principal payments made. We repaid all remaining indebtedness under the term loan facility on March 31, 205. Accordingly, we do not plan to incur interest expense in connection with the term loan facility in future periods.

Other Income

Other income for the three months ended March 31, 2015 and 2014 was de minimis.

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

Since our inception, we have funded our operations principally through the receipt of funds from public offerings and private placements of equity securities, debt financings and contract research funding and research grants from the United States government. As of March 31, 2015, we had cash and cash equivalents of approximately $260.3 million. We invest cash in excess of immediate requirements in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of March 31, 2015, our funds were held in cash and money market funds.

On March 17, 2015, we completed the sale of 4,945,000 shares of common stock in a follow-on public offering at a price to the public of $35.00 per share, which number of shares includes the underwriters’ exercise in full of their option to purchase additional shares. This offering resulted in net proceeds to us of $162.2 million after deducting underwriting discounts and commissions of $10.4 million and offering costs of $0.5 million.

The following table summarizes our sources and uses of cash for each of the periods set forth below (in thousands):

	Three months ended March 31,
	2015	2014
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(19,716)	$(12,367)
Net cash used in investing activities	(51)	(29)
Net cash provided by (used in) financing activities	159,045	(1,305)

Net increase (decrease) in cash and cash equivalents	$139,278	$(13,701)

During the three months ended March 31, 2015 and 2014, our operating activities used net cash of $19.7 million and $12.4 million, respectively. The use of net cash in both periods primarily resulted from our net losses and changes in our working capital accounts. The increase in net cash used in operations for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was due primarily to higher operating expenses during the three months ended March 31, 2015 of $23.8 million as compared to $15.7 million for the three months ended March 31, 2014.

During the three months ended March 31, 2015 and 2014, our investing activities used net cash of $51,000 and $29,000, respectively. The use of net cash in both periods resulted from purchases of property and equipment to facilitate our increased research and development activities and increased headcount.

During the three months ended March 31, 2015 and 2014, our net cash provided by (used in) financing activities was $159.0 million and $(1.3) million, respectively. The net cash provided by financing activities during the three months ended March 31, 2015 was primarily related to proceeds from our follow-on public offering of $162.2 million, as well as proceeds from the exercise of stock options of $1.2 million, offset in part by repayment of remaining indebtedness under our term loan facility of $4.6 million. The net cash used in financing activities during the three months ended March 31, 2014 was related to principal payments on our loans payable of $1.5 million, offset by proceeds from the exercise of stock options of $0.2 million.

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

We believe that our available funds will be sufficient to fund our current operating plan into the first quarter of 2017, enable us to obtain top-line data from our ongoing phase 3 clinical trial of eravacycline for the treatment of cUTI, to submit an NDA to the FDA for eravacycline, and to perform pre-commercialization activities for eravacycline. We expect that these funds will not, however, be sufficient to enable us to commercially launch eravacycline. As a result, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

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

Contractual Obligations

On March 24, 2015, we amended our existing operating lease to expand our existing premises of 15,899 square feet by 13,711 square feet for a total of 29,610 square feet. The effective date of this amendment was April 1, 2015 and the current lease term for both spaces is through November 31, 2016. On March 31, 2015 we canceled an existing sublease entered into in September 2014 covering 15,174 square feet of office and laboratory space.

During the three months ended March 31, 2015, there were no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our annual report.

Recent Accounting Pronouncements

For a discussion of new accounting standards please read Note 2, Summary of Significant Accounting Policies – Recent Accounting Pronouncements Issued and Adopted to our consolidated financial statements included within our  annual report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the three months ended March 31, 2015. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of our annual report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015, the end of the period covered by this quarterly report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. RISK FACTORS

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks we do not yet know of or which we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer and the trading price of our common stock could decline.

Risks Relating to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception, expect to incur losses for at least the next several years and may never achieve or sustain profitability.

We have incurred annual net operating losses in every year since our inception. Our net loss was $21.0 million for the three months ended March 31, 2015, $66.7 million for the year ended December 31, 2014 and $29.6 million for the year ended December 31, 2013. As of March 31, 2015, we had an accumulated deficit of $207.4 million. We have not generated any product revenues and have financed our operations primarily through the public offering and private placements of our equity securities, debt financings and revenue from U.S. government grants and contract awards. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect that our expenses will increase substantially as we continue our ongoing phase 3 clinical trial of eravacycline for the treatment of cUTI, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, conduct pre-commercialization and launch-related activities for eravacycline, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. We expect that the total external costs of our phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI will be approximately $55.0 million to $65.0 million. If we obtain marketing approval for eravacycline or any other product candidate that we develop, we expect to incur significant commercialization expenses related to activities such as product sales, marketing, distribution and manufacturing.

We believe that our available funds will enable us to fund our current operating plan and capital expenditure requirements into the first quarter of 2017. We believe that our available funds will be sufficient to enable us to obtain top-line data from our ongoing phase 3 clinical trial of eravacycline for the treatment of cUTI, submit a new drug application, or NDA, to the FDA for eravacycline and to perform pre-commercialization activities for eravacycline. We expect that these funds will not, however, be sufficient to enable us to commercially launch eravacycline. As a result, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

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

Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the timing and costs of our ongoing phase 3 clinical trial of eravacycline for the treatment of cUTI;

•	manufacturing costs related to regulatory filings and anticipated commercial launch;

•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our other product candidates and potential product candidates;

•	the amount of funding that we receive under our subcontracts awarded to us by our collaborator CUBRC, Inc., or CUBRC, under its government contracts with the Biomedical Advanced Research and Development Authority, or BARDA, and with the National Institutes of Health’s, or NIH’s, National Institute of Allergy and Infectious Diseases, or NIAID, and under our subaward from CUBRC under its grant from NIAID, and the activities funded under these contracts;

•	the number and characteristics of product candidates that we pursue;

•	the timing and costs of developing eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the costs of commercialization activities for eravacycline and other product candidates if we receive marketing approval, including the timing and costs of establishing product sales, marketing, distribution and manufacturing capabilities;

•	revenue received from commercial sales of eravacycline, subject to receipt of marketing approval;

•	the terms and timing of any future collaborations, partnerships, licensing, marketing, distribution or other arrangements that we may establish;

•	the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including milestone and royalty payments and patent prosecution fees that we are obligated to pay to Harvard pursuant to our license agreement;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and

•	the extent to which we in-license or acquire other products and technologies.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Currently, our only external source of funds is funding under subcontracts and a subaward awarded to us by CUBRC pursuant to government contracts from BARDA and NIAID and a grant from NIAID. Although the BARDA contract, and our subcontract with CUBRC under the BARDA contract, have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is $31.0 million from the initial contract date through September 9, 2016, of which $17.8 million had been received through March 31, 2015.

Similarly, although the NIAID contract and our subcontract with CUBRC under the NIAID contract have five-year terms, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond September 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID contract is $7.8 million, of which $7.4 million had been received through March 31, 2015. In addition, although the NIAID grant has a term of five years and our subaward from CUBRC has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond May 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subaward with respect to the NIAID grant is $0.8 million from the initial grant date through May 30, 2016, of which $0.7 million had been received through March 31, 2015.

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

To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interest of our stockholders may be materially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect their rights. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific corporate actions, such as incurring additional debt, merging with or acquiring another entity, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing additional financing would require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

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

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources in the development of eravacycline for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections. Our prospects are substantially dependent on our ability to develop, obtain marketing approval for and successfully commercialize eravacycline. The success of eravacycline will depend on several factors, including the following:

•	successful completion of clinical trials;

•	successful manufacturing of registration batches for regulatory filings for eravacycline;

•	the successful outcome of discussions with regulatory agencies regarding our planned marketing applications;

•	timely filing for and receipt of marketing approvals from applicable regulatory authorities;

•	establishment of arrangements with third-party manufacturers to obtain manufacturing supply;

•	obtainment and maintenance of patent and trade secret protection and regulatory exclusivity;

•	protection of our rights in our intellectual property portfolio;

•	commercial launch of eravacycline, if and when approved, whether alone or in collaboration with others;

•	acceptance of eravacycline, if and when approved, by patients, the medical community and third-party payors;

•	competition with other therapies; and

•	a continued acceptable safety profile of eravacycline following approval.

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

There are a variety of available therapies marketed for the treatment of multidrug-resistant infections that we would expect would compete with eravacycline, including ceftazidime/avibactam, which is marketed by Allergan Inc. and AstraZeneca plc as Avycaz; meropenem, which is marketed by AstraZeneca as Merrem; imipenem/cilastatin, which is marketed by Merck as Primaxin; tigecycline, which is marketed by Pfizer as Tygacil; levofloxacin, which is marketed by Ortho-McNeil and Johnson & Johnson as Levaquin; piperacillin/tazobactam, which is marketed by Pfizer as Zosyn; and ceftolozane/tazobactam, which is marketed by Merck/Cubist as Zerbaxa. Many of the available therapies are well established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. If eravacycline is approved, it may be priced at a significant premium over other competitive products. This may make it difficult for eravacycline to compete with these products.

There are also a number of products either currently under FDA review or in phase 3 development by third parties to treat multidrug-resistant infections, including meropenem/RPX7009, which is being developed by The Medicines Company as Carbavance, and plazomicin, which is being developed by Achaogen, Inc. If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than we do, it could result in our competitors establishing a strong market position before we are able to enter the market.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development, regulatory, commercialization and business development expertise of our executive management team, as well as the other principal members of our management, scientific and clinical team. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time.

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

Our stock price may be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, our stock traded within a range of a high price of $44.55 per share and a low price of $6.62 per share for the period beginning March 20, 2013, our first day of trading on the NASDAQ Global Select Market, through May 1, 2015. As a result of this volatility, investors may not be able to sell their common stock at or above the prices they paid for it. The market price for our common stock may be influenced by many factors, including:

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us, on an annual basis beginning in 2014, to review and evaluate our internal controls. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To maintain compliance with Section 404, we are required to document and evaluate our internal control over financial reporting, which has been both costly and challenging. In this regard, we will need to continue to dedicate internal resources, continue to engage outside consultants and adopt a detailed work plan to continue to assess and document the adequacy of internal control over financial reporting, continue to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Based on our market capitalization as of June 30, 2015, our independent registered public accounting firm may be required to issue a report on our internal controls over financial reporting. There is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

We do not anticipate paying any cash dividends on our capital stock in the foreseeable future, accordingly, stockholders must rely on capital appreciation, if any, for any return on their investment.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the operation, development and growth of our business. The terms of our debt facility with Silicon Valley Bank and Oxford Finance that we repaid precluded us from paying dividends, and any future debt agreements may also preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

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

Date: May 7, 2015	TETRAPHASE PHARMACEUTICALS, INC.

	By:	/s/ David C. Lubner
David C. Lubner
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Date Filed with the SEC	Exhibit Number	Filed Herewith

10.1	Amendment, dated March 24, 2015, to Lease Agreement, dated as of November 16, 2006, by and between the Registrant and ARE-480 Arsenal Street, LLC, as amended.				X

10.2	Offer letter, dated as of February 16, 2015, by and between the Registrant and Maria D. Stahl.				X

10.3	Form of Nonstatutory Option Agreement for Inducement Grants				X

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X