Form 10-Q
period 2015-06-30
TETRAPHASE PHARMACEUTICALS INC
filed 2015-08-06
CIK 1373707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 1, 2015 there were 36,420,722 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

TETRAPHASE PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2015

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$242,079	$121,042
Accounts receivable	3,423	3,458
Prepaid expenses and other current assets	2,911	2,097

Total current assets	248,413	126,597
Property and equipment, net	946	300
Restricted cash	199	199
Other assets	52	108

Total assets	$249,610	$127,204

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,786	$4,105
Accrued expenses	9,372	9,477
Deferred revenue	524	258
Term loan payable	—	3,436

Total current liabilities	15,682	17,276
Accrued final interest payment on term loan	—	222
Deferred rent, net of current portion	—	16
Term loan payable, net of current portion	—	1,124
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 125,000 shares authorized; 36,369 and 30,806 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	36	31
Additional paid-in capital	467,385	294,998
Accumulated deficit	(233,493)	(186,463)

Total stockholders’ equity	233,928	108,566

Total liabilities and stockholders’ equity	$249,610	$127,204

See accompanying notes to condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$3,343	$1,275	$6,359	$3,732

Operating expenses
Research and development	22,907	16,513	41,780	29,017
General and administrative	6,489	2,947	11,393	6,118

Total operating expenses	29,396	19,460	53,173	35,135

Loss from operations	(26,053)	(18,185)	(46,814)	(31,403)

Other income (expense)

Other income (expense), net	10	(278)	(216)	(583)

Net loss	$(26,043)	$(18,463)	$(47,030)	$(31,986)

Net loss per share-basic and diluted	$(0.72)	$(0.71)	$(1.38)	$(1.24)

Weighted-average number of common shares used in net loss per share-basic and diluted	36,207	25,845	33,991	25,790

Comprehensive loss	$(26,043)	$(18,463)	$(47,030)	$(31,986)

See accompanying notes to condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(47,030)	$(31,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66	53
Amortization of deferred financing costs and debt discount	93	132
Accretion of final interest payment on term loans	45	70
Stock-based compensation expense	6,717	2,205
Loss from disposal of property and equipment	2	1
Changes in operating assets and liabilities:
Accounts receivable	35	363
Prepaid expenses and other current assets	(765)	(784)
Accounts payable	1,681	4,843
Accrued expenses and accrued final interest payment on term loan	(388)	669
Deferred revenue	266	(92)

Net cash used in operating activities	(39,278)	(24,526)
Investing activities
Purchases of property and equipment	(714)	(56)

Net cash used in investing activities	(714)	(56)
Financing activities
Proceeds from sale of common stock, net of issuance costs	162,151	—
Repayment of term loan payable	(4,646)	(3,126)
Proceeds from exercise of stock options	3,524	367

Net cash provided by (used in) financing activities	161,029	(2,759)

Net increase (decrease) in cash and cash equivalents	$121,037	$(27,341)
Cash and cash equivalents at beginning of period	121,042	102,712

Cash and cash equivalents at end of period	$242,079	$75,371

Supplemental cash flow and noncash financing activities
Cash paid for interest	$97	$438

See accompanying notes to condensed consolidated financial statements

Tetraphase Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Organization and Operations

Tetraphase Pharmaceuticals, Inc. (the “Company”), is a clinical-stage biopharmaceutical company that was incorporated in Delaware on July 7, 2006 and has a principal place of business in Watertown, Massachusetts. The Company is using its proprietary chemistry technology to create novel antibiotics for serious and life-threatening multidrug-resistant infections. The Company is developing its lead product candidate eravacycline, a fully synthetic tetracycline derivative, as a broad-spectrum intravenous (“IV”) and oral antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including multidrug-resistant Gram-negative infections. The Company is conducting a global phase 3 clinical program for eravacycline called IGNITE (Investigating Gram-Negative Infections Treated with Eravacycline) consisting of two phase 3 clinical trials. The Company has completed IGNITE1, its phase 3 clinical trial evaluating the safety and efficacy of eravacycline with IV administration for the treatment of complicated intra-abdominal infections (“cIAI”), and in May 2015 announced completion of enrollment in IGNITE2, the Company’s second phase 3 clinical trial of eravacycline for the treatment of complicated urinary tract infections (“cUTI”), with IV-to-oral transition therapy.

Consistent with guidance issued by the United States Food and Drug Administration (“FDA”), with respect to the development of antibiotics for cIAI and the Company’s discussions with the FDA, the Company expects that positive results from these two phase 3 clinical trials will be sufficient to support submission of a new drug application (“NDA”) for eravacycline in the treatment of cIAI and cUTI. In December 2014, the Company announced positive top-line data from IGNITE1, and in April 2015, the Company announced additional positive data from the trial. In September 2014, the Company announced positive data from the lead-in portion of IGNITE2, and in October 2014, the Company announced the selection of the oral dose for the IV-to-oral transition therapy (1.5 mg/kg IV followed by 200 mg oral dose) to be evaluated in the pivotal portion of IGNITE2 and the initiation of patient enrollment. The Company completed enrollment of the pivotal portion of IGNITE2 in May 2015 and the Company expects to have top-line data in the third quarter of 2015. As is customary, the Company has had and will continue to have several pre-NDA discussions with the FDA regarding the Company’s NDA submission. Depending on the outcome of the FDA discussions and the pivotal portion of IGNITE2, the Company expects to submit an NDA to the FDA by the end of 2015 and a marketing authorization application to the European Medicines Agency in the first half of 2016. The Company is also pursuing the discovery and development of additional antibiotics that target unmet medical needs, including multidrug-resistant Gram-negative bacteria.

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

The Company has incurred annual net operating losses in every year since its inception. As of June 30, 2015, the Company had incurred losses since inception of $233.5 million. The Company has not generated any product revenues and has financed its operations primarily through public offerings and private placements of its equity securities, debt financings and funding from the United States government.

There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2014 contained in the Company’s annual report on Form 10-K filed with the SEC on March 6, 2015 (the “2014 Form 10-K”). The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2015, and the results of operations and comprehensive loss and cash flows for the three and six months ended June 30, 2015 and 2014. Interim operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for future interim periods or for the fiscal year ending December 31, 2015.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents at June 30, 2015 and December 31, 2014 consisted of cash and money market funds.

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

Financial instruments measured at fair value as of June 30, 2015 and December 31, 2014 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance	Level 1	Level 2	Level 3
June 30, 2015
Cash	$6,251	$6,251	$—	$—
Money market funds, included in cash equivalents	$235,828	$235,828	$—	$—
December 31, 2014
Cash	$2,919	$2,919	$—	$—
Money market funds, included in cash equivalents	$118,123	$118,123	$—	$—

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

Accounts Receivable

In September 2011, the National Institutes of Health’s (“NIH”) National Institute of Allergy and Infectious Diseases (“NIAID”) division awarded a contract of up to $35.8 million over a five-year term for the development of TP-271, a preclinical compound, for respiratory disease caused by bacterial biothreat pathogens (“NIAID Contract”) (Note 3). The Company is collaborating with CUBRC Inc. (“CUBRC”), an independent, not for profit, research corporation that specializes in U.S. government-based contracts, on this NIAID Contract and has entered into a subcontract with CUBRC that could potentially provide funding to the Company of up to approximately $13.3 million over the five-year term, including committed funding of $8.1 million from the initial contract date through September 30, 2016, of which $7.5 million had been received by the Company through June 30, 2015. In addition during 2011, the Company was a subawardee under a separate grant from the NIAID (“NIAID Grant”) (Note 3).

In January 2012, the Biomedical Advanced Research and Development Authority (“BARDA”), an agency of the U.S. Department of Health and Human Services, awarded a contract of up to $67.0 million for the development of eravacycline as a potential countermeasure for the treatment of disease caused by bacterial biothreat pathogens (“BARDA Contract”). The funding under the BARDA Contract is also being used for certain activities in the development of eravacycline to treat certain infections caused by life-threatening multidrug-resistant bacteria. The Company is also collaborating with CUBRC on the BARDA Contract and has entered into a subcontract with CUBRC that could potentially provide funding to the Company of up to approximately $39.8 million, including committed funding of $37.9 million from the initial contract date through September 9, 2016, of which $22.6 million had been received by the Company through June 30, 2015 (Note 3).

Accounts receivable at June 30, 2015 and December 31, 2014 represent amounts due from CUBRC under the Company’s subcontracts under the NIAID Contract and the BARDA Contract and under the Company’s subaward under the NIAID Grant. The Company’s practice is to bill the prime contractor, CUBRC, amounts for which the Company has been invoiced by third parties in the case of contract research or subcontractor costs or for internal costs incurred. Expenses directly associated with the Company’s NIAID and BARDA Contracts and NIAID Grant that have been accrued at the end of the reporting period are not billed to the prime contractor until third-party invoices have been received or until internal costs have been paid. Unbilled accounts receivable, included in accounts receivable in the accompanying balance sheets, were $1.5 million and $2.9 million at June 30, 2015 and December 31, 2014, respectively.

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

Restricted Cash

At June 30, 2015 and December 31, 2014 the Company had $199,000 in restricted cash deposits with a bank, of which $159,000 is collateral for a letter of credit issued to the landlord of the Company’s leased facility. If the Company defaults on its rental obligations, $159,000 will be payable to the lessor of the leased facility. In addition, the Company has $40,000 in restricted cash to secure the Company’s corporate credit card issued through the same bank.

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

Recent Accounting Pronouncements Issued and Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The new standard will be effective for the Company on January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company is currently evaluating the potential impact that this update may have on the Company’s financial position and results of operations.

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

	June 30,
	2015	2014
Warrants	1,103	52,605
Outstanding stock options	4,004,187	3,701,914

(3) Significant Agreements and Contracts

License Agreement

In August 2006, the Company entered into a license agreement for certain intellectual property with Harvard University (the “University”). Under the license agreement, as of June 30, 2015, the Company has paid the University an aggregate of $3.8 million in upfront license fees and development milestone payments, and has issued 31,379 shares of common stock to the University.

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

Although the BARDA Contract and the Company’s subcontract with CUBRC under the BARDA Contract have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to the Company. Committed funding from CUBRC under the Company’s BARDA subcontract is $37.9 million through September 9, 2016, the current contract end date, as a result of the exercise of several options by BARDA under the BARDA Contract. Total funds of $22.6 million had been received by the Company through June 30, 2015 under this contract. During the three months ended June 30, 2015 and 2014, the Company recognized revenue of $3.2 million and $0.8 million, respectively, from the Company’s subcontract under the BARDA Contract. During the six months ended June 30, 2015 and 2014, the Company recognized revenue of $5.9 million and $2.6 million, respectively, from the Company’s subcontract under the BARDA Contract.

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

Although the NIAID Contract, the NIAID Grant and the Company’s subcontract with CUBRC under the NIAID Contract have terms of five years, and the Company’s subaward under the NIAID Grant has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond September 30, 2016. To the extent that NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to the Company. As of

June 30, 2015, committed funding from CUBRC under the Company’s subcontract with respect to the NIAID Contract is $8.1 million through the current contract end date which has been extended to September 30, 2016, of which $7.5 million had been received through June 30, 2015. Committed funding from CUBRC under the Company’s subaward with respect to the NIAID Grant is $0.8 million through the current contract end date which has been extended to May 30, 2016, of which $0.7 million had been received through June 30, 2015.

During the three months ended June 30, 2015 and 2014, the Company recognized revenue of $0.1 million and $0.4 million, respectively, from the Company’s subcontract under the NIAID Contract. During the three months ended June 30, 2015 and 2014, the Company recognized revenue of less than $1,000 and $32,000, respectively, from the Company’s subaward under the NIAID Grant. During the six months ended June 30, 2015 and 2014, the Company recognized revenue of $0.3 million and $1.0 million, respectively, from the Company’s subcontract under the NIAID Contract. During the six months ended June 30, 2015 and 2014, the Company recognized revenue of $65,000 and $89,000, respectively, from the Company’s subaward under the NIAID Grant.

(4) Accrued Expenses

Accrued expenses at June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Drug supply and development	$4,391	$5,440
Clinical trial related	1,729	724
Salaries and benefits	1,360	2,358
Professional fees	790	346
Preclinical	519	328
Other	583	281

Total	$9,372	$9,477

(5) Long-Term Debt

In May 2011, the Company executed a Loan and Security Agreement with Silicon Valley Bank and Oxford Finance (the “Term Loan”), which provided for up to $8.0 million of funding, to be made available in two tranches. The Term Loan matured on November 1, 2014 and was paid in full on March 31, 2015.

In December 2012, the Company amended the Term Loan (the “2012 Term Loan”) to provide for up to an additional $9.2 million in funding, to be made available in two tranches (the “2012 Term A Loan” and the “2012 Term B Loan”). On March 31, 2015, the Company repaid the 2012 Term Loan. As a result, no indebtedness remains outstanding under either the Term Loan or the 2012 Term Loan.

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

Upon completion of the Company’s initial public offering (“IPO”), the warrants to purchase Series C Preferred Stock issued in connection with the Term Loan, the 2012 Term A Loan and the 2012 Term B Loan were converted into warrants to purchase common stock of the Company. Upon completion of the IPO, the warrants related to the Term Loan became exercisable for 53,648 shares of the Company’s common stock at an exercise price of $7.46 per share, the warrants related to the 2012 Term A Loan became exercisable for 33,262 shares of the Company’s common stock at an exercise price of $7.46 per share and the warrants related to the 2012 Term B Loan became exercisable for 16,094 shares of the Company’s common stock at an exercise price of $7.46 per share.

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

On December 13, 2014, Oxford Finance exercised its warrants under the Term Loan and 2012 Term B Loan described above pursuant to the cashless exercise feature of the warrants. In connection with the exercise of the warrants under the Term Loan, the Company issued 20,488 shares of the Company’s common stock. Warrants to purchase 6,336 shares of common stock were cancelled as payment for the aggregate exercise price of the warrants. In connection with the exercise of the warrants under the 2012 Term B Loan, the Company issued 18,849 shares of the Company’s common stock. Warrants to purchase 5,829 shares of common stock were cancelled as payment for the aggregate exercise price of the warrants.

(6) Stock-based Compensation

In February 2013, the Company’s board of directors and stockholders approved, effective upon the closing of the IPO, the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards for the purchase of that number of shares of Common Stock equal to the sum of (i) 3,946,180 shares of Common Stock, (ii) 258,265 shares of Common Stock that were reserved for issuance under the 2006 Plan that remained available for issuance under the 2006 Plan upon the closing of the IPO, and (iii) any shares of Common Stock subject to awards under the 2006 Plan which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company without having been fully exercised or resulting in any Common Stock being issued. In addition, the number of shares of Common Stock that may be issued under the 2013 Plan is subject to automatic annual increases, to be added on January 1 of each year through and including January 1, 2023, equal to the number of shares that is the lesser of (a) 3,000,000, (b) 4% of the then outstanding shares of Common Stock or (c) an amount determined by the Company’s board of directors. As of June 30, 2015, 539,556 shares were available for future issuance under the 2013 Plan.

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

Stock option activity at June 30, 2015 and changes during the six months then ended is presented in the table and narrative below (in thousands except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	3,409,497	$8.75	7.92	$105,550
Granted	1,444,875	39.71
Exercised	(609,133)	5.51
Forfeited	(241,052)	23.23

Options outstanding at June 30, 2015	4,004,187	$19.77	8.29	$110,780

Options vested or expected to vest at June 30, 2015 (1)	3,685,606	$19.10	8.22	$104,455

Options exercisable at June 30, 2015	1,276,582	$9.21	7.01	$48,801

(1)	This represents the number of vested options as of June 30, 2015, plus the number of unvested options that the Company estimated as of June 30, 2015 would vest, based on the unvested options at June 30, 2015, as adjusted for the estimated forfeiture rate of 8.6%.

The aggregate intrinsic value in the table above was calculated for all in-the-money options equal to the difference between the Company’s closing common stock price on the last trading day during the six months ended June 30, 2015 and the exercise price for such options, multiplied by the number of in-the-money options. As of June 30, 2015, there was $30.7 million of total unrecognized stock-based compensation cost related to employee and non-employee unvested stock options granted under the 2006 Plan and the 2013 Plan. Total unrecognized compensation cost will be adjusted for future forfeitures. The Company expects to recognize that cost over a remaining weighted-average period of 2.8 years.

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

The Company estimates the fair value of each employee and director stock option award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

Three Months Ended June 30,
	2015	2014
Volatility factor	56.49-58.39%	53.41-53.83%
Expected term (in years)	5.31-6.11	5.31-6.11
Risk-free interest rates	1.46-1.94%	1.73-2.05%
Dividend yield	—	—

Six Months Ended June 30,
	2015	2014
Volatility factor	56.49-58.64%	53.41-53.96%
Expected term (in years)	5.31-6.11	5.31-6.11
Risk-free interest rates	1.35-1.94%	1.71-2.13%
Dividend yield	—	—

Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$1,210	$484	$2,515	$850
General and administrative	2,667	582	4,202	1,355

Total	$3,877	$1,066	$6,717	$2,205

Stock Option Grants to Non-employees

During the year ended December 31, 2014, the Company granted nonqualified options to purchase 110,000 shares of common stock to non-employee consultants, with an average exercise price of $12.56 per share. The Company initially valued these options using the Black-Scholes option-pricing model and revalues the options at each reporting period and as the equity instruments vest and are recognized as expense using the accelerated attribution method over the related service period. Stock-based compensation expense related to stock options granted to non-employees was $1.0 million and $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and $1.3 million and $0.1 million for the six months ended June 30, 2015 and 2014, respectively.

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

(8) Commitments and Contingencies

On March 24, 2015, the Company amended its existing operating lease to expand its existing premises of 15,899 square feet by an additional 13,711 square feet of office and laboratory space for a total of 29,610 square feet. The effective date of this amendment was April 1, 2015 and the lease term for both spaces was through November 31, 2016. On March 31, 2015, the Company canceled an existing sublease entered into in September 2014 covering 15,174 square feet of office and laboratory space.

(9) Subsequent Event

The Company amended its existing operating lease to expand its leased premises of 29,610 square feet by an additional 7,828 square feet of office and laboratory space for a total of 37,438 square feet. The lease for the additional office and laboratory space was effective as of August 1, 2015. The lease term was also extended from November 30, 2016 to November 30, 2019.

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

Overview

We are a clinical-stage biopharmaceutical company using our proprietary chemistry technology to create novel antibiotics for serious and life-threatening multidrug-resistant infections. We are developing our lead product candidate, eravacycline, a fully synthetic tetracycline derivative, as a broad-spectrum intravenous, or IV, and oral antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including multidrug-resistant Gram-negative infections. We are conducting a global phase 3 clinical program for eravacycline called IGNITE (Investigating Gram-Negative Infections Treated with Eravacycline), consisting of two phase 3 clinical trials. We have completed IGNITE1, our phase 3 clinical trial evaluating the safety and efficacy of eravacycline with IV administration for the treatment of complicated intra-abdominal infections, or cIAI, and in May 2015 announced completion of enrollment in IGNITE2, our second phase 3 clinical trial of eravacycline for the treatment of complicated urinary tract infections, or cUTI, with IV-to-oral transition therapy.

Consistent with guidance issued by the United States Food and Drug Administration, or FDA, with respect to the development of antibiotics for cIAI and our discussions with the FDA, we expect that positive results from these two phase 3 clinical trials will be sufficient to support submission of a new drug application, or NDA, for eravacycline in the treatment of cIAI and cUTI. In December 2014, we announced positive top-line data from IGNITE1, and in April 2015, we announced additional positive data from the trial. In September 2014, we announced positive data from the lead-in portion of IGNITE2, and in October 2014, we announced the selection of the oral dose for the IV-to-oral transition therapy (1.5 mg/kg IV followed by 200 mg oral dose) to be evaluated in the pivotal portion of IGNITE2 and the initiation of patient enrollment. We completed enrollment of the pivotal portion of IGNITE2 in May 2015 and we expect to have top-line data in the third quarter of 2015. As is customary, we have had and will continue to have several pre-NDA discussions with the FDA regarding our NDA submission. Depending on the outcome of the FDA discussions and the pivotal portion of IGNITE2, we expect to submit an NDA to the FDA by the end of 2015 and a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, in the first half of 2016.

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

We commenced business operations in July 2006. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary chemistry technology, identifying potential product candidates and undertaking preclinical studies and clinical trials of our product candidates. To date, we have not generated any product revenue and have primarily financed our operations through public offerings and private placements of our equity securities, debt financings and funding from the United States government. As of June 30, 2015, we had received an aggregate of $460.5 million in net proceeds from the issuance of equity securities and borrowings under debt facilities and an aggregate of $30.8 million from government grants and contracts. As of June 30, 2015, our principal source of liquidity was cash and cash equivalents, which totaled $242.1 million.

As of June 30, 2015, we had an accumulated deficit of $233.5 million. Our net losses were $26.0 million and $18.5 million for the three months ended June 30, 2015 and 2014, respectively. Our net losses were $47.0 million and $32.0 million for the six months ended June 30, 2015 and 2014, respectively. We expect that our expenses will increase substantially as we conclude activities related to our phase 3 clinical trial of eravacycline for the treatment of cUTI, seek marketing approval for eravacycline, conduct pre-commercialization and launch-related activities for eravacycline, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. If we obtain marketing approval of eravacycline, we also expect to incur significant sales, marketing, distribution and manufacturing expenses. Furthermore, we expect to incur ongoing research and development expenses relating to our product candidates other than eravacycline and that our general and administrative costs will increase as we grow and continue to operate as a public company. We will need to generate significant revenue to achieve profitability, and we may never do so.

On March 17, 2015, we completed the sale of 4,945,000 shares of common stock in a follow-on public offering at a price to the public of $35.00 per share, which number of shares includes the underwriters’ exercise in full of their option to purchase additional shares. This offering resulted in net proceeds to us of $162.2 million after deducting underwriting discounts and commissions of $10.4 million and offering costs of $0.5 million. We believe that our available funds at June 30, 2015 will be sufficient to enable us to obtain top-line data from our Phase 3 clinical trial of eravacycline for the treatment of cUTI, to submit an NDA to the FDA for eravacycline and a MAA to the EMA, to perform pre-commercialization activities and prepare for commercial launch of eravacycline. We expect that these funds will not, however, be sufficient to enable us to commercially launch eravacycline. It is also possible that we will not achieve the progress that we expect with respect to eravacycline because the actual costs and timing of development activities are difficult to predict and are subject to substantial risks and delays. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

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

Although the BARDA Contract, and our subcontract with CUBRC under the BARDA Contract, have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is $37.9 million from the initial contract date through September 9, 2016, of which $22.6 million had been received through June 30, 2015.

Similarly, although the NIAID Contract and our subcontract with CUBRC under the NIAID Contract have five-year terms, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond September 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID Contract is $8.1 million, from the initial contract date through September 30, 2016, of which $7.5 million had been received through June 30, 2015. In addition, although the NIAID Grant has a term of five years and our subaward from CUBRC has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond May 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subaward with respect to the NIAID Grant is $0.8 million from the initial grant date through May 30, 2016, of which $0.7 million had been received through June 30, 2015.

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

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and laboratory supplies, to each program based on the personnel resources allocated to such program. Expenses related to facilities, consulting, travel, conferences, stock-based compensation and depreciation are not allocated to a program and are separately classified as other research and development expenses. The following table summarizes our research and development expenses on a program-specific basis for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Eravacycline	$16,419	$13,492	$29,599	$22,459
BARDA Contract	3,101	992	5,767	2,603
NIAID Contract and NIAID Grant	116	426	416	1,089
Other development programs	573	240	1,050	487
Other research and development	2,698	1,363	4,948	2,379

Total research and development expenses	$22,907	$16,513	$41,780	$29,017

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

As of June 30, 2015, we had incurred an aggregate of $124.6 million in research and development expenses related to the development of eravacycline, and we also incurred $24.2 million of expenses related to the development of eravacycline that were funded under the BARDA Contract. We expect that our research and development expenses will increase substantially as we conclude activities related to our ongoing phase 3 clinical trial of eravacycline for the treatment of cUTI, incur nonclinical, regulatory and drug manufacturing costs in support of NDA-related activities, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. We expect that the total external costs of the phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI incurred with clinical research organizations will be approximately $55.0 million to $60.0 million, of which $52.3 million had been incurred through June 30, 2015.

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

Other Income

Other income for the three and six months ended June 30, 2015 was de minimis.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

The following table summarizes the results of our operations for each of the three months ended June 30, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Three Months Ended June 30,		Increase/
	2015	2014	(decrease)%
	(in thousands)
Revenues	$3,343	$1,275	$2,068	162%
Operating expenses:
Research and development	22,907	16,513	6,394	39%
General and administrative	6,489	2,947	3,542	120%

Total operating expenses	29,396	19,460	9,936	51%

Loss from operations	(26,053)	(18,185)	(7,868)	43%
Other income (expense)	10	(278)	288	(104)%

Net loss	$(26,043)	$(18,463)	$(7,580)	41%

Revenue from U.S. Government Contracts and Grants

The following table sets forth our contract and grant revenue for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Increase/
Revenue	2015	2014	(decrease)%
	(in thousands)
BARDA	$3,221	$827	$2,394	289%
NIAID Contract	122	416	(294)	(71)%
NIAID Grant	—	32	(32)	(100)%

	$3,343	$1,275	$2,068	162%

Contract and grant revenue was $3.3 million for the three months ended June 30, 2015 compared to $1.3 million for the three months ended June 30, 2014, an increase of approximately $2.1 million, or 162%. This increase was primarily due to the scope and timing of activities under our subcontract with respect to the BARDA Contract conducted during the quarter ended June 30, 2015 as compared to the quarter ended June 30, 2014, offset in part by a decrease in the scope and timing of activities under our subcontract with respect to the NIAID Contract.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2015 were $22.9 million compared to $16.5 million for the three months ended June 30, 2014, an increase of $6.4 million, or 39%. This increase was due to an increase in drug manufacturing, nonclinical and personnel-related costs of $4.9 million in support of our NDA-related and pre-commercialization activities for eravacycline; an increase of $1.8 million in drug manufacturing and clinical costs under our BARDA subcontract; an increase in stock-based compensation expense of $0.7 million resulting from additional headcount and our annual stock option awards granted to employees during the quarter ended March 31, 2015; an increase of $0.5 million related to certain preclinical activities for pipeline compounds/programs; and an increase in consulting costs of $0.3 million primarily related to our eravacycline program. These increases were offset in part by a decrease of $2.9 million of clinical trial costs related to our phase 3 clinical program of eravacycline.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2015 were $6.5 million compared to $2.9 million for the three months ended June 30, 2014, an increase of approximately $3.5 million, or 120%. This increase was primarily due to an increase in stock-based compensation expense of $2.1 million resulting from additional headcount, our annual stock option awards granted to employees during the quarter ended March 31, 2015, as well as a stock option granted to a consultant during April 2014; an increase in personnel-related costs of $0.6 million in connection with additional headcount to support pre-commercialization activities for eravacycline and general corporate activities; and an increase of $0.6 million in consulting costs primarily related to planning and pre-commercialization activities for eravacycline.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2015 was $10,000 compared to $(0.3) million for the three months ended June 30, 2014. The decrease in other income (expense) was primarily due to a decrease in the outstanding principal balance of debt as we repaid all remaining indebtedness under our term loan facility with Silicon Valley Bank and Oxford Finance on March 31, 2015. Accordingly, we do not plan to incur interest expense in connection with the term loan facility in future periods.

Comparison of the Six Months Ended June 30, 2015 and 2014

The following table summarizes the results of our operations for each of the six months ended June 30, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Six Months Ended June 30,		Increase/
	2015	2014	(decrease)%
	(in thousands)
Revenues	$6,359	$3,732	$2,627	70%
Operating expenses:
Research and development	41,780	29,017	12,763	44%
General and administrative	11,393	6,118	5,275	86%

Total operating expenses	53,173	35,135	18,038	51%

Loss from operations	(46,814)	(31,403)	(15,411)	49%
Other expense	(216)	(583)	367	(63)%

Net loss	$(47,030)	$(31,986)	$(15,044)	47%

Revenue from U.S. Government Contracts and Grants

The following table sets forth our contract and grant revenue for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Increase/
Revenue	2015	2014	(decrease)%
	(in thousands)
BARDA	$5,945	$2,603	$3,342	128%
NIAID Contract	349	1,040	(691)	(66)%
NIAID Grant	65	89	(24)	(27)%

	$6,359	$3,732	$2,627	70%

Contract and grant revenue was $6.4 million for the six months ended June 30, 2015 compared to $3.7 million for the six months ended June 30, 2014, an increase of approximately $2.6 million, or 70%. This increase was primarily due to the scope and timing of activities under our subcontract with respect to the BARDA Contract conducted during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, offset in part by a decrease in scope and timing of activities under our subcontract with respect to the NIAID Contract.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2015 were $41.8 million compared to $29.0 million for the six months ended June 30, 2014, an increase of $12.8 million, or 44%. This increase was due to an increase in drug manufacturing, nonclinical and personnel-related costs of $8.0 million in support of our NDA-related and pre-commercialization activities for eravacycline; an increase of $2.7 million in drug manufacturing and clinical costs under our BARDA subcontract; an increase in stock-based compensation expense of $1.7 million resulting from additional headcount and our annual stock option awards granted to employees during the quarter ended March 31, 2015; an increase of $0.7 million related to certain preclinical activities for pipeline compounds/programs; an increase in consulting costs of $0.6 million primarily related to our eravacycline program; and an increase in rent and utilities of $0.4 million related to the expansion of our corporate facilities. These increases were offset in part by a decrease of $2.9 million of clinical trial and costs related to our phase 3 clinical program of eravacycline.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2015 were $11.4 million compared to $6.1 million for the six months ended June 30, 2014, an increase of $5.3 million, or 86%. This increase was primarily due to an increase in stock-based compensation expense of $2.8 million resulting from additional headcount, our annual stock option awards granted to employees during the quarter ended March 31, 2015, as well as a stock option granted to a consultant during April 2014; an increase of $1.1 million in consulting costs primarily related to planning and pre-commercialization activities for eravacycline; and an increase in personnel-related costs of $1.0 million in connection with additional headcount to support pre-commercialization activities for eravacycline and general corporate activities.

Other Expense

Other expense for the six months ended June 30, 2015 was $(0.2) million compared to $(0.6) million for the three months ended June 30, 2014. The decrease in other expense was primarily due to a decrease in the outstanding principal balance of debt as we repaid all remaining indebtedness under our term loan facility with Silicon Valley Bank and Oxford Finance on March 31, 2015. Accordingly, we will not incur any additional interest expense in connection with the term loan facility in future periods.

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

Since our inception, we have funded our operations principally through the receipt of funds from public offerings and private placements of equity securities, debt financings and contract research funding and research grants from the United States government. As of June 30, 2015, we had cash and cash equivalents of approximately $242.1 million. We invest cash in excess of immediate requirements in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of June 30, 2015, our funds were held in cash and money market funds.

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

The following table summarizes our sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2015	2014
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(39,278)	$(24,526)
Net cash used in investing activities	(714)	(56)
Net cash provided by (used in) financing activities	161,029	(2,759)

Net increase (decrease) in cash and cash equivalents	$121,037	$(27,341)

During the six months ended June 30, 2015 and 2014, our operating activities used net cash of $39.3 million and $24.5 million, respectively. The use of net cash in both periods primarily resulted from our net losses and changes in our working capital accounts. The increase in net cash used in operations for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was due primarily to higher operating expenses during the six months ended June 30, 2015 of $53.2 million as compared to $35.1 million for the six months ended June 30, 2014.

During the six months ended June 30, 2015 and 2014, our investing activities used net cash of $0.7 million and $56,000, respectively. The use of net cash in both periods resulted from purchases of property and equipment to facilitate our increased research and development activities and increased headcount. The increase in net cash used in investing activities for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was due primarily to the capitalization of leasehold improvements related to the new space we leased for expansion of our current facility.

During the six months ended June 30, 2015 and 2014, our net cash provided by (used in) financing activities was $161.0 million and $(2.8) million, respectively. The net cash provided by financing activities during the six months ended June 30, 2015 was primarily related to proceeds from our follow-on public offering of $162.2 million, as well as proceeds from the exercise of stock options of $3.5 million, offset in part by repayment of remaining indebtedness under our term loan facility of $4.6 million. The net cash used in financing activities during the six months ended June 30, 2014 was related to principal payments on our loans payable of $3.1 million, offset by proceeds from the exercise of stock options of $0.4 million.

Operating Capital Requirements

We expect to incur increasing operating losses for at least the next several years as we conclude activities related to our ongoing phase 3 clinical trial of eravacycline for the treatment of cUTI, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, conduct pre-commercialization and launch-related activities for eravacycline, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. We may not be able to complete the development and initiate commercialization of eravacycline or our other product candidates if, among other things, our preclinical research and clinical trials are not successful, our manufacturing efforts are not successful, the FDA or the EMA does not approve eravacycline or our other product candidates when we expect, or at all, or funding under the NIAID Contract, the NIAID Grant or the BARDA Contract is discontinued.

We believe that our available funds will be sufficient to fund our current operating plan into the first quarter of 2017, enable us to obtain top-line data from our ongoing phase 3 clinical trial of eravacycline for the treatment of cUTI, to conduct certain NDA-related activities relating to the manufacture of eravacycline, to submit an NDA to the FDA for eravacycline, and to perform pre-commercialization activities for eravacycline. We expect that these funds will not, however, be sufficient to enable us to commercially launch eravacycline or to develop eravacycline for additional indications. As a result, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

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

Contractual Obligations

On March 24, 2015, we amended our existing operating lease to expand our existing premises of 15,899 square feet by 13,711 square feet for a total of 29,610 square feet. The effective date of this amendment was April 1, 2015 and the lease term for both spaces was through November 31, 2016. On March 31, 2015 we canceled an existing sublease entered into in September 2014 covering 15,174 square feet of office and laboratory space.

We amended our existing operating lease to expand our leased premises of 29,610 square feet by an additional 7,828 square feet of office and laboratory space for a total of 37,438 square feet. The lease for the additional office and laboratory space was effective as of August 1, 2015. The lease term was also extended from November 30, 2016 to November 30, 2019.

During the six months ended June 30, 2015, there were no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our annual report.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The new standard will be effective for us on January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company is currently evaluating the potential impact that this update may have on the Company’s financial position and results of operations.

For a discussion of new accounting standards please read Note 2, Summary of Significant Accounting Policies – Recent Accounting Pronouncements Issued and Adopted to our consolidated financial statements included within our annual report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the six months ended June 30, 2015. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of our annual report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015, the end of the period covered by this quarterly report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We have incurred annual net operating losses in every year since our inception. Our net loss was $47.0 million for the six months ended June 30, 2015, $66.7 million for the year ended December 31, 2014 and $29.6 million for the year ended December 31, 2013. As of June 30, 2015, we had an accumulated deficit of $233.5 million. We have not generated any product revenues and have financed our operations primarily through the public offering and private placements of our equity securities, debt financings and revenue from U.S. government grants and contract awards. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect that our expenses will increase substantially as we conclude activities related to our ongoing phase 3 clinical trial of our lead product candidate, eravacycline, for the treatment of patients with complicated urinary tract infections, or cUTI, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, conduct pre-commercialization and launch-related activities for eravacycline, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. If we obtain marketing approval of eravacycline, we also expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Our expenses also will increase if and as we:

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

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses could increase if we are required by the United States Food and Drug Administration, or FDA, or the European Medicines Agency, or EMA, to perform clinical and non-clinical studies in addition to those currently expected, or if there are any delays in completing our clinical trials, the development of any of our product candidates or the manufacture of any of our product candidates.

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

Developing pharmaceutical products, including conducting preclinical studies, clinical trials and manufacturing activities, is a time-consuming, expensive and uncertain process that takes years to complete. We expect that our expenses will increase substantially as we conclude activities related to our ongoing phase 3 clinical trial of eravacycline for the treatment of cUTI, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, conduct pre-commercialization and launch-related activities for eravacycline, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. We expect that the total external costs of our phase 3 clinical trials of eravacycline for the treatment of complicated intra-abdominal infections, or cIAI, and cUTI will be approximately $55.0 million to $60.0 million. If we obtain marketing approval for eravacycline or any other product candidate that we develop, we expect to incur significant commercialization expenses related to activities such as product sales, marketing, distribution and manufacturing.

We believe that our available funds will enable us to fund our current operating plan and capital expenditure requirements into the first quarter of 2017. We believe that our available funds will be sufficient to enable us to obtain top-line data from our ongoing phase 3 clinical trial of eravacycline for the treatment of cUTI, submit a new drug application, or NDA, to the FDA for eravacycline and to perform pre-commercialization activities for eravacycline. We expect that these funds will not, however, be sufficient to enable us to commercially launch eravacycline or develop eravacycline for additional indications. As a result, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

These estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. It is also possible that we will not achieve the progress that we expect with respect to eravacycline because the actual costs and timing of development activities are difficult to predict and are subject to substantial risks and delays.

Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the timing and costs of our ongoing phase 3 clinical trial of eravacycline for the treatment of cUTI;

•	the timing and manufacturing costs related to regulatory filings and anticipated commercial launch;

•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our other product candidates and potential product candidates;

•	the amount of funding that we receive under our subcontracts awarded to us by our collaborator CUBRC, Inc., or CUBRC, under its government contracts with the Biomedical Advanced Research and Development Authority, or BARDA, and with the National Institutes of Health’s, or NIH’s, National Institute of Allergy and Infectious Diseases, or NIAID, and under our subaward from CUBRC under its grant from NIAID, and the activities funded under these contracts;

•	the number and characteristics of product candidates that we pursue;

•	the timing and costs of developing eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the costs of commercialization activities for eravacycline and other product candidates if we receive marketing approval, including the timing and costs of establishing product sales, marketing, distribution and manufacturing capabilities;

•	revenue received from commercial sales of eravacycline, subject to receipt of marketing approval;

•	the terms and timing of any future collaborations, partnerships, licensing, marketing, distribution or other arrangements that we may establish;

•	the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including milestone and royalty payments and patent prosecution fees that we are obligated to pay to Harvard pursuant to our license agreement;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and

•	the extent to which we in-license or acquire other products and technologies.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Currently, our only external source of funds is funding under subcontracts and a subaward awarded to us by CUBRC pursuant to government contracts from BARDA and NIAID and a grant from NIAID. Although the BARDA contract, and our subcontract with CUBRC under the BARDA contract, have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is $37.9 million from the initial contract date through September 9, 2016, of which $22.6 million had been received through June 30, 2015.

Similarly, although the NIAID contract and our subcontract with CUBRC under the NIAID contract have five-year terms, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond September 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID contract is $8.1 million, of which $7.5 million had been received through June 30, 2015. In addition, although the NIAID grant has a term of five years and our subaward from CUBRC has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond May 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subaward with respect to the NIAID grant is $0.8 million from the initial grant date through May 30, 2016, of which $0.7 million had been received through June 30, 2015.

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

We began operations in the third quarter of 2006. Our operations to date have been limited to financing and staffing our company, developing our technology and developing eravacycline and other product candidates. We have not yet demonstrated an ability to obtain marketing approval, manufacture a commercial scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources in the development of eravacycline for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections. Our prospects are substantially dependent on our ability to develop, obtain marketing approval for and successfully commercialize eravacycline. The success of eravacycline will depend on several factors, including the following:

•	successful completion of clinical trials;

•	successful manufacturing of registration batches for regulatory filings for eravacycline;

•	the successful outcome of discussions with regulatory agencies regarding our planned marketing applications;

•	timely filing for and receipt of marketing approvals from applicable regulatory authorities;

•	establishment of arrangements with third-party manufacturers to obtain manufacturing supply;

•	obtainment and maintenance of patent and trade secret protection and regulatory exclusivity;

•	protection of our rights in our intellectual property portfolio;

•	successful manufacturing of commercial scale batches of eravacycline;

•	commercial launch of eravacycline, if and when approved, whether alone or in collaboration with others;

•	acceptance of eravacycline, if and when approved, by patients, the medical community and third-party payors;

•	competition with other therapies; and

•	a continued acceptable safety profile of eravacycline following approval.

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

In our clinical trials of eravacycline, some treatment-related adverse events have been reported. The most common treatment-related adverse events observed in clinical trials of eravacycline have been nausea and emesis. Additional adverse events, undesirable side effects or other unexpected properties of eravacycline or any of our other product candidates could arise or become known either during clinical development or, if approved, after the approved product has been marketed. If such an event occurs during development, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, eravacycline or our other product candidates. If such an event occurs after eravacycline or such other product candidates are approved, a number of potentially significant negative consequences may result, including:

•	regulatory authorities may withdraw the approval of such product;

•	regulatory authorities may require additional warnings on the label or impose distribution or use restrictions;

•	regulatory authorities may require one or more postmarketing studies;

•	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.

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

We have never commercialized a product candidate for any indication. Even if eravacycline or any other product candidates that we develop are approved by the appropriate regulatory authorities for marketing and sale, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If physicians, rightly or wrongly, associate our product candidates with antibiotic resistance issues of other products of the same class, physicians might not prescribe our product candidates for treating a broad range of infections. If eravacycline or any other product candidate that we develop does not achieve an adequate level of market acceptance, we may not generate significant product revenues and, therefore, we may not become profitable. The degree of market acceptance of eravacycline, if approved, or any other product candidate that is approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of the product;

•	the potential advantages of the product compared to alternative treatments;

•	the prevalence and severity of any side effects;

•	the clinical indications for which the product is approved;

•	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling or an approved risk evaluation and mitigation strategy;

•	our ability to offer the product for sale at competitive prices;

•	the product’s convenience and ease of administration compared to alternative treatments, including, in the case of eravacycline, the availability of the oral formulation that we are developing for use in intravenous-to-oral transition therapy;

•	the willingness of the target patient population to try, and of physicians to prescribe, the product;

•	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular infections;

•	the strength of marketing and distribution support;

•	the approval of other new products for the same indications;

•	the timing of market introduction of our approved products as well as competitive products;

•	the cost of treatment in relation to alternative treatments;

•	availability and level of coverage and amount of reimbursement from government payors, managed care plans and other third-party payors;

•	the effectiveness of our sales and marketing efforts;

•	adverse publicity about the product or favorable publicity about competitive products; and

•	the development of resistance by bacterial strains to the product.

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

There are a variety of available therapies marketed for the treatment of multidrug-resistant infections that we would expect would compete with eravacycline, including ceftazidime/avibactam, which is marketed by Allergan, Inc. and AstraZeneca plc as Avycaz; meropenem, which is marketed by AstraZeneca as Merrem; imipenem/cilastatin, which is marketed by Merck & Co., Inc. as Primaxin; tigecycline, which is marketed by Pfizer, Inc. as Tygacil; levofloxacin, which is marketed by Ortho-McNeil and Johnson & Johnson as Levaquin; piperacillin/tazobactam, which is marketed by Pfizer, Inc. as Zosyn; and ceftolozane/tazobactam, which is marketed by Merck & Co., Inc./Cubist as Zerbaxa. Many of the available therapies are well established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. If eravacycline is approved, it may be priced at a significant premium over other competitive products. This may make it difficult for eravacycline to compete with these products.

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

We may derive revenue from research and development fees, license fees, milestone payments and royalties under any collaborative arrangement into which we enter. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, our collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms. As a result, we can expect to relinquish some or all of the control over the future success of a product candidate that we license to a third-party.

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

Our reliance on these third parties for clinical development activities limits our control over these activities but we remain responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards. For example, notwithstanding the obligations of a contract research organization for a trial of one of our product candidates, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as current Good Clinical Practices, or cGCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators, clinical trial sites and institutional review boards. If we or our third-party contractors fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our product candidates, which would delay the regulatory approval process. We cannot be certain that, upon inspection, the FDA will determine that any of our clinical trials comply with cGCPs. We are also required to register clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We do not currently have nor do we plan to build the internal infrastructure or capability to manufacture eravacycline or our other product candidates for use in the conduct of our clinical trials or for commercial supply. We currently rely on and expect to continue to rely on third-party contract manufacturers to manufacture clinical supplies of eravacycline and our other product candidates, and we expect to rely on third-party contract manufacturers to manufacture registration batches and commercial quantities of any product candidate that we commercialize following approval for marketing by applicable regulatory authorities. Reliance on third-party manufacturers entails risks, including:

•	delays in the manufacture of our registration batches and commercial supply if our third-party manufacturers give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreement between us;

•	equipment malfunctions, power outages or other general disruptions experienced by our third-party manufacturers to their respective operations and other general problems with a multi-step manufacturing process;

•	the possible termination or nonrenewal of the agreement by the third-party at a time that is costly or inconvenient for us;

•	the possible breach of the manufacturing agreement by the third-party;

•	the failure of the third-party manufacturer to comply with applicable regulatory requirements; and

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how.

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

Third-party manufacturers are required to comply with cGMPs and similar regulatory requirements outside the United States. Facilities used by our third-party manufacturers must be inspected by the FDA after we submit an NDA and before potential approval of the product candidate. Similar regulations apply to manufacturers of our product candidates for use or sale in foreign countries. We do not control the manufacturing process and are completely dependent on our third-party manufacturers for compliance with the applicable regulatory requirements for the manufacture of our product candidates. If our manufacturers cannot successfully manufacture material that conforms to the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, they will not be able to secure the applicable approval for their manufacturing facilities. If these facilities are not approved for commercial manufacture, we may need to find alternative manufacturing facilities, which could result in delays in obtaining approval for the applicable product candidate as alternative qualified manufacturing facilities may not be available on a timely basis or at all. In addition, our manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. Failure by any of our manufacturers to comply with applicable cGMPs or other regulatory requirements could result in sanctions being imposed on us or the contract manufacturer, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of approvals, operating restrictions, interruptions in supply and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates and have a material adverse impact on our business, financial condition and results of operations.

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

We may not have the right to prohibit the U.S. government from using certain technologies developed by us, and we may not be able to prohibit third-party companies, including our competitors, from using those technologies in providing products and services to the U.S. government. The U.S. government generally takes the position that it has the right to royalty-free use of technologies that are developed under U.S. government contracts.

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

As a result of the America Invents Act of 2011, the United States transitioned to a first-inventor-to-file system in March 2013, under which, assuming the other requirements for patentability are met, the first inventor to file a patent application is entitled to the patent. However, as a result of the lag in the publication of patent applications following filing in the United States, we are not be able to be certain upon filing that we are the first to file for patent protection for any invention. Moreover, we may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter partes review or interference proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of or invalidate our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

If we are found to infringe a third-party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product. Alternatively, we may be required to obtain a license from such third-party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

We may be subject to claims that we or our employees have misappropriated the intellectual property of a third-party, or claiming ownership of what we regard as our own intellectual property.

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

In addition to seeking patents for some of our technology and products, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, in seeking to develop and maintain a competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our consultants, independent contractors, advisors, corporate collaborators, outside scientific collaborators, contract manufacturers, suppliers and other third parties. We, as well as our licensors, also enter into confidentiality and invention or patent assignment agreements with employees and certain consultants. Any party with whom we or Harvard have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such third-party, or those to whom they communicate such technology or information, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our business and competitive position could be harmed.

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

We are not permitted to market our product candidates in the United States until we receive approval of an NDA from the FDA. We have not submitted an NDA for any of our product candidates. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and efficacy for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product candidate. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. The FDA review process typically takes years to complete. The FDA has substantial discretion in the approval process and may refuse to accept for filing any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies or additional information regarding chemistry, manufacturing and controls for the product candidate. Foreign regulatory authorities have differing requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining marketing approval for marketing of a product candidate in one country does not ensure that we will be able to obtain marketing approval in other countries, but the failure to obtain marketing approval in one jurisdiction could negatively impact our ability to obtain marketing approval in other jurisdictions. Delays in approvals or rejections of marketing applications in the United States or foreign countries may be based upon many factors, including regulatory requests for additional analyses, reports, data and studies, regulatory questions regarding, or different interpretations of, data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding product candidates or related products. The FDA or other regulatory authorities may determine that eravacycline or any other product candidate that we develop is not effective, or is only moderately effective, or has undesirable or unintended side effects, toxicities, safety profile or other characteristics that preclude marketing approval or prevent or limit commercial use. In addition, any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. If we experience delays in obtaining approval or if we fail to obtain approval of eravacycline or any other product candidate that we develop, the commercial prospects for eravacycline or such other product candidate may be harmed and our ability to generate revenues will be materially impaired.

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

Our stock price may be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, our stock traded within a range of a high price of $52.90 per share and a low price of $6.62 per share for the period beginning March 20, 2013, our first day of trading on the NASDAQ Global Select Market, through August 5, 2015. As a result of this volatility, investors may not be able to sell their common stock at or above the prices they paid for it. The market price for our common stock may be influenced by many factors, including:

•	the success of existing or new competitive products or technologies;

•	the timing of clinical trials of eravacycline and any other product candidate;

•	results of clinical trials of eravacycline and any other product candidate;

•	the filing and approval of marketing applications;

•	regulatory actions by the FDA or equivalent authorities in foreign jurisdictions with respect to eravacycline and any other product candidate;

•	failure or discontinuation of any of our development programs;

•	results of clinical trials of product candidates of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts to develop, in-license or acquire additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or other stockholders

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

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

Commencing January 1, 2016, we will no longer be an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies will no longer apply to us.

We are currently an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. Because as of June 30, 2015 the market value of our common stock that was held by non-affiliates exceeded $700 million, we will no longer qualify for such status commencing January 1, 2016. As a large-accelerated filer, we will be subject to certain disclosure requirements that are applicable to other public companies that have not been applicable to us as an emerging growth company. These requirements include:

•	compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•	compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	full disclosure obligations regarding executive compensation; and

•	compliance with the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, we will no longer be able to take advantage of transition periods for complying with new or revised accounting standards that are available to emerging growth companies.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our ability to produce accurate financial statements and on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us, on an annual basis, to review and evaluate our internal controls. To maintain compliance with Section 404, we are required to document and evaluate our internal control over financial reporting, which has been both costly and challenging. In this regard, we will need to continue to dedicate internal resources, continue to engage outside consultants and adopt a detailed work plan to continue to assess and document the adequacy of internal control over financial reporting, continue to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Based on our market capitalization as of June 30, 2015, we will cease to be an emerging growth company on January 1, 2016. As a result, our independent registered public accounting firm will be required to issue a report on our internal controls over financial reporting. There is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Date: August 6, 2015	TETRAPHASE PHARMACEUTICALS, INC.

	By:	/s/ David C. Lubner
David C. Lubner
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Form No.	Date Filed with the SEC	Exhibit Number	Filed Herewith

10.1	Amendment, dated June 18, 2015, to Lease Agreement, dated as of November 16, 2006, by and between the Registrant and ARE-480 Arsenal Street, LLC, as amended.					X

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X