Form 10-Q
period 2015-09-30
TETRAPHASE PHARMACEUTICALS INC
filed 2015-11-02
CIK 1373707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 30, 2015 there were 36,542,346 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

TETRAPHASE PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$222,459	$121,042
Accounts receivable	3,066	3,458
Prepaid expenses and other current assets	2,564	2,097
Total current assets	228,089	126,597
Property and equipment, net	869	300
Restricted cash	199	199
Other assets	38	108
Total assets	$229,195	$127,204
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,735	$4,105
Accrued expenses	8,520	9,477
Deferred revenue	385	258
Term loan payable	—	3,436
Total current liabilities	10,640	17,276
Accrued final interest payment on term loan	—	222
Deferred rent, net of current portion	180	16
Term loan payable, net of current portion	—	1,124
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 125,000 shares authorized; 36,522 and 30,806 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	37	31
Additional paid-in capital	469,874	294,998
Accumulated deficit	(251,536)	(186,463)
Total stockholders’ equity	218,375	108,566
Total liabilities and stockholders’ equity	$229,195	$127,204

See accompanying notes to condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$2,856	$2,294	$9,215	$6,026
Operating expenses
Research and development	16,972	13,188	58,752	42,205
General and administrative	3,937	3,086	15,329	9,204
Total operating expenses	20,909	16,274	74,081	51,409
Loss from operations	(18,053)	(13,980)	(64,866)	(45,383)
Other income (expense)
Other income (expense), net	9	(226)	(207)	(808)
Net loss	$(18,044)	$(14,206)	$(65,073)	$(46,191)
Net loss per share-basic and diluted	$(0.49)	$(0.55)	$(1.87)	$(1.79)
Weighted-average number of common shares used in net loss per share-basic and diluted	36,463	25,967	34,824	25,850
Comprehensive loss	$(18,044)	$(14,206)	$(65,073)	$(46,191)

See accompanying notes to condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(65,073)	$(46,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131	92
Amortization of deferred financing costs and debt discount	93	185
Accretion of final interest payment on term loans	45	96
Stock-based compensation expense	7,991	3,385
Loss from disposal of property and equipment	2	1
Changes in operating assets and liabilities:
Accounts receivable	392	(247)
Prepaid expenses and other current assets	(404)	(1,613)
Accounts payable	(2,370)	1,856
Accrued expenses and accrued final interest payment on term loan	(1,059)	234
Deferred revenue	127	(68)
Net cash used in operating activities	(60,125)	(42,270)
Investing activities
Purchases of property and equipment	(702)	(172)
Net cash used in investing activities	(702)	(172)
Financing activities
Proceeds from sale of common stock, net of issuance costs	162,151	—
Repayment of term loan payable	(4,646)	(4,746)
Proceeds from exercise of stock options	4,739	473
Net cash provided by (used in) financing activities	162,244	(4,273)
Net increase (decrease) in cash and cash equivalents	$101,417	$(46,715)
Cash and cash equivalents at beginning of period	121,042	102,712
Cash and cash equivalents at end of period	$222,459	$55,997
Supplemental cash flow and noncash financing activities
Cash paid for interest	$363	$601

See accompanying notes to condensed consolidated financial statements

Tetraphase Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Organization and Operations

Tetraphase Pharmaceuticals, Inc. (the “Company”) is a clinical-stage biopharmaceutical company that was incorporated in Delaware on July 7, 2006 and has a principal place of business in Watertown, Massachusetts. The Company is using its proprietary chemistry technology to create novel antibiotics for serious and life-threatening multidrug-resistant infections. The Company is developing its lead product candidate eravacycline, a fully synthetic tetracycline derivative, as a broad-spectrum intravenous (“IV”) and oral antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including multidrug-resistant Gram-negative infections. The Company conducted a global phase 3 clinical program for eravacycline called IGNITE (Investigating Gram-Negative Infections Treated with Eravacycline) consisting of two phase 3 clinical trials. The Company has completed IGNITE1, its phase 3 clinical trial evaluating the safety and efficacy of eravacycline with IV administration for the treatment of complicated intra-abdominal infections (“cIAI”), and IGNITE2, the Company’s second phase 3 clinical trial evaluating the safety and efficacy of eravacycline for the treatment of complicated urinary tract infections (“cUTI”), with IV-to-oral transition therapy. The Company is also pursuing the discovery and development of additional antibiotics that target unmet medical needs, including multidrug-resistant Gram-negative bacteria.

In December 2014, the Company announced that eravacycline met the primary endpoint of statistical non-inferiority compared to ertapenem in IGNITE1 for the treatment of cIAI, and in April 2015, the Company announced additional positive data from the trial. In September 2014, the Company announced positive data from the lead-in portion of IGNITE2, and in October 2014, the Company announced the selection of the oral dose for the IV-to-oral transition therapy (1.5 mg/kg IV followed by 200 mg oral dose) to be evaluated in the pivotal portion of IGNITE2 and the initiation of patient enrollment. The Company completed enrollment of the pivotal portion of IGNITE2 in May 2015 and in September 2015 the Company announced that eravacycline did not meet the primary endpoint of statistical non-inferiority compared to levofloxacin in IGNITE2 for the treatment of cUTI. Consistent with guidance issued by the United States Food and Drug Administration (“FDA”), with respect to the development of antibiotics for cIAI and the Company’s discussions with the FDA, the Company had planned to utilize results from these two phase 3 clinical trials to support submission of a new drug application (“NDA”) for eravacycline in the treatment of cIAI and cUTI. The Company now plans to discuss the results of these phase 3 clinical trials with regulatory authorities and the impact on the Company’s ability to file for regulatory approval of eravacycline for the treatment of cIAI and/or cUTI.

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

The Company has incurred annual net operating losses in every year since its inception. As of September 30, 2015, the Company had incurred losses since inception of $251.5 million. The Company has not generated any product revenues and has financed its operations primarily through public offerings and private placements of its equity securities, debt financings and funding from the United States government.

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”)

for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2014 contained in the Company’s annual report on Form 10-K filed with the SEC on March 6, 2015 (the “2014 Form 10-K”). The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2015, and the results of operations and comprehensive loss and cash flows for the three and nine months ended September 30, 2015 and 2014. Interim operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for future interim periods or for the fiscal year ending December 31, 2015.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents at September 30, 2015 and December 31, 2014 consisted of cash and money market funds.

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

Financial instruments measured at fair value as of September 30, 2015 and December 31, 2014 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance	Level 1	Level 2	Level 3
September 30, 2015
Cash	$3,621	$3,621	$—	$—
Money market funds, included in cash equivalents	$218,838	$218,838	$—	$—
December 31, 2014
Cash	$2,919	$2,919	$—	$—
Money market funds, included in cash equivalents	$118,123	$118,123	$—	$—

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

Accounts Receivable

In September 2011, the National Institutes of Health’s (“NIH”) National Institute of Allergy and Infectious Diseases (“NIAID”) division awarded a contract of up to $35.8 million over a five-year term for the development of TP-271, a preclinical compound, for respiratory disease caused by bacterial biothreat pathogens (“NIAID Contract”) (Note 3). The Company is collaborating with CUBRC Inc. (“CUBRC”), an independent, not for profit, research corporation that specializes in U.S. government-based contracts, on this NIAID Contract and has entered into a subcontract with CUBRC that could potentially provide funding to the Company of up to approximately $13.3 million over the five-year term, including committed funding of $11.0 million from the initial contract date through September 30, 2016, of which $7.6 million had been received by the Company through September 30, 2015. In addition during 2011, the Company was a subawardee under a separate grant from the NIAID (“NIAID Grant”) (Note 3).

In January 2012, the Biomedical Advanced Research and Development Authority (“BARDA”), an agency of the U.S. Department of Health and Human Services, awarded a contract of up to $67.0 million for the development of eravacycline as a potential countermeasure for the treatment of disease caused by bacterial biothreat pathogens (“BARDA Contract”). The funding under the BARDA Contract is also being used for certain activities in the development of eravacycline to treat certain infections caused by life-threatening multidrug-resistant bacteria. The Company is also collaborating with CUBRC on the BARDA Contract and has entered into a subcontract with CUBRC that could potentially provide funding to the Company of up to approximately $39.8 million, including committed funding of $38.4 million from the initial contract date through February 17, 2017, of which $25.6 million had been received by the Company through September 30, 2015 (Note 3).

Accounts receivable at September 30, 2015 and December 31, 2014 represent amounts due from CUBRC under the Company’s subcontracts under the NIAID Contract and the BARDA Contract and under the Company’s subaward under the NIAID Grant. The Company’s practice is to bill the prime contractor, CUBRC, amounts for which the Company has been invoiced by third parties in the case of contract research or subcontractor costs or for internal costs incurred. Expenses directly associated with the Company’s NIAID and BARDA Contracts and NIAID Grant that have been accrued at the end of the reporting period are not billed to the prime contractor until third-party invoices have been received or until internal costs have been paid. Unbilled accounts receivable, included in accounts receivable in the accompanying balance sheets, were $1.8 million and $2.9 million at September 30, 2015 and December 31, 2014, respectively.

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

 Restricted Cash

At September 30, 2015 and December 31, 2014 the Company had $199,000 in restricted cash deposits with a bank, of which $159,000 is collateral for a letter of credit issued to the landlord of the Company’s leased facility. If the Company defaults on its rental obligations, $159,000 will be payable to the landlord. In addition, the Company has $40,000 in restricted cash to secure the Company’s corporate credit card issued through the same bank.

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

	September 30,
	2015	2014
Warrants	1,103	52,605
Outstanding stock options	4,193,391	3,597,914

(3) Significant Agreements and Contracts

License Agreement

In August 2006, the Company entered into a license agreement for certain intellectual property with Harvard University (the “University”). Under the license agreement, as of September 30, 2015, the Company has paid the University an aggregate of $3.9 million in upfront license fees and development milestone payments, and has issued 31,379 shares of common stock to the University.

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

Although the BARDA Contract and the Company’s subcontract with CUBRC under the BARDA Contract have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to the Company. Committed funding from CUBRC under the Company’s BARDA subcontract is $38.4 million through February 17, 2017, the current contract end date, as a result of the exercise of several options by BARDA under the BARDA Contract. Total funds of $25.6 million had been received by the Company through September 30, 2015 under this contract. During the three months ended September 30, 2015 and 2014, the Company recognized revenue of $2.8 million and $1.5 million, respectively, from the Company’s subcontract under the BARDA Contract. During the nine months ended September 30, 2015 and 2014, the Company recognized revenue of $8.7 million and $4.1 million, respectively, from the Company’s subcontract under the BARDA Contract.

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

Although the NIAID Contract, the NIAID Grant and the Company’s subcontract with CUBRC under the NIAID Contract have terms of five years, and the Company’s subaward under the NIAID Grant has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond September 30, 2016. To the extent that NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to the Company. As of September 30, 2015, committed funding from CUBRC under the Company’s subcontract with respect to the NIAID Contract is $11.0 million through the current contract end date which has been extended to September 30, 2016, of which $7.6 million had been received through September 30, 2015. Committed funding from CUBRC under the Company’s subaward with respect to the NIAID Grant is $0.8 million through the current contract end date which has been extended to May 30, 2016, of which $0.7 million had been received through September 30, 2015.

During the three months ended September 30, 2015 and 2014, the Company recognized revenue of $0.1 million and $0.7 million, respectively, from the Company’s subcontract under the NIAID Contract. During the three months ended September 30, 2015 and 2014, the Company recognized revenue of $6,000 and $30,000, respectively, from the Company’s subaward under the NIAID Grant. During the nine months ended September 30, 2015 and 2014, the Company recognized revenue of $0.4 million and $1.8 million, respectively, from the Company’s subcontract under the NIAID Contract. During the nine months ended September 30, 2015 and 2014, the Company recognized revenue of $71,000 and $119,000, respectively, from the Company’s subaward under the NIAID Grant.

(4) Accrued Expenses

Accrued expenses at September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Drug supply and development	$2,687	$5,440
Salaries and benefits	1,976	2,358
Clinical trial related	1,492	724
Preclinical	925	328
Professional fees	658	346
Marketing	563	-
Other	219	281
Total	$8,520	$9,477

(5) Long-Term Debt

In May 2011, the Company executed a Loan and Security Agreement with Silicon Valley Bank and Oxford Finance (the “Term Loan”), which provided for up to $8.0 million of funding, to be made available in two tranches. The Term Loan was paid in full on March 31, 2015.

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

(6) Stock-based Compensation

In February 2013, the Company’s board of directors and stockholders approved, effective upon the closing of the IPO, the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards for the purchase of that number of shares of Common Stock equal to the sum of (i) 3,946,180 shares of Common Stock, (ii) 258,265 shares of Common Stock that were reserved for issuance under the 2006 Plan that remained available for issuance under the 2006 Plan upon the closing of the IPO, and (iii) any shares of Common Stock subject to awards under the 2006 Plan which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company without having been fully exercised or resulting in any Common Stock being issued. In addition, the number of shares of Common Stock that may be issued under the 2013 Plan is subject to automatic annual increases, to be added on January 1 of each year through and including January 1, 2023, equal to the number of shares that is the lesser of (a) 3,000,000, (b) 4% of the then outstanding shares of Common Stock or (c) an amount determined by the Company’s board of directors. As of September 30, 2015, 371,514 shares were available for future issuance under the 2013 Plan.

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

Stock option activity at September 30, 2015 and changes during the nine months then ended is presented in the table and narrative below (in thousands except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	3,409,497	$8.75	7.92	$105,550
Granted	1,823,500	41.74
Exercised	(762,971)	5.99
Forfeited	(276,635)	24.96
Options outstanding at September 30, 2015	4,193,391	$22.53	8.22	$2,759
Options vested or expected to vest at September 30, 2015 (1)	3,831,526	$21.68	8.15	$2,752
Options exercisable at September 30, 2015	1,360,178	$11.26	6.99	$2,559

(1)

This represents the number of vested options as of September 30, 2015, plus the number of unvested options that the Company estimated as of September 30, 2015 would vest, based on the unvested options at September 30, 2015, as adjusted for the estimated forfeiture rate of 9.6%.

The aggregate intrinsic value in the table above was calculated for all in-the-money options equal to the difference between the Company’s closing common stock price on the last trading day during the nine months ended September 30, 2015 and the exercise price for such options, multiplied by the number of in-the-money options. As of September 30, 2015, there was $33.6 million of total unrecognized stock-based compensation cost related to employee and non-employee unvested stock options granted under the 2006 Plan and the 2013 Plan. Total unrecognized compensation cost will be adjusted for future forfeitures. The Company expects to recognize that cost over a remaining weighted-average period of 2.7 years.

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

The Company estimates the fair value of each employee and director stock option award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended September 30,
	2015	2014
Volatility factor	61.12-73.79%	57.89-58.13%
Expected term (in years)	6.11	6.11
Risk-free interest rates	1.58-1.94%	1.97-2.04%
Dividend yield	—	—

Nine Months Ended September 30,
	2015	2014
Volatility factor	56.49-73.79%	53.41-58.13%
Expected term (in years)	5.31-6.11	5.31-6.11
Risk-free interest rates	1.35-1.94%	1.71-2.13%
Dividend yield	—	—

Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$1,371	$480	$3,886	$1,330
General and administrative	(97)	700	4,105	2,055
Total	$1,274	$1,180	$7,991	$3,385

Stock Option Grants to Non-employees

During the year ended December 31, 2014, the Company granted nonqualified options to purchase 110,000 shares of common stock to non-employee consultants, with an average exercise price of $12.56 per share. The Company initially valued these options using the Black-Scholes option-pricing model and revalues the options at each reporting period and as the equity instruments vest and are recognized as expense using the accelerated attribution method over the related service period. The re-measurement of these non-employee options resulted in a reversal of expense of $(2.1) million and $(0.8) million during the three and nine months ended September 30, 2015, respectively. Stock-based compensation expense related to stock options granted to non-employees was and $0.2 million and $0.4 million for the three and nine months ended September 30, 2014, respectively.

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

(8) Commitments and Contingencies

On March 24, 2015, the Company amended its existing operating lease to expand its existing premises by an additional 13,711 square feet of office and laboratory space for a total of 29,610 square feet. The effective date of this amendment was April 1, 2015. On March 31, 2015, the Company canceled an existing sublease entered into in September 2014 covering 15,174 square feet of office and laboratory space.

On June 18, 2015, the Company further amended its existing operating lease to expand its leased premises by an additional 7,828 square feet of office and laboratory space for a total of 37,438 square feet. The lease for the additional office and laboratory space was effective as of August 1, 2015. In connection with the amendment, the lease term was extended from November 30, 2016 to November 30, 2019.

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

Overview

We are a clinical-stage biopharmaceutical company using our proprietary chemistry technology to create novel antibiotics for serious and life-threatening multidrug-resistant infections. We are developing our lead product candidate, eravacycline, a fully synthetic tetracycline derivative, as a broad-spectrum intravenous, or IV, and oral antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including multidrug-resistant Gram-negative infections. We conducted a global phase 3 clinical program for eravacycline called IGNITE (Investigating Gram-Negative Infections Treated with Eravacycline), consisting of two phase 3 clinical trials. We have completed IGNITE1, our phase 3 clinical trial evaluating the safety and efficacy of eravacycline with IV administration for the treatment of complicated intra-abdominal infections, or cIAI, and IGNITE2, our second phase 3 clinical trial evaluating the safety and efficacy of eravacycline for the treatment of complicated urinary tract infections, or cUTI, with IV-to-oral transition therapy.

In December 2014, we announced that eravacycline met the primary endpoint of statistical non-inferiority compared to ertapenem in IGNITE1 for the treatment of cIAI, and in April 2015, we announced additional positive data from the trial. In September 2014, we announced positive data from the lead-in portion of IGNITE2, and in October 2014, we announced the selection of the oral dose for the IV-to-oral transition therapy (1.5 mg/kg IV followed by 200 mg oral dose) to be evaluated in the pivotal portion of IGNITE2 and the initiation of patient enrollment. We completed enrollment of the pivotal portion of IGNITE2 in May 2015 and in September 2015 we announced that eravacycline did not meet the primary endpoint of statistical non-inferiority compared to levofloxacin in IGNITE2 for the treatment of cUTI. Consistent with guidance issued by the United States Food and Drug Administration, or FDA, with respect to the development of antibiotics for cIAI and our discussions with the FDA, we had planned to utilize results from these two phase 3 clinical trials to support submission of a new drug application, or NDA, for eravacycline in the treatment of cIAI and cUTI. We now plan to discuss the results of these phase 3 clinical trials with regulatory authorities and the impact on our ability to file for regulatory approval of eravacycline for the treatment of cIAI and/or cUTI.

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

We commenced business operations in July 2006. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary chemistry technology, identifying potential product candidates and undertaking preclinical studies and clinical trials of our product candidates. To date, we have not generated any product revenue and have primarily financed our operations through public offerings and private placements of our equity securities, debt financings and funding from the United States government. As of September 30, 2015, we had received an aggregate of $460.5 million in net proceeds from the issuance of equity securities and borrowings under debt facilities and an aggregate of $33.9 million from government grants and contracts. As of September 30, 2015, our principal source of liquidity was cash and cash equivalents, which totaled $222.5 million.

As of September 30, 2015, we had an accumulated deficit of $251.5 million. Our net losses were $18.0 million and $14.2 million for the three months ended September 30, 2015 and 2014, respectively. Our net losses were $65.1 million and $46.2 million for the nine months ended September 30, 2015 and 2014, respectively. We expect that our expenses will increase substantially as we continue development of eravacycline, seek marketing approval for eravacycline, conduct pre-commercialization and launch-related activities for eravacycline, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. If we obtain marketing approval of eravacycline, we also expect to incur significant sales, marketing, distribution and manufacturing expenses. Furthermore, we expect to incur ongoing research and development expenses relating to our product candidates other than eravacycline and that our general and administrative costs will increase as we grow and continue to operate as a public company. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to fund these activities. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Moreover, we will need to generate significant revenue to achieve profitability, and we may never do so.

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

Although the BARDA Contract, and our subcontract with CUBRC under the BARDA Contract, have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is $38.4 million from the initial contract date through February 17, 2017, of which $25.6 million had been received through September 30, 2015.

Similarly, although the NIAID Contract and our subcontract with CUBRC under the NIAID Contract have five-year terms, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond

September 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID Contract is $11.0 million, from the initial contract date through September 30, 2016, of which $7.6 million had been received through September 30, 2015. In addition, although the NIAID Grant has a term of five years and our subaward from CUBRC has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond May 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subaward with respect to the NIAID Grant is $0.8 million from the initial grant date through May 30, 2016, of which $0.7 million had been received through September 30, 2015.

We have no products approved for sale. Other than the government funding described above, we do not expect to receive any revenue from any product candidates that we develop, including eravacycline, until we obtain regulatory approval and commercialize such products, which we do not expect will occur before 2017, if at all, or until we potentially enter into collaborative agreements with third parties for the development and commercialization of such product candidates. We continue to pursue government funding for other preclinical and clinical programs. If our development efforts for any of our product candidates result in clinical success and regulatory approval, or collaboration agreements with third parties, we may generate revenue from those product candidates.

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

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and laboratory supplies, to each program based on the personnel resources allocated to such program. Expenses related to facilities, consulting, travel, conferences, stock-based compensation and depreciation are not allocated to a program and are separately classified as other research and development expenses. The following table summarizes our research and development expenses on a program-specific basis for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Eravacycline	$9,702	$9,257	$39,301	$31,716
BARDA Contract	2,689	1,518	8,455	4,121
NIAID Contract and NIAID Grant	69	739	486	1,828
Other development programs	1,525	243	2,575	730
Other research and development	2,987	1,431	7,935	3,810
Total research and development expenses	$16,972	$13,188	$58,752	$42,205

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

As of September 30, 2015, we had incurred an aggregate of $134.3 million in research and development expenses related to the development of eravacycline, and we also incurred $26.9 million of expenses related to the development of eravacycline that were funded under the BARDA Contract. We expect that our research and development expenses will increase substantially as we continue development of eravacycline, incur nonclinical, regulatory and drug manufacturing costs in support of NDA-related activities, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University.

Because of the numerous risks and uncertainties associated with product development, however, we cannot determine with certainty the duration and completion costs of current or future clinical trials of eravacycline or our other product candidates. We may never succeed in achieving regulatory approval for eravacycline or any of our other product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rate and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability.

We have licensed our proprietary chemistry technology from Harvard University on an exclusive worldwide basis under a license agreement that we entered into in August 2006. Under our license agreement, we have paid Harvard an aggregate of $3.9 million in upfront license fees and development milestone payments. We have also issued 31,379 shares of our common stock to Harvard under the license agreement. In addition, we have agreed to make payments to Harvard upon the achievement of specified future development and regulatory milestones totaling up to $15.1 million for each licensed product candidate ($3.1 million of which has already been paid with respect to eravacycline), and to pay tiered royalties in the single digits based on annual worldwide net sales, if any, of licensed products, our affiliates and our sublicensees. We are also obligated to pay Harvard a specified share of non-royalty sublicensing revenues that we receive from sublicensees for the grant of sublicenses under the license and to reimburse Harvard for specified patent prosecution and maintenance costs. The next milestone payment due under the license agreement with respect to eravacycline would be a $3.0 million payment upon acceptance of an NDA filing to the FDA.

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

Other Income

Other income for the three and nine months ended September 30, 2015 was de minimis.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

The following table summarizes the results of our operations for each of the three months ended September 30, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Three Months Ended September 30,		Increase/
	2015	2014	(decrease)%
	(in thousands)
Revenues	$2,856	$2,294	$562	24%
Operating expenses:
Research and development	16,972	13,188	3,784	29%
General and administrative	3,937	3,086	851	28%
Total operating expenses	20,909	16,274	4,635	28%
Loss from operations	(18,053)	(13,980)	(4,073)	29%
Other income (expense)	9	(226)	235	(104)%
Net loss	$(18,044)	$(14,206)	$(3,838)	27%

Revenue from U.S. Government Contracts and Grants

The following table sets forth our contract and grant revenue for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Increase/
Revenue	2015	2014	(decrease)%
	(in thousands)
BARDA	$2,790	$1,540	$1,250	81%
NIAID Contract	60	724	(664)	(92)%
NIAID Grant	6	30	(24)	(80)%
	$2,856	$2,294	$562	24%

Contract and grant revenue was $2.9 million for the three months ended September 30, 2015 compared to $2.3 million for the three months ended September 30, 2014, an increase of $0.6 million, or 24%. This increase was primarily due to the scope and timing of activities conducted under our subcontract with respect to the BARDA Contract during the quarter ended September 30, 2015 as compared to the quarter ended September 30, 2014, offset in part by a decrease in activities under our subcontract with respect to the NIAID Contract.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2015 were $17.0 million compared to $13.2 million for the three months ended September 30, 2014, an increase of $3.8 million, or 29%. This increase was primarily due to higher drug manufacturing and nonclinical costs of $1.3 million in support of our NDA-related and pre-commercialization activities for eravacycline; an increase of $1.3 million related to certain preclinical activities for pipeline compounds/programs; an increase in stock-based compensation expense of $0.9 million resulting from additional headcount and our annual stock option awards granted to employees during the quarter ended March 31, 2015; an increase of $0.8 million in drug manufacturing costs under our BARDA subcontract; and an increase of $1.5 million primarily related to our eravacycline program, consisting of an increase in costs associated with additional personnel of $0.6 million, medical affairs of $0.4 million, and regulatory activities of $0.4 million. These increases were offset in part by a decrease of $2.3 million of clinical trial costs related to our phase 3 clinical program of eravacycline.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2015 were $3.9 million compared to $3.1 million for the three months ended September 30, 2014, an increase of approximately $0.9 million, or 28%. This increase was primarily due to an increase of $1.6 million primarily to support our pre-commercialization activities for eravacycline consisting of increased consulting costs of $1.2 million, and increased personnel-related costs of $0.5 million. These increases were offset in part by a decrease in stock-based compensation expense of $0.8 million primarily resulting from a decrease in non-employee stock-based compensation.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2015 was $9,000 compared to $(0.2) million for the three months ended September 30, 2014. The increase was primarily due to lower interest expense resulting from the payoff of indebtedness under our term loan facility with Silicon Valley Bank and Oxford Finance on March 31, 2015.

Comparison of the Nine Months Ended September 30, 2015 and 2014

The following table summarizes the results of our operations for each of the nine months ended September 30, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended September 30,		Increase/
	2015	2014	(decrease)%
	(in thousands)
Revenues	$9,215	$6,026	$3,189	53%
Operating expenses:
Research and development	58,752	42,205	16,547	39%
General and administrative	15,329	9,204	6,125	67%
Total operating expenses	74,081	51,409	22,672	44%
Loss from operations	(64,866)	(45,383)	(19,483)	43%
Other expense	(207)	(808)	601	(74)%
Net loss	$(65,073)	$(46,191)	$(18,882)	41%

Revenue from U.S. Government Contracts and Grants

The following table sets forth our contract and grant revenue for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		Increase/
Revenue	2015	2014	(decrease)%
	(in thousands)
BARDA	$8,735	$4,143	$4,592	111%
NIAID Contract	409	1,764	(1,355)	(77)%
NIAID Grant	71	119	(48)	(40)%
	$9,215	$6,026	$3,189	53%

Contract and grant revenue was $9.2 million for the nine months ended September 30, 2015 compared to $6.0 million for the nine months ended September 30, 2014, an increase of $3.2 million, or 53%. This increase was primarily due to the scope and timing of activities conducted under our subcontract with respect to the BARDA Contract during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, offset in part by a decrease of activities under our subcontract with respect to the NIAID Contract.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2015 were $58.8 million compared to $42.2 million for the nine months ended September 30, 2014, an increase of approximately $16.5 million, or 39%. This increase was primarily due to higher drug manufacturing and nonclinical costs of $9.0 million in support of our NDA-related and pre-commercialization activities for eravacycline; an increase of $3.5 million in drug manufacturing costs under our BARDA subcontract; an increase in stock-based compensation expense of $2.6 million resulting from additional headcount and our annual stock option awards granted to employees during the quarter ended March 31, 2015; an increase of $2.1 million related to certain preclinical activities for pipeline compounds/programs; and an increase of $3.3 million primarily related to our eravacycline program, consisting of an increase in costs associated with additional personnel of $1.2 million, medical affairs of $1.0 million, regulatory activities of $0.7 million, and consulting of $0.5 million. These increases were offset in part by a decrease of $5.2 million of clinical trial costs related to our phase 3 clinical program of eravacycline.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2015 were $15.3 million compared to $9.2 million for the nine months ended September 30, 2014, an increase of $6.1 million, or 67%. This increase was primarily due to an increase of $2.3 million in consulting costs related to pre-commercialization activities for eravacycline; an increase in stock-based compensation expense of $2.1 million resulting from additional headcount to support pre-commercialization activities for eravacycline and general corporate activities and our annual stock option awards granted to employees during the quarter ended March 31, 2015; and increased personnel-related costs of $1.5 million in connection with additional headcount.

Other Expense

Other expense for the nine months ended September 30, 2015 was $(0.2) million compared to $(0.8) million for the nine months ended September 30, 2014. The decrease in other expense was primarily due to lower interest expense resulting from the payoff of indebtedness under our term loan facility with Silicon Valley Bank and Oxford Finance on March 31, 2015.

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

Since our inception, we have funded our operations principally through the receipt of funds from public offerings and private placements of equity securities, debt financings and contract research funding and research grants from the United States government. As of September 30, 2015, we had cash and cash equivalents of approximately $222.5 million. We invest cash in excess of immediate requirements in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of September 30, 2015, our funds were held in cash and money market funds.

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

The following table summarizes our sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Continuing Operations:
Net cash used in operating activities	$(60,125)	$(42,270)
Net cash used in investing activities	(702)	(172)
Net cash provided by (used in) financing activities	162,244	(4,273)
Net increase (decrease) in cash and cash equivalents	$101,417	$(46,715)

During the nine months ended September 30, 2015 and 2014, our operating activities used net cash of $60.1 million and $42.3 million, respectively. The use of net cash in both periods primarily resulted from our net losses and changes in our working capital accounts. The increase in net cash used in operations for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was due primarily to higher operating expenses during the nine months ended September 30, 2015 of $74.1 million as compared to $51.4 million for the nine months ended September 30, 2014.

During the nine months ended September 30, 2015 and 2014, our investing activities used net cash of $0.7 million and $0.2 million, respectively. The use of net cash in both periods resulted from purchases of property and equipment to facilitate our increased research and development activities and increased headcount. The increase in net cash used in investing activities for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was due primarily to the capitalization of leasehold improvements made to the additional space we leased as part of the expansion of our current facility.

During the nine months ended September 30, 2015 and 2014, our net cash provided by (used in) financing activities was $162.2 million and $(4.3) million, respectively. The net cash provided by financing activities during the nine months ended September 30, 2015 was primarily related to proceeds from our March 2015 follow-on public offering of $162.2 million, as well as proceeds from the exercise of stock options of $4.7 million, offset in part by repayment of the remaining indebtedness under our term loan facility of $4.6 million. The net cash used in financing activities during the nine months ended September 30, 2014 was related to principal payments on our loans payable of $4.7 million, offset by proceeds from the exercise of stock options of $0.5 million.

Operating Capital Requirements

We expect to incur increasing operating losses for at least the next several years as we continue development of eravacycline, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, conduct pre-commercialization and launch-related activities for eravacycline, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. We may not be able to complete the development and initiate commercialization of eravacycline or our other product candidates if, among other things, our preclinical research and clinical trials are not successful, our manufacturing efforts are not successful, the FDA or the EMA does not approve eravacycline or our other product candidates when we expect, or at all, or funding under the NIAID Contract, the NIAID Grant or the BARDA Contract is discontinued.

We believe that our available funds will be sufficient to fund our current operating plan into at least the first half of 2017, and enable us to continue further development of eravacycline, subject to feedback from regulatory authorities. We expect that these funds will not, however, be sufficient to enable us to commercially launch eravacycline or to develop eravacycline for additional indications. As a result, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing and costs of our clinical development program for eravacycline;
•	manufacturing costs related to regulatory filings and anticipated commercial launch;
•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our other product candidates and potential product candidates;
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

Contractual Obligations

On March 24, 2015, we amended our existing operating lease to expand our existing premises by 13,711 square feet for a total of 29,610 square feet. The effective date of this amendment was April 1, 2015. On March 31, 2015 we canceled an existing sublease entered into in September 2014 covering 15,174 square feet of office and laboratory space.

On June 18, 2015, we further amended our existing operating lease to expand our leased premises by an additional 7,828 square feet of office and laboratory space for a total of 37,438 square feet. The lease for the additional office and laboratory space was effective as of August 1, 2015. In connection with the amendment, the lease term was extended from November 30, 2016 to November 30, 2019.

During the nine months ended September 30, 2015, there were no other material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our annual report.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the nine months ended September 30, 2015. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of our annual report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015, the end of the period covered by this quarterly report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We have incurred annual net operating losses in every year since our inception. Our net loss was $65.1 million for the nine months ended September 30, 2015, $66.7 million for the year ended December 31, 2014 and $29.6 million for the year ended December 31, 2013. As of September 30, 2015, we had an accumulated deficit of $251.5 million. We have not generated any product revenues and have financed our operations primarily through the public offering and private placements of our equity securities, debt financings and revenue from U.S. government grants and contract awards. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development.

In September 2015 we announced that a phase 3 clinical trial for our lead product candidate, eravacycline, for the treatment of patients with complicated urinary tract infections, or cUTI, did not meet the primary endpoint of statistical non-inferiority compared to levofloxacin. We had previously conducted a phase 3 clinical trial for eravacycline for the treatment of patients with complicated intra-abdominal infections, or cIAI, which did meet its primary endpoint. We plan to discuss the results of these phase 3 clinical trials with regulatory authorities and the impact on our ability to file for regulatory approval of eravacycline for the treatment of cIAI and/or cUTI. Our progress in the development and commercialization of eravacycline may be significantly delayed if regulatory authorities require us to conduct additional phase 3 clinical trials. If additional studies are required, we expect to incur substantial additional expenses to conduct such studies.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect that our expenses will increase substantially as we continue development of eravacycline, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, conduct pre-commercialization and launch-related activities for eravacycline, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. If we obtain marketing approval of eravacycline, we also expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Our expenses also will increase if and as we:

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize, eravacycline, which will require us to be successful in a range of challenging activities, including:

•	conducting and successfully completing any additional clinical studies, including additional phase 3 clinical trials, if required by regulatory authorities;
•	applying for and obtaining marketing approval for eravacycline;
•	protecting and maintaining our rights to our intellectual property portfolio related to eravacycline;
•	contracting for the manufacture of commercial quantities of eravacycline; and

•	establishing sales, marketing and distribution capabilities to effectively market and sell eravacycline.

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

Developing pharmaceutical products, including conducting preclinical studies, clinical trials and manufacturing activities, is a time-consuming, expensive and uncertain process that takes years to complete. In September 2015 we announced that a phase 3 clinical trial for eravacycline for the treatment of patients with cUTI did not meet the primary endpoint of statistical non-inferiority compared to levofloxacin. We had previously conducted a phase 3 clinical trial for eravacycline for the treatment of patients with cIAI which did meet its primary endpoint. We plan to discuss the results of these phase 3 clinical trials with regulatory authorities and the impact on our ability to file for regulatory approval of eravacycline for the treatment of cIAI and/or cUTI. Our progress in the development and commercialization of eravacycline may be significantly delayed if regulatory authorities require us to conduct additional clinical and/or non-clinical studies with eravacycline, including additional phase 3 clinical trials. If additional studies are required, we expect to incur substantial additional expenses to conduct such studies.

We also expect that our expenses will increase substantially as we seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, conduct pre-commercialization and launch-related activities for eravacycline, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University. If we obtain marketing approval for eravacycline or any other product candidate that we develop, we expect to incur significant commercialization expenses related to activities such as product sales, marketing, distribution and manufacturing.

We believe that our available funds will be sufficient to fund our current operating plan into at least the first half of 2017, and enable us to continue further development of eravacycline, subject to feedback from regulatory authorities. We expect that these funds will not, however, be sufficient to enable us to commercially launch eravacycline or develop eravacycline for additional indications. As a result, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

These estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For instance, based on FDA feedback, we may need to conduct additional clinical trials of eravacycline.

Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the timing and costs of any additional clinical studies, including additional phase 3 clinical trials of eravacycline, if required by regulatory authorities;
•	the timing and manufacturing costs related to regulatory filings and anticipated commercial launch;
•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our other product candidates and potential product candidates;
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

Currently, our only external source of funds is funding under subcontracts and a subaward awarded to us by CUBRC pursuant to government contracts from BARDA and NIAID and a grant from NIAID. Although the BARDA contract, and our subcontract with CUBRC under the BARDA contract, have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is $38.4 million from the initial contract date through February 17, 2017, of which $25.6 million had been received through September 30, 2015.

Similarly, although the NIAID contract and our subcontract with CUBRC under the NIAID contract have five-year terms, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond September 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID contract is $11.0 million, of which $7.6 million had been received through September 30, 2015. In addition, although the NIAID grant has a term of five years and our subaward from CUBRC has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond May 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subaward with respect to the NIAID grant is $0.8 million from the initial grant date through May 30, 2016, of which $0.7 million had been received through September 30, 2015.

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

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources in the development of eravacycline for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections. In September 2015 we announced that a phase 3 clinical trial for eravacycline for the treatment of patients with cUTI did not meet the primary endpoint of statistical non-inferiority compared to levofloxacin. We had previously conducted a phase 3 clinical trial for eravacycline for the treatment of patients with cIAI which did meet its primary endpoint. We plan to discuss the results of these phase 3 clinical trials with regulatory authorities and the impact on our ability to file for regulatory approval of eravacycline for the treatment of cIAI and/or cUTI. Our progress in the development and commercialization of eravacycline may be significantly delayed if regulatory authorities require us to conduct additional phase 3 clinical trials.

Our prospects are substantially dependent on our ability to develop, obtain marketing approval for and successfully commercialize eravacycline. The success of eravacycline will depend on several factors, including the following:

•	successful completion of any additional clinical trials that may be required by regulatory authorities;
•	successful manufacturing of registration batches for regulatory filings for eravacycline;
•	the successful outcome of discussions with regulatory agencies regarding our planned marketing applications;
•	timely filing for and receipt of marketing approvals from applicable regulatory authorities;
•	establishment of arrangements with third-party manufacturers to obtain manufacturing supply;
•	obtainment and maintenance of patent and trade secret protection and regulatory exclusivity;
•	protection of our rights in our intellectual property portfolio;
•	successful manufacturing of commercial scale batches of eravacycline;
•	commercial launch of eravacycline, if and when approved, whether alone or in collaboration with others;
•	acceptance of eravacycline, if and when approved, by patients, the medical community and third-party payors;
•	competition with other therapies; and
•	a continued acceptable safety profile of eravacycline following approval.

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

The clinical development of eravacycline and other product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to achieve efficacy in a trial or across a broad population of patients, the occurrence of severe adverse events, failure to comply with protocols or applicable regulatory requirements, and determination by the FDA or any comparable foreign regulatory authority that a drug product is not approvable. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, although eravacycline achieved favorable results in the lead-in part of our phase 3 clinical trial in cUTI, the pivotal portion of the phase 3 clinical trial did not meet the primary endpoint of statistical non-inferiority compared to levofloxacin.  We plan to discuss the results of this clinical trial with regulatory authorities. Regulatory authorities may require us to conduct additional clinical studies with eravacycline, including additional phase 3 clinical trials. If so required, we may also fail to achieve success in any future phase 3 clinical trial for eravacycline.

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

There are a variety of available therapies marketed for the treatment of multidrug-resistant infections that we would expect would compete with eravacycline, including ceftazidime/avibactam, which is marketed by Allergan, Inc. as Avycaz; meropenem, which is marketed by AstraZeneca as Merrem; imipenem/cilastatin, which is marketed by Merck & Co., Inc. as Primaxin; tigecycline, which is marketed by Pfizer, Inc. as Tygacil; levofloxacin, which is marketed by Ortho-McNeil and Johnson & Johnson as Levaquin; piperacillin/tazobactam, which is marketed by Pfizer, Inc. as Zosyn; and ceftolozane/tazobactam, which is marketed by Merck & Co., Inc. as Zerbaxa. Many of the available therapies are well established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. If eravacycline is approved, it may be priced at a significant premium over other competitive products. This may make it difficult for eravacycline to compete with these products.

There are also a number of products currently in phase 3 development by third parties to treat multidrug-resistant infections, including meropenem/RPX7009, which is being developed by The Medicines Company as Carbavance, and plazomicin, which is being developed by Achaogen, Inc. If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than we do, it could result in our competitors establishing a strong market position before we are able to enter the market.

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

Our research and development efforts may not result in additional drug candidates being discovered on anticipated timelines, which could limit our ability to generate revenues.

Some of our research and development programs are at preclinical stages. Additional drug candidates that we may develop or acquire will require significant commitment of resources. We cannot predict whether our research will lead to the discovery and development of any additional drug candidates that could generate revenues for us.

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

We will require additional funds to complete the development and potential commercialization of eravacycline and our other product candidates. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. For example, we intend to utilize a variety of types of collaboration arrangements for commercialization of eravacycline outside the United States. Our ability to enter into any such collaboration may be significantly delayed, or the terms on which we enter into collaborations may be adversely affected, due to the recently announced unfavorable top line results of the pivotal portion of the phase 3 clinical trial for eravacycline for the treatment of patients with cUTI.

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

We are not permitted to market our product candidates in the United States until we receive approval of an NDA from the FDA. We have not submitted an NDA for any of our product candidates. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and efficacy for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product candidate. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. The FDA review process typically takes years to complete. The FDA has substantial discretion in the approval process and may refuse to accept for filing any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies or additional information regarding chemistry, manufacturing and controls for the product candidate. For example, our progress in the development and commercialization of eravacycline may be significantly delayed if regulatory authorities require us to conduct additional phase 3 clinical trials for eravacycline for the treatment of cUTI. Foreign regulatory authorities have differing requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining marketing approval for marketing of a product candidate in one country does not ensure that we will be able to obtain marketing approval in other countries, but the failure to obtain marketing approval in one jurisdiction could negatively impact our ability to obtain marketing approval in other jurisdictions. Delays in approvals or rejections of marketing applications in the United States or foreign countries may be based upon many factors, including regulatory requests for additional analyses, reports, data and studies, regulatory questions regarding, or different interpretations of, data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding product candidates or related products. The FDA or other regulatory authorities may determine that eravacycline or any other product candidate that we develop is not effective, or is only moderately effective, or has undesirable or unintended side effects, toxicities, safety profile or other characteristics that preclude marketing approval or prevent or limit commercial use. In addition, any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. If we experience delays in obtaining approval or if we fail to obtain approval of eravacycline or any other product candidate that we develop, the commercial prospects for eravacycline or such other product candidate may be harmed and our ability to generate revenues will be materially impaired.

A fast track designation by the FDA does not guarantee approval and may not actually lead to a faster development, regulatory review or approval process.

If a product is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for that condition, the treatment sponsor may apply for FDA fast track designation. In April 2014, the FDA notified us that we received fast track designation for both the cIAI and cUTI indications and the intravenous and oral formulations of eravacycline. In September 2015, the FDA notified us that we received fast track designation for the intravenous formulation of TP-271. Fast track designation does not ensure approval or a faster development, regulatory review or approval process compared to conventional FDA procedures. Additionally, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

•

the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; •the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, requires manufacturers of covered drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests; and

•

analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or track and report gifts, compensation and other remuneration provided to physicians and other health care providers; and state and foreign laws that govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, which complicates compliance efforts.

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

Our stock price may be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, our stock traded within a range of a high price of $52.90 per share and a low price of $6.62 per share for the period beginning March 20, 2013, our first day of trading on the NASDAQ Global Select Market, through October 30, 2015. As a result of this volatility, investors may not be able to sell their common stock at or above the prices they paid for it. The market price for our common stock may be influenced by many factors, including:

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

We could be subject to class action litigation due to stock price volatility, which, if such litigation occurs, will distract our management and could result in substantial costs or large judgments against us.

The stock market frequently experiences extreme price and volume fluctuations. In September 2015, we experienced a significant decline in our stock price based, in large part, on our announcement that the phase 3 clinical trial for eravacycline for the treatment of patients with cUTI did not meet the primary endpoint of statistical non-inferiority compared to levofloxacin. In addition, the market prices of securities of companies in the biotechnology and pharmaceutical industry have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations could adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. Due to the volatility in our stock price, we may be the target of similar litigation in the future.

Securities litigation could result in substantial costs or large judgments against us and divert our management’s attention and resources, which could cause serious harm to our business, operating results and financial condition.

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

We are currently an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. Because as of September 30, 2015 the market value of our common stock that was held by non-affiliates exceeded $700 million, we will no longer qualify for such status commencing January 1, 2016. As a large-accelerated filer, we will be subject to certain disclosure requirements that are applicable to other public companies that have not been applicable to us as an emerging growth company. These requirements include:

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us, on an annual basis, to review and evaluate our internal controls. To maintain compliance with Section 404, we are required to document and evaluate our internal control over financial reporting, which has been both costly and challenging. In this regard, we will need to continue to dedicate internal resources, continue to engage outside consultants and adopt a detailed work plan to continue to assess and document the adequacy of internal control over financial reporting, continue to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Based on our market capitalization as of September 30, 2015, we will cease to be an emerging growth company on January 1, 2016. As a result, our independent registered public accounting firm will be required to issue a report on our internal controls over financial reporting. There is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Date: November 2, 2015	TETRAPHASE PHARMACEUTICALS, INC.

	By:	/s/ David C. Lubner
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