Form 10-K
period 2015-12-31
TETRAPHASE PHARMACEUTICALS INC
filed 2016-02-25
CIK 1373707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share (“Common Stock”), held by non-affiliates of the registrant, based on the last reported sale price of the Common Stock on the NASDAQ Global Select Market at the close of business on June 30, 2015, was $1,643,895,719. For purposes hereof, shares of Common Stock held by each executive officer and director of the registrant and entities affiliated with such executive officers and directors have been excluded from the foregoing calculation because such persons and entities may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock as of February 19, 2016: 36,599,227

Documents incorporated by reference:

Portions of our definitive proxy statement for our 2016 annual meeting of stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

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

Overview

We are a clinical-stage biopharmaceutical company using our proprietary chemistry technology to create novel antibiotics for serious and life-threatening multidrug-resistant infections. We are developing our lead product candidate, eravacycline, a fully synthetic tetracycline derivative, as a broad-spectrum intravenous, or IV, and oral antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including multidrug-resistant Gram-negative infections. We conducted a global phase 3 clinical program for eravacycline called IGNITE (Investigating Gram-Negative Infections Treated with Eravacycline), consisting of two phase 3 clinical trials. We have completed IGNITE1, our phase 3 clinical trial evaluating the safety and efficacy of eravacycline with IV administration for the treatment of complicated intra-abdominal infections, or cIAI, and IGNITE2, our second phase 3 clinical trial evaluating the safety and efficacy of eravacycline for the treatment of complicated urinary tract infections, or cUTI, with IV-to-oral transition therapy. We are also pursuing the discovery and development of additional antibiotics that target unmet medical needs, including multidrug-resistant Gram-negative bacteria.

In December 2014, we announced that eravacycline met the primary endpoint of statistical non-inferiority compared to ertapenem, an intravenously, or IV, administered antibiotic, the control therapy for this trial, for the treatment of cIAI. In September 2015, we announced that eravacycline did not meet the primary endpoint of statistical non-inferiority in IGNITE2 compared to levofloxacin, an IV and orally administered antibiotic that was the control therapy for the trial. Consistent with guidance issued by the United States Food and Drug Administration, or FDA, with respect to the development of antibiotics for cIAI and our previous discussions with the FDA, we had planned to utilize results from these two phase 3 clinical trials to support submission of a new drug application, or NDA, for eravacycline in the treatment of cIAI and cUTI. Since the announcement of the IGNITE2 data, we have had and continue to have discussions with the FDA regarding the results of these phase 3 clinical trials and the impact on our ability to file an NDA for eravacycline for the treatment of cIAI and cUTI. We are also evaluating the timing of a regulatory submission for eravacycline with the European Medicines Agency, or EMA. Notwithstanding the outcome of these ongoing discussions with the FDA, we intend to initiate an additional phase 3 clinical trial of the IV formulation of eravacycline for the treatment of cUTI in the third quarter of 2016. We are currently finalizing the design of this trial.

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

Eravacycline is designed to treat a broad spectrum of infections, including infections due to multidrug-resistant Gram-negative bacteria. In in vitro experiments, eravacycline has demonstrated the ability to cover a wide variety of multidrug-resistant Gram-negative, Gram-positive, anaerobic and atypical bacteria, including multidrug-resistant Klebsiella pneumoniae. Multidrug-resistant Klebsiella pneumoniae is one of the carbapenem-resistant Enterobacteriaceae listed as an urgent threat by the Centers for Disease Control and Prevention, or CDC, in a September 2013 report, and confirmed as an area of great concern by the World Health Organization in an April 2014 global surveillance report. Gram-negative bacteria that are resistant to multiple available antibiotics are increasingly common and a growing threat to public health. We believe that the ability of eravacycline to cover multidrug-resistant Gram-negative bacteria, as well as multidrug-resistant Gram-positive, anaerobic and atypical bacteria, and its potential for IV-to-oral transition therapy, will enable eravacycline to become the drug of choice for first-line empiric treatment of a wide variety of serious and life-threatening infections.

We believe that our proprietary chemistry technology, licensed from Harvard University on an exclusive worldwide basis and enhanced by us, represents a significant innovation in the creation of tetracycline drugs. Our proprietary chemistry technology makes it possible to create novel tetracycline antibiotics using a practical, fully synthetic process for what we believe is the first time. This fully synthetic process avoids the limitations of bacterially-derived tetracyclines and allows us to chemically modify many positions in the tetracycline scaffold, including most of the positions that we believe could not practically be modified by any previous conventional method, which only allowed for limited chemical diversity. Using our proprietary chemistry technology, we can create a wider variety of tetracycline-based compounds than was previously possible, enabling us to pursue novel tetracycline derivatives for the treatment of multidrug-resistant bacteria that are resistant to existing tetracyclines and other classes of antibiotic products. To date, we have used our proprietary chemistry technology to create more than 3,000 new tetracycline derivatives that we believe could not be practically created with conventional methods. We own exclusive worldwide rights to these compounds and our technology.

In 2011 and 2012, the U.S. government awarded contracts for potential funding of over $100 million for the development of our antibiotic compounds. These awards include a contract for up to $67 million from the Biomedical Advanced Research and Development Authority, or BARDA, an agency of the U.S. Department of Health and Human Services, for the development of eravacycline for the treatment of disease caused by bacterial biothreat pathogens. We refer to this contract as the BARDA Contract. The funding under the BARDA Contract is also being used for certain activities in the development of eravacycline to treat certain infections caused by life-threatening multidrug-resistant bacteria. These awards also include a contract for up to $36 million from the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, for the development of TP-271, a broad-spectrum compound that we are developing for respiratory diseases caused by bacterial biothreat pathogens. We refer to this contract as the NIAID Contract. These awards were made to CUBRC, Inc., or CUBRC, an independent, not-for-profit, research corporation that specializes in U.S. government-based contracts, with which we are collaborating. CUBRC serves as the prime contractor under these awards, primarily carrying out a program management and administrative role with additional responsibility for the management of preclinical studies. We serve as lead technical expert on all aspects of these awards and also serve as a subcontractor of CUBRC responsible for management of chemistry, manufacturing and control activities and clinical studies. Under our subcontracts with CUBRC, we may receive funding of up to approximately $39.8 million reflecting the portion of the BARDA Contract funding that may be paid to us for our activities, and up to approximately $13.3 million reflecting the portion of the NIAID Contract funding that may be paid to us for our activities. The BARDA Contract includes funding for some of the activities that we would otherwise be required to fund on our own in connection with an NDA filing for eravacycline.

In January 2016, we initiated a phase 1 clinical trial of an IV formulation of TP-271 in healthy volunteers. In addition to eravacycline and TP-271, we are pursuing the discovery and development of additional antibiotics to target unmet medical needs, including multidrug-resistant Gram-negative bacteria. We have selected TP-6076, a compound, as a lead candidate under this program. We have advanced TP-6076 into IND-enabling studies and plan to submit an investigational new drug application, or IND, to the FDA and initiate a phase 1 clinical trial of TP-6076 in Q2 2016.

Strategy

Our goal is to become a fully integrated biopharmaceutical company that discovers, develops and commercializes novel antibiotics for use in areas of unmet medical need. Key elements of our strategy include:

•

Complete clinical development of eravacycline in its lead indications and seek regulatory approval. We have completed a phase 3 clinical trial of the IV formulation of eravacycline in patients with cIAI and a phase 3 clinical trial of eravacycline for the treatment of cUTI. We announced positive top-line data from the phase 3 cIAI clinical trial in December 2014. Since the announcement of the IGNITE2 data, we have had and continue to have discussions with the FDA regarding the results of these phase 3 clinical trials and the impact on our ability to file an NDA for eravacycline for the treatment of cIAI and cUTI.

•

Maximize the commercial potential of eravacycline. If eravacycline is approved, we intend to directly commercialize eravacycline in the United States with a targeted hospital sales force and to commercialize eravacycline outside the United States through collaboration arrangements. We believe that eravacycline’s broad-spectrum coverage of multidrug-resistant Gram-negative bacteria and other multidrug-resistant bacteria, will allow it to be used to treat patients successfully in hospitals, emergency rooms and out-patient clinic settings.

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

•

Opportunistically advance development of other product candidates created using our proprietary chemistry technology. In addition to eravacycline, we are currently developing TP-271 and TP-6076. We have used our proprietary chemistry technology to create more than 3,000 new tetracycline derivatives that we believe could not be practically created with conventional methods. We intend to advance our antibiotic product pipeline with differentiated product candidates created using our proprietary chemistry technology and targeting hospital and acute care markets. We may pursue these activities either by ourselves or with collaborators.

Drug-Resistant Antibiotic Market

Physicians commonly prescribe antibiotics to treat patients with acute and chronic infectious diseases that are either known, or presumed, to be caused by bacteria. Inappropriate use of antibiotics and lack of new therapies has resulted in a rapid increase in bacterial infections that are resistant to multiple antibacterial agents. Global microbial resistance, including bacteria, viruses and fungi, now results in the death of at least 700,000 people each year, according to an analysis commissioned by the U.K. government. The report predicts that failing to develop effective treatments for drug-resistant bacteria by 2050 would lead to 10 million extra deaths a year. In a September 2013 report, the CDC estimated that every year in the United States, more than two million people acquire serious infections that are resistant to one or more of the antibiotics designed to treat those infections, with at least 23,000 dying as a result, and many more dying from other conditions that are complicated by the occurrence of an antibiotic-resistant infection. These antibiotic-resistant infections add considerable and avoidable costs to the U.S. healthcare system. In the same September 2013 report, the CDC noted that the total economic cost of antibiotic infections to the U.S. economy has been estimated to be as high as $20 billion in excess of direct healthcare costs. Over the last decade there has been an increase in antibiotics that target resistant Gram-positive bacteria, but there still remain limited therapeutic options for resistant Gram-negative infections. According to the CDC, among all of the bacterial resistance problems, Gram-negative pathogens are particularly worrisome because they are becoming resistant to nearly all drugs that would be considered for treatment, with the most serious Gram-negative infections being healthcare associated and the most common pathogens being Enterobacteriaceae, Pseudomonas aeruginosa and Acinetobacter.

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

Broad-spectrum antibiotics are used to treat major hospital infections such as cIAI, cUTI, hospital-acquired pneumonia, or HAP, and ventilator-associated pneumonia, or VAP. Based on an analysis from a variety of industry sources, we estimate that the number of patients treated with antibiotics in hospitals in the United States annually includes approximately 2.2 million cIAI patients with each patient being treated for an average of 8.6 days for a combined estimated 19.3 million annual average days of treatment; approximately 4.0 million cUTI patients with each patient being treated for an average of 6.9 days for a combined estimated 27.9 million annual average days of treatment; and 1.1 million HAP/VAP patients with each patient being treated for an average of 9.6 days for a combined estimated 10.6 million annual average days of treatment. Of these patients, we believe that approximately 45% of cIAI patients and 25% of cUTI patients have infections caused at least in part by multidrug-resistant Gram-negative bacteria. 50% of patients with cIAI are receiving combination therapy and 27% of patients with cUTI are receiving combination therapy. Gram-negative bacteria account for 55-85% of HAP/VAP infections, and greater than 60% of patients are receiving combination therapy. In hospitalized patients, rates of HAP/VAP infections due to multi-drug resistant, or MDR, pathogens are increasing. Late-onset HAP/VAP infections are more likely to be caused by MDR pathogens, and are associated with increased patient mortality and morbidity.

As such, at present, there is an acute need for new drugs to treat multidrug-resistant Gram-negative bacteria. Currently approved products, such as meropenem, an intraveneously administered antibiotic marketed by AstraZeneca plc, or AstraZeneca, as Merrem and Levaquin, are becoming increasingly ineffective against Gram-negative bacteria due to increasing resistance, limiting patients’ treatment options, particularly for patients with multidrug-resistant infections, and few new therapeutic agents have been approved or are in clinical development.

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

Additionally, legislative initiatives have recently been introduced as part of the 21st Century Cures discussion document, including the Antibiotic Development to Advance Patient Treatment, or ADAPT, Act which would provide a pathway for approval of antibiotics in limited populations of patients with few or no suitable treatment options, the Developing an Innovative Strategy for Antimicrobial Resistant Microorganisms, or DISARM, Act which would designate certain novel antibiotics used to treat serious bacterial infections to receive higher Medicare reimbursement, and an amendment to the GAIN Act which would allow successful QIDP sponsors to transfer up to one year of exclusivity to another product, including products marketed by other companies.

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

Insufficient Coverage of Multidrug-resistant Bacteria. A physician cannot afford to be too limited in the spectrum of bacteria covered by antibiotics when initially treating a patient for a serious infection that has not yet been definitively identified. Frequently used products, such as Zyvox and Cubicin, are limited to Gram-positive bacteria and thus are rarely used as a first-line empiric monotherapy if broad bacterial coverage is required. Recently approved products, such as Zerbaxa and Avicaz are limited to specific Gram-negative bacteria and thus are rarely used as a first-line empiric monotherapy if broad bacterial coverage is required. In addition, other popular antibiotics that have been used as first-line empiric monotherapies, such as Levaquin, piperacillin/tazobactam, carbapenems, such as Merrem, and imipenem/cilastatin, which is marketed by Merck as Primaxin, have seen their utility as first-line empiric monotherapies diminished as the number of bacterial strains resistant to these therapies has increased.

Complicated and Expensive Multi-Drug Cocktails and Multi-Dose Regimens. Due to gaps in the spectrum of coverage of antibiotics, physicians are often confronted with the need to design complicated multi-drug cocktails for the first-line empiric treatment of patients with serious infections. The clinical situation is further complicated when each drug in the multi-drug cocktail has a different dosing regimen, such as three or four times a day, resulting in an added burden on the pharmacy and nursing staff, higher costs due to multiple drug administrations and an increased potential for medical errors or drug-drug interactions. We believe that, with the exception of eravacycline, most of the antibiotics that are in development or have recently been approved by the FDA that are intended to cover a broad spectrum of bacteria, including Gram-negative bacteria, or solely to address Gram-negative bacteria, are being developed or are approved for use in combination with one or more other antibiotics, and require the addition of a third drug such as metronidazole to address the presence of anaerobic bacteria.

Safety and Tolerability Concerns. Concerns about antibiotic safety and tolerability are among the leading reasons why patients stop treatment and fail therapy. Antibiotics on the market have been associated with adverse effects such as myelosuppression, seizures, nephrotoxicity and gastrointestinal disorders.

Dosage Regimens that Complicate Transition Therapy. When a patient comes to the emergency room or hospital for treatment of a serious infection, the patient usually receives IV treatment, which allows the drug to be delivered more rapidly and in a larger dose than oral treatment. Once the infection begins to respond to treatment and the patient is stabilized, depending on the infection, hospitals and physicians generally seek to minimize in-hospital treatment and, if possible, discharge patients from the hospital in order to reduce costs, avoid hospital-acquired infections, and improve the patients’ quality of life. Upon discharge, physicians typically prefer to prescribe transition therapy treatment with an oral formulation of the same antibiotic. This is known as outpatient parenteral antibiotic therapy, or OPAT. This transition allows for more convenient and cost-effective out-patient treatment, while also providing enhanced patient comfort and mobility. The challenge for OPAT is that currently approved oral antibiotics do not provide coverage against resistant pathogens, and most IV antibiotics have gaps in their coverage of pathogens and thus need to be administered in combination with another IV antibiotic, or three to four times a day.

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

In 2012, we completed a successful phase 2 clinical trial of eravacycline with IV administration for the treatment of patients with cIAI. We initiated IGNITE1, a phase 3 clinical trial of eravacycline with IV administration for the treatment of cIAI, in the third quarter of 2013, and subsequently initiated the lead-in portion of IGNITE2, a two-part phase 3 clinical trial of eravacycline for the treatment of cUTI with IV-to-oral transition therapy, during the first quarter of 2014. In December 2014, we announced that eravacycline met the primary endpoint of statistical non-inferiority compared to ertapenem in IGNITE1 for the treatment of cIAI. Following the conclusion of the lead-in portion of IGNITE2, we selected the oral dose for the IV-to-oral transition therapy (1.5 mg/kg IV followed by 200 mg oral dose) to be evaluated in the pivotal portion of IGNITE2 and initiated patient enrollment. We completed enrollment of the pivotal portion of IGNITE2 in May 2015 and in September 2015 we announced that eravacycline did not meet the primary endpoint of statistical non-inferiority compared to levofloxacin in IGNITE2 for the treatment of cUTI. Consistent with guidance issued by the FDA with respect to the development of antibiotics for cIAI and our previous discussions with the FDA, we had planned to utilize results from these two phase 3 clinical trials to support submission of an NDA for eravacycline in the treatment of cIAI and cUTI. Since the announcement of the IGNITE2 data, we have had and continue to have discussions with the FDA regarding the results of these phase 3 clinical trials and the impact on our ability to file an NDA for eravacycline for the treatment of cIAI and cUTI. We are also evaluating the timing of a regulatory submission for eravacycline with the EMA. Notwithstanding the outcome of these ongoing discussions with the FDA, we intend to initiate an additional phase 3 clinical trial of the IV formulation of eravacycline for the treatment of cUTI in the third quarter of 2016. We are currently finalizing the design of this trial.

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

•

Broad-spectrum activity against a wide variety of multidrug-resistant Gram-negative, Gram-positive and anaerobic bacteria. In our phase 2 and phase 3 clinical trials of the IV formulation of eravacycline, eravacycline demonstrated a high cure rate against a wide variety of multidrug-resistant Gram-negative, Gram-positive and anaerobic bacteria. In addition, in in vitro studies, eravacycline demonstrated potent antibacterial activity against Gram-negative bacteria, including E. coli; ESBL-producing Klebsiella pneumoniae; Acinetobacter baumannii; Gram-positive bacteria, including MRSA and vancomycin-resistant enterococcus, or VRE; and anaerobic pathogens. As a result of this broad-spectrum coverage, we believe that eravacycline has the potential to be used as a first-line empiric monotherapy for the treatment of cIAI, cUTI, hospital-acquired bacterial pneumonias and other serious and life-threatening infections.

•

Lower probability of drug resistance. To date, in the clinical trials and preclinical studies of eravacycline that we have conducted we have seen little decrease in susceptibility that would suggest increased resistance to eravacycline. We believe that, as a fluorocycline, eravacycline will not be subject to tetracycline-specific mechanisms of drug resistance.

•

Favorable safety and tolerability profile. Eravacycline has been evaluated in more than 1,309 subjects in the phase 1, phase 2 and phase 3 clinical trials that we have conducted. In these trials, eravacycline has demonstrated a favorable safety and tolerability profile. In our phase 2 and phase 3 clinical trials of eravacycline in patients with cIAI, no patients suffered any drug-related serious adverse events, and safety and tolerability were comparable to ertapenem, the control therapy for the trials. In the phase 3 clinical trial of eravacycline in patients with cUTI, no patients suffered any drug-related serious adverse events, and safety and tolerability were comparable to levofloxacin, the control therapy for this trial. In addition, in these phase 2 and phase 3 clinical trials, the rate at which gastrointestinal adverse events such as nausea and emesis that occurred in the eravacycline arms was low.

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

•

Potential for convenient IV-to-oral transition therapy. Notwithstanding the results of IGNITE2, we plan to continue to seek to develop an oral formulation of eravacycline. We believe an oral formulation would enable patients who begin IV treatment with eravacycline in the hospital setting to transition to oral dosing of eravacycline either in hospital or upon patient discharge for convenient home-based care. We believe that the availability of both IV and oral transition therapy may reduce the length of a patient’s hospital stay and the overall cost of care.

Clinical Experience

We have studied IV and oral formulations of eravacycline in 1,309 subjects in 21 clinical trials conducted from October 2009 to December 2015, which includes those subjects treated in the IGNITE2 phase 3 clinical trials of eravacycline.

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

In December 2014, we announced that eravacycline met the primary endpoint of statistical non-inferiority compared to ertapenem in IGNITE 1 for the treatment of cIAI. In September 2015, we announced that eravacycline did not meet the primary endpoint of statistical non-inferiority compared to levofloxacin in IGNITE2 for the treatment of cUTI. Consistent with guidance issued by the FDA with respect to the development of antibiotics for cIAI and our previous discussions with the FDA, we had planned to utilize results from these two phase 3 clinical trials to support submission of an NDA for eravacycline in the treatment of cIAI and cUTI. Since the announcement of the IGNITE2 data, we have had and continue to have discussions with the FDA regarding the results of these phase 3 clinical trials and the impact on our ability to file an NDA for eravacycline for the treatment of cIAI and cUTI. Notwithstanding the outcome of these ongoing discussions with the FDA, we intend to initiate an additional phase 3 clinical trial of the IV formulation of eravacycline for the treatment of cUTI in the third quarter of 2016. We are currently finalizing the design of this trial.

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

Investigators obtained baseline intra-abdominal cultures at the time of operation and treated patients for a minimum of four days and a maximum of 14 days following the time of operation and until symptoms of cIAI were resolved. A test-of-cure, or TOC, visit took place 25 to 31 days after the initial dose of treatment and a final or follow-up visit occurred 38 to 50 days after the initial dose of treatment.

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

After treatment was completed in the lead-in portion of the trial, we evaluated efficacy, safety and tolerability endpoints to determine the dose regimen for eravacycline to be studied in the pivotal portion of the trial. In the lead-in portion of IGNITE 2 both IV-to-oral dosing regimens of eravacycline compared favorably to levofloxacin. The responder outcome, the primary endpoint for the FDA, is determined as the number of micro-ITT patients at the PT visit with both clinical cure and microbiological success. Clinical cure is measured by a complete or significant improvement in signs or symptoms and microbiological success is demonstrated if the baseline pathogen is cleared or reduced below a specified level in a urine sample. The responder rates in the micro-ITT population for the IV-to-oral 200 mg, IV-to-oral 250 mg and levofloxacin groups were 70.8% (n=24), 64.3% (n=28) and 52.2% (n=23), respectively. The microbiological response rates in the micro-ITT population were 75.0% (n=24), 64.3% (n=28) and 56.5% (n=23), respectively. The pharmacokinetics of both oral doses of eravacycline were comparable to the IV formulation in the trial. Overall, treatment was generally well tolerated in all three groups with the most common adverse events reported being nausea and emesis. Only two patients discontinued treatment as a result of drug related adverse events. In October 2014, we selected the 1.5 mg/kg IV followed by 200 mg oral dose as the IV-to-oral transition therapy to be evaluated in the pivotal portion of the trial and initiated patient enrollment.

We enrolled 908 patients in the pivotal portion of the trial. These patients were randomized on a 1:1 basis to receive 1.5 mg/kg IV eravacycline every 24 hours followed by 200 mg of eravacycline orally every 12 hours or 750 mg IV levofloxacin every 24 hours followed by 750 mg of levofloxacin orally every 24 hours. In both treatment arms, subjects received a minimum of three days of IV therapy and then, if clinically indicated, were eligible to transition to oral therapy for the remaining doses for a total treatment period of 7 days. We designed the pivotal portion of the trial as a non-inferiority study in compliance with both FDA and EMA guidance. Under FDA guidance, the primary endpoint of the pivotal portion of the trial was clinical and microbiological response in the micro-ITT population at the PT visit. Under EMA guidance, the primary endpoint of the pivotal portion of the trial was microbiological response in the micro-MITT and ME populations. The micro-MITT population consisted of any patient who received study drug who had baseline bacterial pathogens that cause cUTI and against which eravacycline has antibacterial activity. The ME population consisted of all micro-ITT patients who met key inclusion/exclusion criteria and followed other important components of the trial. In order to achieve the primary endpoint under both FDA and EMA guidance, eravacycline would have needed to demonstrate non-inferiority as compared to levofloxacin within a margin of no more than 10%. A key secondary endpoint in IGNITE 2 was to test for superiority of eravacycline over levofloxacin in the treatment of cUTI for those subjects with infections caused by quinolone-resistant pathogens by evaluation of clinical and microbiological response in the micro-ITT population at the PT visit.

In September 2015, we announced that eravacycline did not meet the primary endpoint of statistical non-inferiority compared to levofloxacin in IGNITE2 for the treatment of cUTI under the guidance set by the FDA. The primary analysis under the FDA guidance was conducted using a 10% non-inferiority margin in the micro-ITT population. In the micro-ITT population, the lower and upper bounds of the 95% confidence interval were -14.1% and 1.2%, respectively.

Eravacycline did show superiority to levofloxacin in patients with quinolone-resistant pathogens, a secondary endpoint of the trial. In patients with quinolone-resistant pathogens, the responder rate was 17.3% higher in the eravacycline arm than in the levofloxacin arm. The lower and upper bounds of the 95% confidence intervals were 2.1% and 31.8% respectively. In addition, results of a post hoc multivariate analysis of the study data showed that longer IV treatment with eravacycline resulted in improved responder rates relative to levofloxacin. For subjects who received only IV study drug, the responder rate was 12.2% higher in the eravacycline arm than in the levofloxacin arm. The lower and upper bounds of the 95% confidence interval were -5.7% and 29.3%. In this analysis the lower bound is above -10. There were no drug-related serious adverse events in the trial. We are planning to conduct an additional clinical trial of the IV formulation of eravacycline for the treatment of cUTI. We are currently designing the protocol for such study and expect to initiate the trial in the third quarter of 2016.

Regulatory Filing Timeline

In December 2014, we announced that eravacycline met the primary endpoint of statistical non-inferiority compared to ertapenem for the treatment of cIAI. In September 2015, we announced that eravacycline did not meet the primary endpoint of statistical non-inferiority in IGNITE2 compared to levofloxacin. Consistent with guidance issued by the FDA with respect to the development of antibiotics for cIAI and our previous discussions with the FDA, we had planned to utilize results from these two phase 3 clinical trials to support submission of an NDA for eravacycline in the treatment of cIAI and cUTI. Since the announcement of the IGNITE2 data, we have had and continue to have discussions with the FDA regarding the results of these phase 3 clinical trials and the impact on our ability to file an NDA for eravacycline for the treatment of cIAI and cUTI. We are also evaluating the timing of a regulatory submission for eravacycline with the EMA. Our goal remains to develop eravacycline to be the drug of choice for first-line empiric treatment of a wide variety of serious and life-threatening infections.

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

In Vitro Activity Against Gram-negative Bacteria

The figure below summarizes the in vitro activity of eravacycline and various antibiotics commonly used in hospitals today for the treatment of Gram-negative bacteria in panels that included 1,059 Gram-negative isolates. In each panel, isolates of a single species of bacteria were separately treated with each of the antibiotics in the study. The number specified in the figure below for each species of bacteria indicates the number of isolates of that species that were included in the studies. The bacteria selected for evaluation were chosen because they are commonly found in serious hospital infections.

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

Although the BARDA Contract, and our subcontract with CUBRC under the BARDA Contract, have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is $38.4 million from the initial contract date through February 17, 2017, of which $27.4 million had been received through December 31, 2015.

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

Candidate	Indication	Status
Eravacycline	cIAI (IV)	Phase 3 completed; met primary end point
	cUTI (IV/oral)	Phase 3 completed; did not meet primary end point
	cUTI (IV)	Phase 3 expected to be initiated in Q3 2016
	Pneumonia (IV)	Phase 1 completed
TP-271	Bacterial biothreats	Phase 1 initiated in Q1 2016
TP-6076	Multidrug-resistant Gram- negative infections	Phase 1 expected to be initiated in Q2 2016

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

In our development program for TP-271, we have conducted a number of in vitro, toxicology and animal studies to evaluate the efficacy of TP-271 against biothreat pathogens. TP-271 has performed as well as, or better than, standard-of-care comparators in studies in murine respiratory infection models challenged with public health pathogens. In susceptibility studies, TP-271 also demonstrated broad-spectrum activity against NIAID Category A and B public health bacterial pathogens including Francisella tularensis, Yersinia pestis, Burkholderia mallei, Burkholderia pseudomallei, Bacillus anthracis, and NIAID Category C public health bacterial pathogens (in vitro and in vivo) that are associated with CABP, including Streptococcus pneumoniae, including multidrug-resistant pneumococci, Staphylococcus aureus (methicillin-susceptible and methicillin-resistant), Haemophilus influenzae, Moraxella catarrhalis and Legionella pneumophila, including strains that are tetracycline-resistant. We submitted an IND with the FDA for TP-271 in 2015, and initiated a phase 1 clinical trial in healthy volunteers in the first quarter of 2016. This trial is a randomized, double-blind, placebo-controlled, single-ascending-dose study in up to 56 healthy volunteers.

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

Although the NIAID Contract and our subcontract with CUBRC under the NIAID Contract have five-year terms, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond November 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID Contract is $10.8 million, from the initial contract date through November 30, 2016, of which $7.7 million had been received through December 31, 2015. In addition, although the NIAID Grant has a term of five years and our subaward from CUBRC has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond November 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subaward with respect to the NIAID Grant is $0.9 million from the initial grant date through November 30, 2016, of which $0.7 million had been received through December 31, 2015.

Second-generation Gram-negative Program

We are using our proprietary chemistry technology to pursue the discovery and development of tetracycline-derived compounds effective against the most urgent multidrug-resistant Gram-negative bacterial health threats identified by the CDC, in a September 2013 report. Pathogens targeted include carbapenem-resistant variants of Klebsiella pneumoniae, Acinetobacter baumanni, Escherichia coli and Pseudomonas aeruginosa. We have generated compounds that have demonstrated potent activity against a broad range of these multidrug-resistant Gram-negative pathogens. We have identified TP-6076 as a lead preclinical candidate from these compounds and are conducting IND-enabling studies with the expectation of submitting an IND for TP-6076 and initiating a phase 1 clinical trial in Q2 2016.

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

Since the announcement of the IGNITE2 data, we have had and continue to have discussions with the FDA regarding the results of these phase 3 clinical trials and the impact on our ability to file an NDA for eravacycline for the treatment of cIAI and cUTI. We are also evaluating the timing of a regulatory submission for eravacycline with the EMA. Our plan is to develop and commercialize eravacycline outside the United States with collaborators.

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

As of February 19, 2016, we owned five U.S. patents, 23 foreign patents, six pending U.S. patent applications and 65 pending foreign patent applications in Europe and 20 other jurisdictions. In addition we have exclusively licensed from Harvard University rights under nine U.S. patents, 22 foreign patents, two pending U.S. patent applications and 14 pending foreign patent applications in Europe and ten other jurisdictions. Certain of our patents and patent applications are directed to the composition of matter and/or use of eravacycline and applications are pending in the United States, Europe, Japan and other countries.

Tetraphase-Owned Intellectual Property Relating to Eravacycline and Other Compounds Under Development

We have patent applications directed to the composition of matter and/or use of eravacycline and other fluorocyclines, such as TP-271, pending in the United States, Europe, Japan and other countries. Patents specific to pharmaceutical compositions and/or use of eravacycline have been granted in the United States, Europe, Australia, China, Colombia, Japan, Mexico, New Zealand, Hong Kong, Taiwan, Israel and Singapore. The granted patents have an expiration date of August 7, 2029, and any patents that may issue from the pending applications will also have an expiration date of August 7, 2029, absent any term extensions or adjustments that may be available. The term of one of the U.S. patents has received 508 days of patent term adjustment under the America Invents Act.

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

Patent Term and Patent Term Extensions

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

Trademark Applications Relating to the Company Name and Logo

As of December 31, 2015 we had ten (10) intent-to-use trademark applications at the United States Patent and Trademark Office relating to the Company Name, the Company Logo, potential commercial names of eravacycline and various combinations of these three.

Trade Secrets

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

In consideration for the rights granted to us by Harvard under the license agreement, as of December 31, 2015, we have paid Harvard an aggregate of $3.9 million in upfront license fees and development milestone payments, and issued 31,379 shares of our common stock to Harvard. In addition, we have agreed to make payments to Harvard upon the achievement of specified future development and regulatory milestones totaling up to $15.1 million for each licensed product candidate ($3.1 million of which has already been paid with respect to eravacycline), and to pay tiered royalties in the single digits based on annual worldwide net sales, if any, of licensed products by us, our affiliates and sublicensees. We are also obligated to pay Harvard a specified share of non-royalty sublicensing revenues that we receive from sublicensees for the grant of sublicenses under the license and to reimburse Harvard for specified patent prosecution and maintenance costs.

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

TP-271

Our program to develop TP-271 is funded by NIAID through the NIAID Grant, a grant awarded in July 2011 that provides up to approximately $2.8 million in funding over five years, and the NIAID Contract, a separate a five-year contract that provides up to $35.8 million in funding that NIAID awarded to CUBRC in October 2011. The NIAID Contract and the NIAID Grant contemplates that CUBRC will collaborate with us on the development, manufacturing and clinical evaluation of a novel broad-spectrum tetracycline antibiotic for respiratory diseases caused by biothreat and antibiotic-resistant public health pathogens, including Francisella tularensis, Yersinia pestis and Bacillus anthracis, as well as bacterial pathogens associated with CABP.

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

NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond May 30, 2016 in the case of the NIAID Grant, and November 30, 2016 in the case of the NIAID Contract, and CUBRC has a right to terminate its subcontract with, or subaward to, us only to the extent that NIAID first cancels the corresponding portions of CUBRC’s prime contract or award.

We retain rights to terminate the subcontract if CUBRC breaches the subcontract, subject in certain cases to CUBRC’s failure to cure such breach, or by written notice to CUBRC, effective upon CUBRC’s negotiation of a corresponding termination of CUBRC’s obligations to NIAID.

Research and Development Expenses

For the years ended December 31, 2015, 2014 and 2013, we incurred $73.8 million, $61.9 million, and $31.5 million, respectively, in expenses on research and development activities.

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

We believe the key competitive factors that will affect the development and commercial success of our most advanced product candidate, eravacycline, if approved, will be efficacy, coverage of drug-resistant strains of bacteria, safety and tolerability profile, reliability, convenience of dosing, including the capability for IV-to-oral transition therapy, price, availability of reimbursement from governmental and other third-party payers and susceptibility to drug resistance.

We are developing eravacycline as a broad-spectrum IV and oral antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections. If approved, eravacycline would compete with a number of currently marketed antibiotics, including meropenem, which is marketed by AstraZeneca as Merrem, imipenem/cilastatin, which is marketed by Merck & Co., or Merck, as Primaxin, tigecycline, which is marketed by Pfizer as Tygacil, levofloxacin, which is marketed by Ortho-McNeil and Johnson & Johnson as Levaquin, piperacillin/tazobactam, which is marketed by Pfizer as Zosyn, ceftolozane/tazobactam, which is marketed by Merck as Zerbaxa, and ceftazidime/avibactam, which is marketed by Allergan, Inc. and AstraZeneca as Avycaz, as well as several antibiotics currently in phase 3 development. We also expect that eravacycline, if approved, would compete with future and current generic versions of marketed antibiotics.

If approved, we believe that eravacycline would compete effectively against these compounds on the basis of:

•	broad-spectrum activity against a wide variety of multidrug-resistant Gram-negative, Gram-positive and anaerobic bacteria;
•	lower probability of drug resistance;
•	a favorable safety and tolerability profile;
•	a convenient dosing regimen;
•	potentially, convenient IV-to-oral transition therapy

Recent Changes in the Regulatory Landscape

The FDA’s Division of Anti-Infective Products, or DAIP, has undergone evolution in recent years, primarily driven by concerns that increasingly less effective antibiotics may have been approved in the last 10 to 15 years and a desire to bring what DAIP perceives to be greater statistical rigor to their analyses. The impact of this was a rethinking of how antibiotic efficacy is measured in clinical trials, and a review of the statistical tools used to analyze the data. In February 2015, the FDA published guidance documents for industry entitled “Complicated Urinary Tract Infections: Developing Drugs for Treatment” and guidance entitled “Complicated Intra-Abdominal Infections: Developing Drugs for Treatment.” The purpose of these guidance documents was to address considerations surrounding the clinical development of drugs for cUTI and cIAI indications, including clinical trial design and efficacy considerations.

There are several additional legislative initiatives under consideration in the U.S. Congress, including: (1) the ADAPT Act which would provide a pathway for approval of antibiotics in limited populations of patients with few or no suitable treatment options; (2) the DISARM Act which would designate certain novel antibiotics used to treat serious bacterial infections to receive higher Medicare reimbursement; and (3) an amendment to the GAIN Act which would allow successful QIDP sponsors to transfer up to one year of exclusivity to another product, including products marketed by other companies. The first two of these initiatives were re-introduced as part of the 21st Century Cures Act, which was passed by the House of Representatives in July 2015 and is currently under consideration by the Senate Committee on Health, Education, Labor, and Pensions

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, clinical trials, testing, manufacture, including any manufacturing changes, authorization, pharmacovigilance, adverse event reporting, recalls, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, import and export of pharmaceutical products and product candidates such as those we are developing. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

U.S. Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil and/or criminal penalties.

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
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices, or cGMP, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.

Preclinical Studies

Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. Preclinical tests intended for submission to the FDA to support the safety of a product candidate must be conducted in compliance with the FDA’s Good Laboratory Practice (GLP) regulations and the United States Department of Agriculture’s Animal Welfare Act. A drug sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Some preclinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial along with the requirement to ensure that the data and results reported from the clinical trials are credible and accurate. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the criteria for determining subject eligibility, the dosing plan, the parameters to be used in monitoring safety, the procedure for timely reporting of adverse events, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their www.clinicaltrials.gov website.

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

Phase 2: The drug is administered to a larger, but still limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted indications and to determine dosage tolerance and optimal dosage. phase 2 clinical trials are typically well-controlled and closely monitored.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. phase 1, phase 2 and phase 3 clinical trials may not be completed successfully within any specified period, or at all. Results from one trial may not be predictive of results from subsequent trials. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

Special Protocol Assessment

The special protocol assessment, or SPA, process is designed to facilitate the FDA’s review and approval of drugs by allowing the FDA to evaluate the proposed design and size of phase 3 clinical trials that are intended to form the primary basis for determining a drug product’s efficacy. Generally, the trial must have already been discussed with the relevant FDA review division at an end-of-phase 2/pre-phase 3 meeting to be eligible for SPA review. Upon specific request by a clinical trial sponsor, the FDA will evaluate the protocol and respond to a sponsor’s questions regarding, among other things, primary efficacy endpoints, trial conduct and data analysis, within 45 days of receipt of the request.

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

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision. Furthermore, the FDA is not required to complete its review within the established ten-month timeframe and may extend the review process by issuing requests for additional information or clarification.

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

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life threatening disease or condition and demonstrates the potential to address an unmet medical need, or if the drug qualifies as a qualified infectious disease product, or QDIP, under the recently enacted Generating Antibiotic Incentives Now, or GAIN Act. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. Fast track designation provides additional opportunities for interaction with the FDA’s review team and may allow for rolling review of NDA components before the completed application is submitted. The FDA granted eravacycline fast track designation as a QIDP in April 2014 and granted fast track designation and QIDP for the IV formulation of TP-271 in September 2015. The FDA may decide to rescind the fast track designation if it determines that the qualifying criteria no longer apply.

The FDA may give a priority review designation to drugs that offer major advances in treatment for a serious condition, or provide a treatment where no adequate therapy exists. Most products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Under the new PDUFA agreement, these six and ten month review periods are measured from the “filing” date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission.

In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, meaning that it may be approved on (1) the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or (2) on an intermediate clinical endpoint that can be measured earlier than irreversible morbidity or mortality and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug may be subject to accelerated withdrawal procedures.

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

The FDA strictly regulates the marketing, labeling, advertising and promotion of drug products that are placed on the market. A product cannot be commercially promoted before it is approved, and approved drugs may generally be promoted only for their approved indications. Promotional claims must also be consistent with the product’s FDA-approved label, including claims related to safety and effectiveness. The FDA and other federal agencies also closely regulate the promotion of drugs in specific contexts such as direct-to-consumer advertising, industry-sponsored scientific and education activities, and promotional activities involving the Internet and social media.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences of regulatory non-compliance include, among other things:

•	restrictions on, or suspensions of, the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	interruption of production processes, including the shutdown of manufacturing facilities or production lines or the imposition of new manufacturing requirements;
•	fines, warning letters or other enforcement letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

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

Qualified Infectious Disease Product Exclusivity

Under the GAIN provisions of FDASIA, which was signed into law in July 2012, the FDA may designate a product as a “qualified infectious disease product,” or QIDP. In order to receive this designation, a drug must qualify as an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by either (1) an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens, or (2) a so-called “qualifying pathogen” found on a list of potentially dangerous, drug-resistant organisms to be established and maintained by the FDA under the new law. A sponsor must request such designation before submitting a marketing application. We obtained a QIDP designation for the IV formulation of eravacycline for cUTI and cIAI in July 2013, the oral formulation in March 2014, the IV formulation of TP-271 in September 2015, and expect to request QIDP designations for our other product candidates prior to submitting a marketing application for such product candidates, as appropriate.

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

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the European Union, before we may commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product authorization, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

Under European Union regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure is compulsory for medicinal products produced by biotechnology or those medicinal products containing new active substances for specific indications such as the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases and designated orphan medicines, and optional for other medicines which are highly innovative. Under the centralized procedure, a marketing application is submitted to the European Medicines Agency where it will be evaluated by the Committee for Medicinal Products for Human Use and a favorable opinion typically results in the grant by the European Commission of a single marketing authorization that is valid for all European Union member states within 67 days of receipt of the opinion. The initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period. The decentralized procedure provides for approval by one or more “concerned” member states based on an assessment of an application performed by one member state, known as the “reference” member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.

Pharmaceutical Coverage and Reimbursement

Sales of our products will depend, in part, on the availability and extent of coverage and reimbursement by third-party payors, such as government health programs, including Medicare and Medicaid, commercial insurance and managed healthcare organizations. These third-party payors are increasingly challenging the price and limiting the coverage and reimbursement amounts for medical products and services.

The containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement, and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor to not cover our product candidates could reduce physician usage of the product candidate and have a material adverse effect on our sales, results of operations and financial condition.

In the U.S., the federal government provides health insurance for people who are 65 or older, and certain people with disabilities or certain conditions irrespective of their age, through the Medicare program, which is administered by the Centers for Medicare & Medicaid Services, or CMS. Coverage and reimbursement for products and services under Medicare are determined in accordance with the Social Security Act and pursuant to regulations promulgated by CMS, as well as the agency’s subregulatory coverage and reimbursement guidance and determinations.

Medicaid is a health insurance program for low-income children, families, pregnant women, and people with disabilities that is jointly funded by the federal and state governments, but administered by the states. In general, state Medicaid programs are required to cover drugs and biologicals of manufacturers that have entered into a Medicaid Drug Rebate Agreement, although such drugs and biologicals may be subject to prior authorization or other utilization controls.

The U.S. Congress and state legislatures from time to time propose and adopt initiatives aimed at cost containment, which could impact our ability to sell our products profitably. Recently, a number of legislative reform measures have been passed to contain healthcare reimbursement for pharmaceuticals, including drugs such as our product candidates. For example, the federal Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, known collectively as ACA, among other things, establishes annual fees to be paid by manufacturers for certain branded prescription drugs, requires manufacturers to participate in a discount program for certain outpatient drugs under Medicare Part D, increases manufacturer rebate liabilities under the Medicaid Drug Rebate Program for outpatient drugs dispensed to Medicaid recipients, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are line extensions of current drugs, and expands oversight and support for the federal government’s comparative effectiveness research of services and products. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. We cannot predict the full impact of ACA or future reform measures on our operations.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, in the EU, the sole legal instrument at the EU level governing the pricing and reimbursement of medicinal products is Council Directive 89/105/EEC, or the Price Transparency Directive. The aim of this Directive is to ensure that pricing and reimbursement mechanisms established in the EU Member States are transparent and objective, do not hinder the free movement of and trade in medicinal products in the EU, and do not hinder, prevent or distort competition on the market. The Price Transparency Directive does not provide any guidance concerning the specific criteria on the basis of which pricing and reimbursement decisions are to be made in individual EU Member States, nor does it have any direct consequence for pricing nor reimbursement levels in individual EU Member States. The EU Member States are free to restrict the range of medicinal products for which their national health insurance systems provide reimbursement, and to control the prices and/or reimbursement levels of medicinal products for human use. An EU Member State may approve a specific price or level of reimbursement for the medicinal product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the medicinal product on the market, including volume-based arrangements, caps and reference pricing mechanisms.

Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including the United Kingdom, France, Germany, Ireland, Italy and Sweden. The HTA process in the EU Member States is governed by the national laws of these countries. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact, and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product vary between EU Member States. A negative HTA of one of our products by a leading and recognized HTA body, such as the National Institute for Health and Care Excellence, or NICE, in the United Kingdom, could not only undermine our ability to obtain reimbursement for such product in the EU Member State in which such negative assessment was issued, but also in other EU Member States. For example, EU Member States that have not yet developed HTA mechanisms could rely to some extent on the HTA performed in countries with a developed HTA framework, such as the United Kingdom, when adopting decisions concerning the pricing and reimbursement of a specific medicinal product.

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

Legal Proceedings

In January 2016, a securities class action lawsuit was filed against us, our chief executive officer, our former chief operating officer and our former chief financial officer, in the United States District Court for the District of Massachusetts. The complaint was brought on behalf of an alleged class of those who purchased our common stock between March 5, 2015 and September 8, 2015, and alleges claims arising under Sections 10 and 20 of the Exchange Act of 1934, as amended. The complaint generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning IGNITE2. The complaint seeks, among other relief, unspecified compensatory damages and attorneys’ fees, and costs. We believe we have valid defenses against these claims, and will engage in a vigorous defense of such litigation.

Employees

As of February 19, 2016, we had 69 full-time employees, 48 of whom were primarily engaged in research and development activities. A total of 27 employees have an M.D. or Ph.D. degree. None of our employees is represented by a labor union and we consider our employee relations to be good.

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

Our business faces many risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in this annual report on Form 10-K and other filings with the SEC, press releases, communications with investors and oral statements. The risks described below may not be the only risks we face. Additional risks we do not yet know of or which we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer and the trading price of our common stock could decline.

Risks Relating to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception, expect to incur losses for at least the next several years and may never achieve or sustain profitability.

We have incurred annual net operating losses in every year since our inception. Our net loss was $83.2 million for the year ended December 31, 2015, $66.7 million for the year ended December 31, 2014 and $29.6 million for the year ended December 31, 2013. As of December 31, 2015, we had an accumulated deficit of $269.7 million. We have not generated any product revenues and have financed our operations primarily through the public offering and private placements of our equity securities, debt financings and revenue from U.S. government grants and contract awards. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development.

In December 2014, we announced that eravacycline met the primary endpoint of statistical non-inferiority compared to ertapenem, an intravenously, or IV, administered antibiotic, the control therapy for this trial, for the treatment of cIAI. In September 2015, we announced that eravacycline did not meet the primary endpoint of statistical non-inferiority in IGNITE2 compared to levofloxacin, an IV and orally administered antibiotic that was the control therapy for the trial. Consistent with guidance issued by the United States Food and Drug Administration, or FDA, with respect to the development of antibiotics for cIAI and our previous discussions with the FDA, we had planned to utilize results from these two phase 3 clinical trials to support submission of a new drug application, or NDA, for eravacycline in the treatment of cIAI and cUTI. Since the announcement of the IGNITE2 data, we have had and continue to have discussions with the FDA regarding the results of these phase 3 clinical trials and the impact on our ability to file an NDA for eravacycline for the treatment of cIAI and cUTI. We are also evaluating the timing of a regulatory submission for eravacycline with the European Medicines Agency, or EMA. Notwithstanding the outcome of these ongoing discussions with the FDA, we intend to initiate an additional phase 3 clinical trial of the IV formulation of eravacycline for the treatment of cUTI in the third quarter of 2016. We are currently finalizing the design of this trial.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect that our expenses will increase as we continue development of eravacycline, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, manufacture drug product for our clinical and pre-clinical trials, conduct pre-commercialization and launch-related activities for eravacycline, conduct our phase 1 clinical trial of TP-271 in healthy volunteers, initiate our planned phase 1 clinical trial of TP-6076 in healthy volunteers and satisfy our obligations under our license agreement with

Harvard University. If we obtain marketing approval of eravacycline or any other product candidate, we also expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Our expenses also will increase if and as we:

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize, eravacycline, which will require us to be successful in a range of challenging activities, including:

•	conducting and successfully completing any additional clinical trials involving eravacycline;
•	applying for and obtaining marketing approval for eravacycline;
•	protecting and maintaining our rights to our intellectual property portfolio related to eravacycline;
•	contracting for the manufacture of commercial quantities of eravacycline; and
•	establishing sales, marketing and distribution capabilities to effectively market and sell eravacycline.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses could increase if we are required by the FDA or the EMA to perform clinical trials and non-clinical studies in addition to those currently expected, or if there are any delays in completing our clinical trials, the development of any of our product candidates or the manufacture of any of our product candidates.

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

Developing pharmaceutical products, including conducting preclinical studies, clinical trials and manufacturing activities, is a time-consuming, expensive and uncertain process that takes years to complete. In December 2014, we announced that eravacycline met the primary endpoint of statistical non-inferiority compared to ertapenem for the treatment of cIAI. In September 2015, we announced that eravacycline did not meet the primary endpoint of statistical non-inferiority in IGNITE2 compared to levofloxacin. Consistent with guidance issued by the FDA with respect to the development of antibiotics for cIAI and our previous discussions with the FDA, we had planned to utilize results from these two phase 3 clinical trials to support submission of an NDA for eravacycline in the treatment of cIAI and cUTI. Since the announcement of the IGNITE2 data, we have had and continue to have discussions with the FDA regarding the results of these phase 3 clinical trials and the impact on our ability to file an NDA for eravacycline for the treatment of cIAI and cUTI. Notwithstanding the outcome of these ongoing discussions with the FDA, we intend to initiate an additional phase 3 clinical trial of the IV formulation of eravacycline for the treatment of cUTI in the third quarter of 2016. We are currently finalizing the design of this trial.

We also expect that our expenses will increase as we continue development of eravacycline, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, manufacture drug product for our clinical and pre-clinical trials, conduct pre-commercialization and launch-related activities for eravacycline, conduct our phase 1 clinical trial of TP-271 in healthy volunteers, initiate our planned phase 1 clinical trial of TP-6076 in healthy volunteers and satisfy our obligations under our license agreement with Harvard University. If we obtain marketing approval for eravacycline or any other product candidate that we develop, we also expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses.

We believe that our available funds will be sufficient to support our operations into at least early 2018. We do not believe these funds will be sufficient, however, to enable us to, commercially launch eravacycline or develop eravacycline for additional indications. As a result, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

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

Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the timing and costs of any additional clinical trials, including additional clinical trials of eravacycline;
•	the timing and costs of manufacturing activities related to regulatory filings and anticipated commercial launch;
•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our other product candidates and potential product candidates;
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

Currently, our only external source of funds is funding under subcontracts and a subaward awarded to us by CUBRC pursuant to government contracts from BARDA and NIAID and a grant from NIAID. Although the BARDA contract, and our subcontract with CUBRC under the BARDA contract, have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is $38.4 million from the initial contract date through February 17, 2017, of which $27.4 million had been received through December 31, 2015.

Similarly, although the NIAID contract and our subcontract with CUBRC under the NIAID contract have five-year terms, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond November 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID contract is $10.8 million, of which $7.7 million had been received through December 31, 2015. In addition, although the NIAID grant has a term of five years and our subaward from CUBRC has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond November 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subaward with respect to the NIAID grant is $0.9 million from the initial grant date through May 30, 2016, of which $0.7 million had been received through December 31, 2015.

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

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources in the development of eravacycline for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections. In September 2015, we announced that eravacycline did not meet the primary endpoint of statistical non-inferiority compared to levofloxacin in IGNITE2 for the treatment of cUTI. We had previously conducted IGNITE1, a phase 3 clinical trial for eravacycline for the treatment of patients with cIAI which did meet its primary end point. Consistent with guidance issued by the FDA with respect to the development of antibiotics for cIAI and our previous discussions with the FDA, we had planned to utilize results from these two phase 3 clinical trials to support submission of an NDA for eravacycline in the treatment of cIAI and cUTI. Since the announcement of the IGNITE2 data, we have had and continue to have discussions with the FDA regarding the results of these phase 3 clinical trials and the impact on our ability to file an NDA for eravacycline for the treatment of cIAI and cUTI. Notwithstanding the outcome of these ongoing discussions with the FDA, we intend to initiate an additional phase 3 clinical trial of the IV formulation of eravacycline for the treatment of cUTI in the third quarter of 2016. The results of this trial may not be successful.

Our prospects are substantially dependent on our ability to develop, obtain marketing approval for and successfully commercialize eravacycline. The success of eravacycline will depend on several factors, including the following:

•	the successful outcome of discussions with regulatory agencies regarding our planned marketing applications;
•	successful completion of any additional clinical trials;
•	successful manufacturing of registration batches for regulatory filings for eravacycline;
•	timely filing for and receipt of marketing approvals from applicable regulatory authorities;
•	establishment of arrangements with third-party manufacturers to obtain manufacturing supply;
•	obtainment and maintenance of patent and trade secret protection and regulatory exclusivity;
•	protection of our rights in our intellectual property portfolio;
•	successful manufacturing of commercial scale batches of eravacycline;
•	commercial launch of eravacycline, if and when approved, whether alone or in collaboration with others;
•	acceptance of eravacycline, if and when approved, by patients, the medical community and third-party payors;
•	competition with other therapies; and
•	a continued acceptable safety profile of eravacycline following approval.

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

The clinical development of eravacycline and other product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to achieve efficacy in a trial or across a broad population of patients, the occurrence of severe adverse events, failure to comply with protocols or applicable regulatory requirements, and determination by the FDA or any comparable foreign regulatory authority that a drug product is not approvable. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, although eravacycline achieved favorable results in the lead-in part of our phase 3 clinical trial in cUTI, the pivotal portion of the phase 3 clinical trial did not meet the primary endpoint of statistical non-inferiority compared to levofloxacin. Since the announcement of the IGNITE2 data, we have had and continue to have discussions with the FDA regarding the results of these phase 3 clinical trials and the impact on our ability to file an NDA for eravacycline for the treatment of cIAI and cUTI. We may fail to achieve success in this or any other future clinical trial for eravacycline. Notwithstanding the outcome of these ongoing discussions with the FDA, we intend to initiate an additional phase 3 clinical trial of the IV formulation of eravacycline for the treatment of cUTI in the third quarter of 2016. The results of this trial may not be successful.

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

Although we maintain general liability insurance of $6 million in the aggregate and clinical trial liability insurance of $6 million in the aggregate for all product candidates, this insurance may not fully cover potential liabilities that we may incur. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. We will need to increase our insurance coverage if and when we begin selling eravacycline or any other product candidate that receives marketing approval. In addition, insurance coverage is becoming increasingly expensive. If we are unable to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of our product candidates, which could adversely affect our business, financial condition, results of operations and prospects.

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

We will require additional funds to complete the development and potential commercialization of eravacycline and our other product candidates. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. For example, we intend to utilize a variety of types of collaboration arrangements for commercialization of eravacycline outside the United States. Our ability to enter into any such collaboration may be significantly delayed, or the terms on which we enter into collaborations may be adversely affected, due to the unfavorable top line results of the pivotal portion of the phase 3 clinical trial for eravacycline for the treatment of patients with cUTI.

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

We do not currently have nor do we plan to build the internal infrastructure or capability to manufacture eravacycline or our other product candidates for use in the conduct of our clinical trials or for commercial supply. We currently rely on and expect to continue to rely on third-party contract manufacturers to manufacture clinical supplies of eravacycline and our other product candidates, and we expect to rely on third-party contract manufacturers to manufacture registration batches and commercial quantities of any product candidate that we commercialize following approval for marketing by applicable regulatory authorities. Reliance on third-party manufacturers entails risks, including:

•

delays in the manufacture of our registration and validation batches and commercial supply if our third-party manufacturers give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreement between us;

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

Our reliance on government funding for certain of our programs adds uncertainty to our research and commercialization efforts with respect to those programs.

Our development of eravacycline for the treatment of disease caused by bacterial biothreat pathogens and certain life-threatening multidrug-resistant bacteria is currently being funded through a subcontract with funding from BARDA. In addition, our development of TP-271 is being funded through a subcontract and grant subaward with funding from the NIH’s NIAID division. Contracts and grants funded by the U.S. government and its agencies, including our agreements funded by BARDA and NIAID, include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including, but not limited to powers of the government to:

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

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our technology or product candidates, including interference proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing or future intellectual property rights. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

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

Our product candidates, including eravacycline, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, marketing, export, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities, with regulations differing from country to country. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We currently do not have any products approved for sale in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process.

We are not permitted to market our product candidates in the United States until we receive approval of an NDA from the FDA. We have not submitted an NDA for any of our product candidates. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and efficacy for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product candidate. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. The FDA review process typically takes years to complete. The FDA has substantial discretion in the approval process and may refuse to accept for filing any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies or additional information regarding chemistry, manufacturing and controls for the product candidate. For example, our progress in the development and commercialization of eravacycline has been significantly delayed as a result of the failure of eravacycline to achieve the primary endpoint in IGNITE2 and will be further delayed as we conduct additional clinical trials for eravacycline. Foreign regulatory authorities have differing requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining marketing approval for marketing of a product candidate in one country does not ensure that we will be able to obtain marketing approval in other countries, but the failure to obtain marketing approval in one jurisdiction could negatively impact our ability to obtain marketing approval in other jurisdictions. Delays in approvals or rejections of marketing applications in the United States or foreign countries may be based upon many factors, including regulatory requests for additional analyses, reports, data and studies, regulatory questions regarding, or different interpretations of, data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding product candidates or related products. The FDA or equivalent foreign regulatory authorities may determine that eravacycline or any other product candidate that we develop is not effective, or is only moderately effective, or has undesirable or unintended side effects, toxicities, safety profile or other characteristics that preclude marketing approval or prevent or limit commercial use. The FDA may also find during its pre-approval inspection that the facilities identified in our NDA fail to comply with cGMP requirements, thereby delaying or preventing approval. In addition, any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. If we experience delays in obtaining approval or if we fail to obtain approval of eravacycline or any other product candidate that we develop, the commercial prospects for eravacycline or such other product candidate may be harmed and our ability to generate revenues will be materially impaired.

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

Any product candidate, including eravacycline, for which we obtain marketing approval, will also be subject to ongoing regulatory requirements for labeling, manufacturing, packaging, storage, distribution, advertising, promotion, record-keeping and submission of safety and other post-market information. For example, approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs. As such, we and our contract manufacturers will be subject to continual review and periodic inspections to assess compliance with cGMPs. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and to comply with requirements concerning advertising and promotion for our products.

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

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, it may impose restrictions on that product or us. In addition, if any product fails to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning or untitled letters;
•	mandate modifications to promotional materials or require provision of corrective information to healthcare practitioners and patients;
•	impose restrictions on the product or its manufacturers or manufacturing processes;
•	impose restrictions on the labeling or marketing of the product;
•	impose restrictions on product distribution or use;
•	require post-marketing clinical trials;
•	require withdrawal of the product from the market;
•	refuse to approve pending applications or supplements to approved applications that we submit;
•	require recall of the product;
•

require entry into a consent decree, which can include imposition of various fines (including restitution or disgorgement of profits or revenue), reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•	suspend, vary, modify or withdraw marketing approvals;
•	refuse to permit the import or export of the product;
•	seize or detain supplies of the product; or
•	issue injunctions, levy fines or impose other civil and/or criminal penalties.

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

Recently enacted and future policies and legislation may affect the reimbursement made for our products.

The pricing and reimbursement environment may become more challenging due to, among other reasons, policies advanced by the new presidential administration, federal agencies, new healthcare legislation passed by Congress or fiscal challenges faced by all levels of government health administration authorities. Among policy makers and payors in the United States and foreign countries, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We expect to experience pricing pressures in connection with the sale of any products that we develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. Resulting legislative, administrative, or policy changes from payors may reduce payments for our product candidates and could impact future revenues.

The ACA became law in the United States in March 2010 with the goals of broadening access to health insurance, reducing or constraining the growth of healthcare spending, enhancing remedies against fraud and abuse, adding new transparency requirements for health care and health insurance industries and imposing additional health policy reforms. Provisions of ACA, some of which have already taken effect, may negatively affect our future revenues. For example, the ACA requires, among other things, that annual fees be paid by manufacturers for certain branded prescription drugs, that manufacturers participate in a discount program for certain outpatient drugs under Medicare Part D, and that manufacturers provide increased rebates under the Medicaid Drug Rebate Program for outpatient drugs dispensed to Medicaid recipients. The ACA also addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for line extensions and expands oversight and support for the federal government’s comparative effectiveness research of services and products.

Beginning on April 1, 2013, Medicare payments for all items and services under Part A and B, including drugs and biologicals, and most payments to plans under Medicare Part D were reduced by 2%, or automatic spending reductions, required by the Budget Control Act of 2011, or BCA, as amended by the American Taxpayer Relief Act of 2012. The BCA requires sequestration for most federal programs, excluding Medicaid, Social Security, and certain other programs. The BCA caps the cuts to Medicare payments for items and services and payments to Part D plans at 2%. Subsequent legislation extended the 2% reduction, on average, to 2025. As long as these cuts remain in effect, they could adversely impact payment for our product candidates. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

If we successfully commercialize one of our drug candidates, failure to comply with our reporting and payment obligations under U.S. governmental pricing programs could have a material adverse effect on our business, financial condition and results of operations.

If we participate in the Medicaid Drug Rebate Program once we successfully commercialize a drug, we will be required to report certain pricing information for our products to the Centers for Medicare & Medicaid Services, the federal agency that administers the Medicaid and Medicare programs. We may also be required to report pricing information to the Department of Veterans Affairs. If we become subject to these reporting requirements, we will be liable for errors associated with our submission of pricing data, for failure to report pricing data in a timely manner, and for overcharging government payers, which can result in civil monetary penalties under the Medicaid statute, the federal civil False Claims Act, and other laws and regulations.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development, regulatory, commercialization and business development expertise of our executive management team, as well as the other principal members of our management, scientific and clinical team. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time. For instance, since December 1, 2015, both our former chief financial officer and our former chief operating officer have terminated their employment with us.

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

Although our operations are based in the United States, we conduct business outside the United States and expect to continue to do so in the future. For instance, many of the sites at which our clinical trials are or may be conducted are outside the United States. In addition, we plan to seek approvals to sell our products in foreign countries. Any business that we conduct outside the United States will be subject to additional risks that may materially adversely affect our ability to conduct business in international markets, including:

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

Our stock price may be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, our stock traded within a range of a high price of $52.90 per share and a low price of $4.05 per share for the period beginning March 20, 2013, our first day of trading on the NASDAQ Global Select Market, through February 19, 2016. As a result of this volatility, investors may not be able to sell their common stock at or above the prices they paid for it. The market price for our common stock may be influenced by many factors, including:

•	the timing of clinical trials of eravacycline and any other product candidate;
•	results of clinical trials of eravacycline and any other product candidate;
•	the filing and approval of marketing applications;
•	regulatory actions by the FDA or equivalent authorities in foreign jurisdictions with respect to eravacycline and any other product candidate;
•	failure or discontinuation of any of our development programs;
•	the success of existing or new competitive products or technologies;
•	results of clinical trials of product candidates of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts to develop, in-license or acquire additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

We could be subject to class action litigation due to stock price volatility, which, if such litigation occurs, will distract our management and could result in substantial costs or large judgments against us.

The stock market frequently experiences extreme price and volume fluctuations. In September 2015, we experienced a significant decline in our stock price based, in large part, on our announcement that the phase 3 clinical trial for eravacycline for the treatment of patients with cUTI did not meet the primary endpoint of statistical non-inferiority compared to levofloxacin. In addition, the market prices of securities of companies in the biotechnology and pharmaceutical industry have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations could adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. In fact, in January 2016, a class action lawsuit was filed against us in the United States District Court for the District of Massachusetts. Due to the volatility in our stock price, we may be the target of similar litigation in the future.

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

We have incurred increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly especially since we are no longer an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012, and are no longer able to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are “emerging growth companies” and that were applicable to us prior to January 1, 2016.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act in the future could have a material adverse effect on our ability to produce accurate financial statements and on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us, on an annual basis, to review and evaluate our internal controls. To maintain compliance with Section 404, we are required to document and evaluate our internal control over financial reporting, which has been both costly and challenging. We will need to continue to dedicate internal resources, continue to engage outside consultants and follow a detailed work plan to continue to assess and document the adequacy of internal control over financial reporting, continue to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Based on our market capitalization as of June 30, 2015, we are no longer an emerging growth company. As a result, our independent registered public accounting firm is required to issue a report on our internal controls over financial reporting in this Annual Report on Form 10-K. There is a risk that in the future neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

We do not anticipate paying any cash dividends on our capital stock in the foreseeable future; accordingly, stockholders must rely on capital appreciation, if any, for any return on their investment.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the operation, development and growth of our business. The terms of our term loan facility with Silicon Valley Bank and Oxford Finance that we repaid precluded us from paying dividends, and any future debt agreements may also preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

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

We lease our principal facilities, which consist of approximately 37,438 square feet of office, research and laboratory space located at 480 Arsenal Street, Watertown, Massachusetts. The leases covering this space expire on November 30, 2019. We believe that our existing facilities are sufficient for our current needs for the foreseeable future.

ITEM 3.	Legal Proceedings

In January 2016, a securities class action lawsuit was filed against us, our chief executive officer, our former chief operating officer and our former chief financial officer, in the United States District Court for the District of Massachusetts. The complaint is brought on behalf of an alleged class of those who purchased our common stock between March 5, 2015 and September 8, 2015, and alleges claims arising under Sections 10 and 20 of the Exchange Act of 1934, as amended. The complaint generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning IGNITE2. The complaint seeks, among other relief, unspecified compensatory damages and attorneys’ fees, and costs. We believe we have valid defenses against these claims, and will engage in a vigorous defense of such litigation.

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

Market Price Information

Our common stock began trading on the NASDAQ Global Select Market on March 20, 2013 under the symbol “TTPH”. Prior to that date, there was no established public trading market for our common stock. The following table sets forth, for the periods indicated, the high and low intraday sales prices of our common stock as reported by the NASDAQ Global Select Market:

	High	Low
2015
First Quarter	$44.55	$32.40
Second Quarter	$48.68	$34.68
Third Quarter	$52.90	$7.24
Fourth Quarter	$12.45	$7.20

	High	Low
2014
First Quarter	$17.74	$9.85
Second Quarter	$14.05	$8.01
Third Quarter	$20.62	$10.03
Fourth Quarter	$41.83	$19.55

Holders

At February 19, 2016, there were approximately 8 holders of record of our common stock. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings, if any, for use in our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, on our common stock will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, anticipated cash needs, and plans for expansion.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be set forth in the definitive proxy statement we will file in connection with our 2016 Annual Meeting of Stockholders and is incorporated by reference herein.

Purchase of Equity Securities

We did not purchase any of our equity securities during the period covered by this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities

We did not issue any unregistered securities during the period covered by this Annual Report on Form 10-K.

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

	3/20/13	3/31/13	6/30/13	9/30/13	12/31/13	3/31/14	6/30/14	9/30/14	12/31/14	3/31/15	6/30/15	9/30/15	12/31/15
Tetraphase Pharmaceuticals	$100.00	$101.00	$100.43	$162.57	$193.14	$155.57	$192.71	$285.00	$567.29	$523.43	$677.71	$106.57	$143.29
NASDAQ Composite Index	$100.00	$100.41	$104.58	$115.90	$128.34	$129.03	$135.46	$130.08	$145.54	$150.60	$153.24	$141.98	$153.88
NASDAQ Biotechnology Index	$100.00	$102.51	$111.35	$134.43	$145.52	$151.62	$164.98	$175.58	$195.14	$220.91	$237.34	$194.62	$217.42

ITEM 6.	Selected Financial Data

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

The consolidated statement of operations data for each of the three years in the period ended December 31, 2015 and the consolidated balance sheet data at December 31, 2015 and 2014 have been derived from our audited consolidated financial statements for such years, included elsewhere in this annual report on Form 10-K. The statement of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data at December 31, 2013, 2012 and 2011 have been derived from the audited consolidated financial statements for such years not included in this annual report on Form 10-K.

Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Statement of Operations data:
Contract and grant revenue	$11,686	$9,098	$10,486	$7,600	$185
Operating expenses:
Research and development	73,768	61,932	31,508	17,294	17,737
General and administrative	20,916	12,932	7,168	4,309	3,874
Total operating expenses	94,684	74,864	38,676	21,603	21,611
Loss from operations	(82,998)	(65,766)	(28,190)	(14,003)	(21,426)
Other income (expense):
Interest income	42	17	10	—	1
Interest expense	(231)	(1,017)	(1,719)	(1,021)	(161)
Other income (expense)	(2)	24	263	(63)	22
Total other income (expense)	(191)	(976)	(1,446)	(1,084)	(138)
Net loss	$(83,189)	$(66,742)	$(29,636)	$(15,087)	$(21,564)
Net loss per share-basic and diluted	$(2.36)	$(2.49)	$(1.78)	$(47.54)	$(73.34)
Weighted-average number of common shares used in net loss per share-basic and diluted	35,261	26,807	16,665	317	294

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$205,912	$121,042	$102,712	$9,079	$22,454
Working capital	203,071	109,321	92,229	3,720	16,400
Total assets	214,917	127,204	105,886	14,072	24,069
Current liabilities	10,697	17,276	13,191	8,661	6,974
Long-term obligations	165	1,362	4,887	8,619	5,857
Convertible preferred stock	—	—	—	79,841	79,841
Accumulated deficit	(269,652)	(186,463)	(119,721)	(90,085)	(74,998)
Total stockholders’ equity (deficit)	$204,055	$108,566	$87,808	$(83,049)	$(68,603)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical-stage biopharmaceutical company using our proprietary chemistry technology to create novel antibiotics for serious and life-threatening multidrug-resistant infections. We are developing our lead product candidate, eravacycline, a fully synthetic tetracycline derivative, as a broad-spectrum intravenous, or IV, and oral antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including multidrug-resistant Gram-negative infections. We conducted a global phase 3 clinical program for eravacycline called IGNITE (Investigating Gram-Negative Infections Treated with Eravacycline), consisting of two phase 3 clinical trials: IGNITE1, our phase 3 clinical trial evaluating the safety and efficacy of eravacycline with IV administration for the treatment of complicated intra-abdominal infections, or cIAI, and IGNITE2, our second phase 3 clinical trial evaluating the safety and efficacy of eravacycline for the treatment of complicated urinary tract infections, or cUTI, with IV-to-oral transition therapy. We are also pursuing the discovery and development of additional antibiotics that target unmet medical needs, including multidrug-resistant Gram-negative bacteria.

In December 2014, we announced that eravacycline met the primary endpoint of statistical non-inferiority compared to ertapenem in IGNITE1 for the treatment of cIAI. In September 2014, we announced positive data from the lead-in portion of IGNITE2, and in October 2014, we announced the selection of the oral dose for the IV-to-oral transition therapy (1.5 mg/kg IV followed by 200 mg oral dose) to be evaluated in the pivotal portion of IGNITE2 and the initiation of patient enrollment. We completed enrollment of the pivotal portion of IGNITE2 in May 2015 and in September 2015 we announced that eravacycline did not meet the primary endpoint of statistical non-inferiority compared to levofloxacin in IGNITE2 for the treatment of cUTI. Consistent with guidance issued by the United States Food and Drug Administration, or FDA, with respect to the development of antibiotics for cIAI and our previous discussions with the FDA, we had planned to utilize results from these two phase 3 clinical trials to support submission of a new drug application, or NDA, for eravacycline in the treatment of cIAI and cUTI. Since the announcement of the IGNITE2 data, we have had and continue to have discussions with the FDA regarding the results of these phase 3 clinical trials and the impact on our ability to file an NDA for eravacycline for the treatment of cIAI and cUTI. We are also evaluating the timing of a regulatory submission for eravacycline with the European Medicines Agency, or EMA. Notwithstanding the outcome of these ongoing discussions with the FDA, we intend to initiate an additional phase 3 clinical trial of the IV formulation of eravacycline for the treatment of cUTI in the third quarter of 2016. We are currently finalizing the design of this trial.

Subject to obtaining additional financing, we intend to pursue development of eravacycline for the treatment of additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections following our development of eravacycline for the treatment of cIAI and cUTI. In January 2016, we initiated a phase 1 clinical trial of the IV formulation of TP-271 in healthy volunteers. In addition to eravacycline and TP-271, we are pursuing the discovery and development of additional antibiotics to target unmet medical needs, including multidrug-resistant Gram-negative bacteria. We have selected TP-6076 as a lead candidate under this program which we have advanced into IND-enabling studies with the expectation of beginning a phase 1 clinical trial in Q2 2016.

We commenced business operations in July 2006. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary chemistry technology, identifying potential product candidates and undertaking preclinical studies and clinical trials of our product candidates. To date, we have not generated any product revenue and have primarily financed our operations through public offerings and private placements of our equity securities, debt financings and funding from the United States government. As of December 31, 2015, we had received an aggregate of $460.5 million in net proceeds from the issuance of equity securities and borrowings under debt facilities and an aggregate of $35.8 million from government grants and contracts. As of December 31, 2015, our principal source of liquidity was cash and cash equivalents, which totaled $205.9 million.

As of December 31, 2015, we had an accumulated deficit of $269.7 million. Our net losses were $83.2 million, $66.7 million and $29.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. We expect that our expenses will increase as we continue development of eravacycline, seek marketing approval for eravacycline, conduct pre-commercialization and launch-related activities for eravacycline, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, manufacture drug product for our clinical and pre-clinical trials, conduct our phase 1 clinical trial of TP-271in healthy volunteers, initiate our planned phase 1 clinical trial of TP-6076 in healthy volunteers and satisfy our obligations under our license agreement with Harvard University. If we obtain marketing approval of eravacycline, we also expect to incur significant sales, marketing, distribution and manufacturing expenses. Furthermore, we expect to incur ongoing research and development expenses relating to our product candidates other than eravacycline and that our general and costs will increase as we grow and continue to operate as a public company, and comply with increased disclosure requirements since we are no longer an emerging growth company.

We believe that our available funds will be sufficient to support our operations into at least early 2018. We do not believe these funds will be sufficient, however, to enable us to commercially launch eravacycline or develop eravacycline for additional indications. It is also possible that we will not achieve the progress that we expect with respect to eravacycline because the actual costs and timing of clinical development activities are difficult to predict and are subject to substantial risks and delays. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Moreover, we will need to generate significant revenue to achieve profitability, and we may never do so.

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

Although the BARDA Contract, and our subcontract with CUBRC under the BARDA Contract, have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is $38.4 million from the initial contract date through February 17, 2017, of which $27.4 million had been received through December 31, 2015.

Similarly, although the NIAID Contract and our subcontract with CUBRC under the NIAID Contract have five-year terms, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond November 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID Contract is $10.8 million, from the initial contract date through November 30, 2016, of which $7.7 million had been received through December 31, 2015. In addition, although the NIAID Grant has a term of five years and our subaward from CUBRC has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond May 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subaward with respect to the NIAID Grant is $0.9 million from the initial grant date through May 30, 2016, of which $0.7 million had been received through December 31, 2015.

We have no products approved for sale. Other than the government funding described above, we do not expect to receive any revenue from any product candidates that we develop, including eravacycline, until we obtain regulatory approval and commercialize such products or until we potentially enter into collaborative agreements with third parties for the development and commercialization of such product candidates. We continue to pursue government funding for other preclinical and clinical programs. If our development efforts for any of our product candidates result in clinical success and regulatory approval, or collaboration agreements with third parties, we may generate revenue from those product candidates.

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

•	payments made under our license agreement with Harvard University;
•	the cost of acquiring, developing and manufacturing clinical trial materials and lab supplies;
•	facility, depreciation and other expenses, which include direct and allocated expenses for rent, maintenance of our facilities, insurance and other supplies; and
•	costs associated with preclinical, regulatory and medical affair activities.

We expense research and development costs to operations as incurred. We recognize costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors.

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and laboratory supplies, to each program based on the personnel resources allocated to such program. Expenses related to facilities, consulting, travel, conferences, stock-based compensation and depreciation are not allocated to a program and are separately classified as other research and development expenses. The following table identifies research and development expenses on a program-specific basis for our product candidates for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Eravacycline	$48,368	$46,595	$17,671
BARDA Contract	10,280	6,782	7,341
NIAID Contract and NIAID Grant	890	2,149	2,625
TP-6076	3,232	1,219	1,041
Other development programs	619	-	-
Other research and development	10,379	5,187	2,830
Total research and development	$73,768	$61,932	$31,508

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

As of December 31, 2015, we had incurred an aggregate of $143.4 million in research and development expenses related to the development of eravacycline, and $28.7 million in research and development expenses related to the development of eravacycline that were funded under the BARDA Contract. We expect that our research and development expenses will increase as we continue development of eravacycline, incur nonclinical, regulatory and drug manufacturing costs in support of NDA-related activities, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University.

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

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, including salaries and related costs such as benefits and stock-based compensation for personnel in executive, finance, operational, corporate communications, marketing and human resource functions. Other significant general and administrative expenses include professional fees for legal, patent, auditing and tax services, consulting, and facility costs not otherwise included in research and development expenses.

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

Other Income

Other income for the years ended December 31, 2015, 2014 and 2013 was de minimis.

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

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed for us and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	contract research organizations in connection with the conduct of our clinical trials;
•	contract manufacturing organizations with respect to the manufacture of drug supply for clinical trials and manufacture of drug substance and finished product; and
•	vendors and consultants in connection with preclinical development activities.

We base our expenses related to clinical studies on our estimates of the services completed and efforts expended pursuant to contracts with multiple contract research organizations that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed, enrollment of subjects, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed we may report amounts that are too high or too low in any particular period. To date, there have been no material differences from our estimates to the amount actually incurred.

Stock-Based Compensation

We apply the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation, or ASC 718, to account for all stock-based compensation. We recognize compensation costs related to stock options and restricted stock units granted to employees based on the estimated fair value of the awards on the date of grant. Stock compensation related to non-employee awards is remeasured at each reporting period until the awards are vested.

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

We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the fair value of our common stock on the grant date for the period prior to our initial public offering, or IPO, the expected term of our stock options, the risk free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Because there had been no public market for our common stock prior to our IPO, we believe that we have insufficient data from our limited public trading history to appropriately utilize company-specific historical and implied volatility information. Accordingly, we utilize data from a representative group of publicly traded companies to estimate expected stock price volatility. We selected representative companies from the biopharmaceutical industry with similar characteristics as us, including stage of product development and therapeutic focus. We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. For non-employee grants, we use an expected term equal to the remaining contractual term of the award. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention of paying cash dividends. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of measurement for instruments with a similar expected term.

Under ASC 718, we are also required to estimate the level of forfeitures expected to occur and record compensation expense only for those awards that we ultimately expect will vest. We have performed an historical analysis of option awards that were forfeited prior to vesting and recorded total stock option expense that reflected this estimated forfeiture rate. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the years ended December 31, 2015, 2014 and 2013 our estimated annual forfeiture rate was 18.2%, 5.9% and 3%, respectively.

Stock-based compensation expense includes options and restricted stock units granted to employees and non-employees and has been reported in our statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Research and development	$5,906	$1,845	$690
General and administrative	5,710	3,385	611
Total	$11,616	$5,230	$1,301

We estimated the fair value of each employee and director stock option award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	Year Ended December 31,
	2015	2014	2013
Volatility factor	56.49-85.34%	53.41-58.13%	54.50-60.54%
Expected life (in years)	5.31-6.11	5.31-6.11	5.8-7.1
Risk-free interest rate	1.35%-1.94%	1.71%-2.13%	0.91%-2.01%
Dividend yield	0%	0%	0%

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

Stock-based compensation expense related to awards granted to employees was $12.6 million, $4.0 million and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had approximately $24.8 million of total unrecognized stock-based compensation expense related to unvested stock options, expected to be recognized over a weighted-average period of 2.5 years. As of December 31, 2015, we had approximately $1.8 million of total unrecognized stock-based compensation expense related to unvested restricted stock units, expected to be recognized over a weighted-average period of 0.8 years. We expect that our stock-based compensation expense related to stock options granted will grow in future periods due to the potential increases in the value of our common stock and headcount.

During April 2014, we granted an option to a non-employee to purchase 100,000 shares of common stock. This option vests with respect to 25% of the underlying shares eighteen months after the date of grant, an additional 25% of the underlying shares two years after the date of grant, and the remaining 50% of the underlying shares in eight equal quarterly installments starting on the date three months after the two year anniversary of the original date of grant. This option has a contractual term of ten years. During October 2014, we granted an option to a non-employee to purchase 10,000 shares of common stock. This option vests with respect to 50% of the underlying shares one year after the date of grant, with the remaining 50% of the underlying shares vesting two years after the date of grant. This option has a contractual term of ten years. We did not grant stock options to non-employees during 2015 or 2013.

We initially valued these options using the Black-Scholes option-pricing model and revalued the options at each reporting period and as the equity instruments vested and were recognized as expense using the accelerated attribution method over the related service period. The re-measurement of these non-employee options resulted in a reversal of expense of $1.0 million for the year ended December 31, 2015. The total expense related to non-employee stock options was $1.2 million, and $39,000 for the years ended December 31, 2014, and 2013, respectively.

Results of Operations

Comparison of Years Ended December 31, 2015 and 2014

The following tables summarize the results of our operations for each of the years ended December 31, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Years Ended December 31,		Increase/
	2015	2014	(decrease)%
	(in thousands)
Revenues	$11,686	$9,098	$2,588	28%
Operating expenses:
Research and development	73,768	61,932	11,836	19%
General and administrative	20,916	12,932	7,984	62%
Total operating expenses	94,684	74,864	19,820	26%
Loss from operations	(82,998)	(65,766)	(17,232)	26%
Interest income	42	17	25	147%
Interest expense	(231)	(1,017)	786	(77)%
Other income	(2)	24	(26)	(108)%
Net loss	$(83,189)	$(66,742)	$(16,447)	25%

Revenue from U.S. Government Contracts and Grants

The following table sets forth our contract and grant revenue for the years ended December 31, 2015 and 2014:

	Years Ended December 31,		Increase/
Revenue	2015	2014	(decrease)%
	(in thousands)
BARDA Contract	$10,773	$6,886	$3,887	56%
NIAID Contract	756	2,077	(1,321)	(64)%
NIAID Grant	157	135	22	16%
	$11,686	$9,098	$2,588	28%

Contract and grant revenue was $11.7 million for the year ended December 31, 2015 compared to $9.1 million for the year ended December 31, 2014, an increase of $2.6 million, or 28%. This increase was primarily due to the scope and timing of activities under our subcontracts with respect to the BARDA Contract conducted during the year ended December 31, 2015 as compared to the year ended December 31, 2014, offset in part by a decrease of activities under our subcontract with respect to the NIAID Contract.

Research and Development Expenses

Research and development expenses were $73.8 million for the year ended December 31, 2015 compared to $61.9 million for the year ended December 31, 2014, an increase of approximately $11.8 million, or 19%. This increase was primarily due to higher drug manufacturing and nonclinical costs of $7.4 million in support of our NDA-related and pre-commercialization activities for eravacycline; an increase of $4.9 million primarily related to our eravacycline program, consisting of an increase in costs associated with additional personnel of $1.9 million, medical affairs of $1.9 million, regulatory activities of $0.9 million, and consulting of $0.3 million; an increase in stock-based compensation expense of $4.1 million resulting from additional headcount and our annual stock option awards granted to employees during the quarter ended March 31, 2015; an increase of $2.8 million in drug manufacturing and clinical costs under our government programs; an increase of $2.4 million related to certain preclinical activities for pipeline programs; and an increase in rent and utilities of $0.7 million related to our additional facilities occupied during 2015. These increases were offset in part by a decrease of $11.7 million of clinical trial costs related to our phase 3 clinical program of eravacycline.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2015 were $20.9 million compared to $12.9 million for the year ended December 31, 2014, an increase of $8.0 million, or 62%. This increase was primarily due to an increase of $3.4 million in consulting costs related to pre-commercialization activities for eravacycline; an increase in stock-based compensation expense of $2.3 million resulting from additional headcount to support pre-commercialization activities for eravacycline and general corporate activities and our annual stock option awards granted to employees during the quarter ended March 31, 2015; and increased personnel-related costs of $1.7 million in connection with additional headcount.

Interest Income

Interest income for the years ended December 31, 2015 and 2014 was de minimis.

Interest Expense

Interest expense for the year ended December 31, 2015 was $0.2 million compared to $1.0 million for the year ended December 31, 2014, a decrease of $0.8 million or 77%. The decrease in interest expense resulted from the payoff of indebtedness under our term loan facility with Silicon Valley Bank and Oxford Finance on March 31, 2015.

Other Income

Other income for the years ended December 31, 2015 and 2014 was de minimis.

Comparison of Years Ended December 31, 2014 and 2013

The following tables summarize the results of our operations for each of the years ended December 31, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Years Ended December 31,		Increase/
	2014	2013	(decrease)%
	(in thousands)
Revenues	$9,098	$10,486	$(1,388)	(13)%
Operating expenses:
Research and development	61,932	31,508	30,424	97%
General and administrative	12,932	7,168	5,764	80%
Total operating expenses	74,864	38,676	36,188	94%
Loss from operations	(65,766)	(28,190)	(37,576)	133%
Interest income	17	10	7	70%
Interest expense	(1,017)	(1,719)	702	(41)%
Other income	24	263	(239)	(91)%
Net loss	$(66,742)	$(29,636)	$(37,106)	125%

Revenue from U.S. Government Contracts and Grants

The following table sets forth our contract and grant revenue for the years ended December 31, 2014 and 2013:

	Years Ended December 31,		Increase/
Revenue	2014	2013	(decrease)%
	(in thousands)
BARDA Contract	$6,886	$7,707	$(821)	(11)%
NIAID Contract	2,077	2,512	(435)	(17)%
NIAID Grant	135	267	(132)	(49)%
	$9,098	$10,486	$(1,388)	(13)%

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

Research and Development Expenses

Research and development expenses were $61.9 million for the year ended December 31, 2014 compared to $31.5 million for the year ended December 31, 2013, an increase of $30.4 million, or 97%. This increase was due to higher clinical costs of $18.4 million primarily associated with our two phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI; an increase of $8.5 million in non-clinical and drug manufacturing costs principally in support of NDA-related activities; an increase in personnel-related costs of $1.9 million in connection with additional headcount to support our eravacycline phase 3 clinical trials; an increase of $1.8 million in drug manufacturing costs related to our activities under our subcontract with respect to the BARDA Contract; and an increase in stock-based compensation expense of $1.2 million resulting from additional headcount and our annual stock option awards to employees granted during the quarter ended March 31, 2014. These increases were offset in part by a $2.0 million milestone fee under our license agreement with Harvard University that we incurred during the year ended December 31, 2013 in connection with the dosing of the first patient in our phase 3 cIAI clinical trial. No milestone fees were incurred during the year ended December 31, 2014.

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

Since our inception, we have funded our operations principally through the receipt of funds from public offerings and private placements of equity securities, debt financings and contract research funding and research grants from the United States government. As of December 31, 2015, we had cash and cash equivalents of approximately $205.9 million. We invest cash in excess of immediate requirements in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of December 31, 2015, our funds were held in cash and money market funds.

On March 25, 2013, we completed the sale of 10,714,286 shares of common stock in our IPO at a price to the public of $7.00 per share, resulting in net proceeds to us of $68.0 million after deducting underwriting discounts and commissions of $4.4 million and offering costs of $2.5 million. On April 12, 2013, we completed the sale of an additional 797,792 shares of common stock to the underwriters under the underwriters’ option in the IPO to purchase additional shares of common stock at a price to the public of $7.00 per share, resulting in additional net proceeds to us of $5.2 million after deducting underwriting discounts and commissions.

On November 13, 2013, we completed the sale of 4,500,000 shares of common stock in a follow-on public offering at a price to the public of $10.00 per share, resulting in net proceeds to us of $41.8 million after deducting underwriting discounts and commissions of $2.7 million and offering costs of $0.5 million. On November 19, 2013, we completed the sale of an additional 407,403 shares of common stock to the underwriters under the underwriters’ option in the follow-on public offering to purchase additional shares of common stock at a price to the public of $10.00 per share, resulting in additional net proceeds to us of $3.8 million after deducting underwriting discounts and commissions.

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

The following table summarizes our sources and uses of cash for each of the periods set forth below:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash used in operating activities	$(76,707)	$(57,623)	$(24,506)
Net cash used in investing activities	(838)	(191)	(129)
Net cash provided by financing activities	162,415	76,144	118,268
Net increase (decrease) in cash and cash equivalents	$84,870	$18,330	$93,633

During the years ended December 31, 2015, 2014 and 2013, our operating activities used net cash of $76.7 million, $57.6 million and $24.5 million, respectively. The net cash used in operating activities in these periods primarily resulted from our net losses and changes in our working capital accounts. The increase in net cash used in operating activities for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was due primarily to higher operating expenses during the year ended December 31, 2015 of $94.7 million as compared to $74.9 million for the year ended December 31, 2014. The increase in net cash used in operating activities for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was due primarily to higher operating expenses of $74.9 million during the year ended December 31, 2014 as compared to $38.7 million during the year ended December 31, 2013.

During the years ended December 31, 2015, 2014 and 2013, our investing activities used net cash of $0.8 million, $0.2 million and $0.1 million, respectively. The net cash used by investing activities during these periods resulted from purchases of property, plant and equipment to facilitate our increased research and development activities and increased headcount.

During the years ended December 31, 2015, 2014 and 2013 our net cash provided by financing activities was $162.4 million, $76.1 million and $118.3 million, respectively. The net cash provided by financing activities during the year ended December 31, 2015 was primarily related to proceeds from our March 2015 follow-on public offering of $162.2 million, as well as proceeds from the exercise of stock options of $4.9 million, offset in part by repayment of the remaining indebtedness under our term loan facility with Silicon Valley Bank and Oxford Finance of $4.6 million. The net cash provided by financing activities during the year ended December 31, 2014 was primarily related to proceeds from our follow-on public offering of $80.8 million, as well as proceeds from the exercise of stock options of $1.5 million, offset in part by principal payments on our loans payable of $6.1 million. The net cash provided by financing activities during the year ended December 31, 2013 primarily included proceeds from our initial public offering of $73.8 million, proceeds from our follow-on public offering of $45.6 million, and $3.0 million in borrowings that we made under our term loan facility, offset in part by repayments on our term loan facility of $4.2 million.

Operating Capital Requirements

We expect to incur increasing operating losses for at least the next several years as we continue development of eravacycline, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, manufacture drug product for our clinical and pre-clinical trials, conduct pre-commercialization and launch-related activities for eravacycline, conduct our phase 1 clinical trial of TP-271in healthy volunteers, initiate our planned phase 1 clinical trial of TP-6076 in healthy volunteers and satisfy our obligations under our license agreement with Harvard University. We may not be able to complete the development and initiate commercialization of eravacycline or our other product candidates if, among other things, our preclinical research and clinical trials are not successful, our manufacturing efforts are not successful, the FDA or the EMA does not approve eravacycline or our other product candidates when we expect, or at all, or funding under the NIAID Contract, the NIAID Grant or the BARDA Contract is discontinued.

We believe that our available funds will be sufficient to support our operations into at least early 2018. We do not believe these funds will be sufficient, however, to enable us to commercially launch eravacycline or develop eravacycline for additional indications. As a result, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

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

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of payment due date by period at December 31, 2015:

	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1 -3 Years	3-5 Years	More than 5Years
	(in thousands)
Operating leases (1)	$6,748	$1,645	$3,453	$1,650	—
Harvard milestone payment (2)	3,600	500	3,100	—	—
Total contractual cash obligations	$10,348	$2,145	$6,553	$1,650	—

(1)

On June 18, 2015, we amended our existing operating lease to expand our leased premises under that lease to a total of 37,438 square feet, and we also extended our lease term through November 30, 2019.

(2)

Consists of milestone payments that would become due to Harvard of (i) an aggregate amount of $600,000 related to various development milestones for certain preclinical compounds, and (ii) $3.0 million upon acceptance from the FDA of an NDA filing for eravacycline. We cannot determine the exact timing of these milestones.

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

We are exposed to market risk related to changes in interest rates. Our cash equivalents are classified as available-for-sale and consisted of money market funds at December 31, 2015 and 2014. The investments in these financial instruments are made in accordance with an investment policy approved by our board of directors which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial condition would be materially impacted by an immediate change of 10% in interest rates.

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

TETRAPHASE PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Tetraphase Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Tetraphase Pharmaceuticals, Inc.  (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tetraphase Pharmaceuticals, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board, Tetraphase Pharmaceutical's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework, and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 25, 2016

Tetraphase Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$205,912	$121,042
Accounts receivable	4,151	3,458
Prepaid expenses and other current assets	3,705	2,097
Total current assets	213,768	126,597
Property and equipment, net	943	300
Restricted cash	199	199
Other assets	7	108
Total assets	$214,917	$127,204
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,857	$4,105
Accrued expenses	6,931	9,477
Deferred revenue	909	258
Current portion of term loan payable	-	3,436
Total current liabilities	10,697	17,276
Accrued final interest payment on term loan	-	222
Deferred rent, net of current portion	165	16
Term loan payable	-	1,124
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 125,000 shares authorized; 36,585 and 30,806 shares issued and outstanding at December 31, 2015 and 2014, respectively	37	31
Additional paid-in capital	473,670	294,998
Accumulated deficit	(269,652)	(186,463)
Total stockholders’ equity	204,055	108,566
Total liabilities and stockholders’ equity	$214,917	$127,204

See accompanying notes to consolidated financial statements.

Tetraphase Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues	$11,686	$9,098	$10,486
Operating expenses:
Research and development	73,768	61,932	31,508
General and administrative	20,916	12,932	7,168
Total operating expenses	94,684	74,864	38,676
Loss from operations	(82,998)	(65,766)	(28,190)
Other income (expense):
Interest income	42	17	10
Interest expense	(231)	(1,017)	(1,719)
Other income (expense)	(2)	24	263
Other expense, net	(191)	(976)	(1,446)
Net loss	$(83,189)	$(66,742)	$(29,636)
Net loss per share-basic and diluted	$(2.36)	$(2.49)	$(1.78)
Weighted-average number of common shares used in net loss per share-basic and diluted	35,261	26,807	16,665
Comprehensive loss	$(83,189)	$(66,742)	$(29,636)

See accompanying notes to consolidated financial statements.

Tetraphase Pharmaceuticals, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands)

	Series A-1 Convertible Preferred Shares		Series A-2 Convertible Preferred Shares		Series B Convertible Preferred Shares		Series C Convertible Preferred Shares		Common Shares		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2012	10,040	$9,925	13,096	$15,055	57,471	$9,946	175,418	$44,915	325	$—	$7,036	$(90,085)	$(83,049)
Exercise of stock options	—	—	—	—	—	—	—	—	56	—	96	—	96
Issuance of common stock from initial public offering (net of underwriters discounts and issuance costs of $7,391)	—	—	—	—	—	—	—	—	11,512	12	73,182	—	73,194
Conversion of convertible preferred stock into common stock	(10,040)	(9,925)	(13,096)	(15,055)	(57,471)	(9,946)	(175,418)	(44,915)	8,829	9	79,832	—	79,841
Reclassification of warrants for common stock	—	—	—	—	—	—	—	—	—	—	462	—	462
Issuance of common stock from follow-on public offering (net of underwriters discounts and issuance costs of $3,475)	—	—	—	—	—	—	—	—	4,907	5	45,594	—	45,599
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,301	—	1,301
Net loss	—	—	—	—	—	—	—	—	—	—	—	(29,636)	(29,636)
Balance at December 31, 2013	—	$—	—	$—	—	$—	—	$—	25,629	$26	$207,503	$(119,721)	$87,808
Exercise of stock options	—	—	—	—	—	—	—	—	563	—	1,421	—	1,421
Issuance of common stock from initial public offering (net of underwriters discounts and issuance costs of $7,391)	—	—	—	—	—	—	—	—	4,543	5	80,761	—	80,766
Reclassification of warrants for common stock	—	—	—	—	—	—	—	—	8	—	83	—	83
Issuance of common stock from warrant exercise	—	—	—	—	—	—	—	—	63	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	5,230	—	5,230
Net loss	—	—	—	—	—	—	—	—	—	—	—	(66,742)	(66,742)
Balance at December 31, 2014	—	$—	—	$—	—	$—	—	$—	30,806	$31	$294,998	$(186,463)	$108,566

Exercise of stock options	—	—	—	—	—	—	—	—	818	1	4,671	—	4,672
Issuance of common stock from follow-on public offering (net of underwriters discounts and issuance costs of $10,924)	—	—	—	—	—	—	—	—	4,945	5	162,146	—	162,151
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—	16	—	239	—	239
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	11,616	—	11,616
Net loss	—	—	—	—	—	—	—	—	—	—	—	(83,189)	(83,189)
Balance at December 31, 2015	—	$—	—	$—	—	$—	—	$—	36,585	$37	$473,670	$(269,652)	$204,055

See accompanying notes to consolidated financial statements.

Tetraphase Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(83,189)	$(66,742)	$(29,636)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	193	124	129
Amortization of deferred financing costs and debt discount	94	226	342
Accretion of final interest payment on term loans	45	115	199
Fair value adjustment of warrants and investor right obligation	—	—	(263)
Stock-based compensation expense	11,616	5,230	1,301
Loss from disposal of property and equipment	2	2	—
Changes in operating assets and liabilities:
Restricted cash	—	—	(63)
Accounts receivable	(693)	(1,752)	746
Prepaid expenses and other current assets	(1,514)	(1,199)	(154)
Accounts payable	(1,249)	2,224	310
Accrued expenses and accrued final interest payment on term loan	(2,663)	3,983	3,190
Deferred revenue	651	166	(607)
Net cash used in operating activities	(76,707)	(57,623)	(24,506)
Investing activities
Purchases of property and equipment	(838)	(191)	(129)
Net cash used in investing activities	(838)	(191)	(129)
Financing activities
Proceeds from sale of common stock, net of underwriter discounts and issuance costs	162,151	80,766	119,404
Proceeds from issuance of term loan payable	—	—	3,000
Repayment of term loan payable	(4,646)	(6,126)	(4,232)
Proceeds from issuance of stock under stock plans	4,910	1,504	96
Net cash provided by financing activities	162,415	76,144	118,268
Net increase in cash and cash equivalents	$84,870	$18,330	$93,633
Cash and cash equivalents at beginning of period	121,042	102,712	9,079
Cash and cash equivalents at end of period	$205,912	$121,042	$102,712
Supplemental cash flow information
Cash paid for interest	$363	$945	$1,142
Fair value of warrants issued in connection with issuance of term loan	—	—	$115
Conversion of convertible preferred stock into common stock	—	—	$79,841
Reclassification of warrant liability to additional paid-in-capital	—	—	$462
Reclassification of deferred financing costs to additional paid-in-capital	—	—	$1,261

See accompanying notes to consolidated financial statements.

Tetraphase Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(1) Organization and Operations

The Company

Tetraphase Pharmaceuticals, Inc. (the “Company”) is a clinical-stage biopharmaceutical company that was incorporated in Delaware on July 7, 2006 and has a principal place of business in Watertown, Massachusetts. The Company is using its proprietary chemistry technology to create novel antibiotics for serious and life-threatening multidrug-resistant infections. The Company is developing its lead product candidate eravacycline, a fully synthetic tetracycline derivative, as a broad-spectrum intravenous (“IV”) and oral antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including multidrug-resistant Gram-negative infections. The Company conducted a global phase 3 clinical program for eravacycline called IGNITE (Investigating Gram-Negative Infections Treated with Eravacycline) consisting of two phase 3 clinical trials: IGNITE1, its phase 3 clinical trial evaluating the safety and efficacy of eravacycline with IV administration for the treatment of complicated intra-abdominal infections (“cIAI”), and IGNITE2, the Company’s second phase 3 clinical trial evaluating the safety and efficacy of eravacycline for the treatment of complicated urinary tract infections (“cUTI”), with IV-to-oral transition therapy. The Company is also pursuing the discovery and development of additional antibiotics that target unmet medical needs, including multidrug-resistant Gram-negative bacteria.

In December 2014, the Company announced that in IGNITE 1eravacycline met the primary endpoint of statistical non-inferiority compared to ertapenem, the control therapy for the trial, for the treatment of cIAI. In September 2015, the Company announced that eravacycline did not meet the primary endpoint of statistical non-inferiority in IGNITE 2 compared to levofloxacin, the control therapy for this trial. Consistent with guidance issued by the United States Food and Drug Administration (“FDA”) with respect to the development of antibiotics for cIAI and its previous discussions with the FDA, the Company had planned to utilize results from these two phase 3 clinical trials to support submission of a new drug application (“NDA”) for eravacycline in the treatment of cIAI and cUTI. Since the announcement of the IGNITE2 data, the Company has had and continues to have discussions with the FDA regarding the results of these phase 3 clinical trials and the impact on its ability to file an NDA for eravacycline for the treatment of cIAI and cUTI. The Company is also evaluating the timing of a regulatory submission for eravacycline with the European Medicines Agency (“EMA”). Notwithstanding the outcome of these ongoing discussions with the FDA, the Company intends to initiate an additional phase 3 clinical trial of the IV formulation of eravacycline for the treatment of cUTI in the third quarter of 2016. The Company is currently finalizing the design of this trial.

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

The Company has incurred annual net operating losses in every year since its inception. As of December 31, 2015, the Company had incurred losses since inception of $269.7 million. The Company has not generated any product revenues and has financed its operations primarily through public offerings and private placements of its equity securities, debt financings and funding from the United States government.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents at December 31, 2015 and 2014 consisted of cash and money market funds.

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

Financial instruments measured at fair value as of December 31, 2015 and 2014 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance	Level 1	Level 2	Level 3
December 31, 2015
Cash	$2,065	$2,065	$—	$—
Money market funds, included in cash equivalents	$203,847	$203,847	$—	$—
December 31, 2014
Cash	$2,919	$2,919	$—	$—
Money market funds, included in cash equivalents	$118,123	$118,123	$—	$—

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

Accounts Receivable

In September 2011, the National Institutes of Health’s (“NIH”) National Institute of Allergy and Infectious Diseases (“NIAID”) division awarded a contract of up to $35.8 million over a five-year term for the development of TP-271, a preclinical compound, for respiratory disease caused by bacterial biothreat pathogens (“NIAID Contract”) (Note 3). The Company is collaborating with CUBRC Inc. (“CUBRC”), an independent, not for profit, research corporation that specializes in U.S. government-based contracts, on this NIAID Contract and has entered into a subcontract with CUBRC that could potentially provide funding to the Company of up to approximately $13.3 million over the five-year term, including committed funding of $10.8 million from the initial contract date through November 30, 2016, of which $7.7 million had been received by the Company through December 31, 2015. In addition during 2011, the Company was a subawardee under a separate grant from the NIAID (“NIAID Grant”) (Note 3).

In January 2012, the Biomedical Advanced Research and Development Authority (“BARDA”), an agency of the U.S. Department of Health and Human Services, awarded a contract of up to $67.0 million for the development of eravacycline as a potential countermeasure for the treatment of disease caused by bacterial biothreat pathogens (“BARDA Contract”). The funding under the BARDA Contract is also being used for certain activities in the development of eravacycline to treat certain infections caused by life-threatening multidrug-resistant bacteria. The Company is also collaborating with CUBRC on the BARDA Contract and has entered into a subcontract with CUBRC that could potentially provide funding to the Company of up to approximately $39.8 million, including committed funding of $38.4 million from the initial contract date through February 17, 2017, of which $27.4 million had been received by the Company through December 31, 2015 (Note 3).

Accounts receivable at December 31, 2015 and 2014 represent amounts due from CUBRC under the Company’s subcontracts under the NIAID Contract and the BARDA Contract and under the Company’s subaward under the NIAID Grant. The Company’s practice is to bill the prime contractor, CUBRC, amounts for which the Company has been invoiced by third parties in the case of contract research or subcontractor costs or for internal costs incurred. Expenses directly associated with the Company’s NIAID and BARDA Contracts and NIAID Grant that have been accrued at the end of the reporting period are not billed to the prime contractor until third-party invoices have been received or until internal costs have been paid. Unbilled accounts receivable, included in accounts receivable in the accompanying balance sheets, were $2.2 million and $2.9 million at December 31, 2015 and 2014, respectively.

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

Restricted Cash

At December 31, 2015 and 2014 the Company had $199,000 in restricted cash deposits with a bank, of which $159,000 is collateral for a letter of credit issued to the landlord of the Company’s leased facility. If the Company defaults on its rental obligations, $159,000 will be payable to the landlord. In addition, the Company has $40,000 in restricted cash to secure the Company’s corporate credit card issued through the same bank.

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

Research and Development Expenses

Research and development costs are charged to expense as incurred and include, but are not limited to:

•	personnel-related expenses, including salaries, benefits, and stock-based compensation expense;
•	expenses incurred under agreements with contract research organizations, contract manufacturing organizations and consultants that provide preclinical, clinical, regulatory and manufacturing services;
•	payments made under the Company’s license agreement with Harvard University;
•	the cost of acquiring, developing and manufacturing clinical trial materials and lab supplies;
•	facility, depreciation and other expenses, which include direct and allocated expenses for rent, maintenance of the Company’s facilities, insurance and other supplies; and
•	costs associated with preclinical, regulatory and medical affair activities.

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

Recent Accounting Pronouncements Issued

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company is currently evaluating the potential impact that this update may have on the Company’s financial position and results of operations.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This new standard gives a company’s management the final responsibilities to decide whether there is substantial doubt about the company’s ability to continue as a going concern and to provide related footnote disclosures. The standard provides guidance to management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that companies commonly provide in their footnotes. Under the new standard, management must decide whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued, or within one year after the date that the financial statements are available to be issued when applicable. This guidance is effective for annual reporting beginning after December 15, 2016, including interim periods within the year of adoption, with early application permitted. The Company does not expect that the adoption of ASU 2014-15 will have a material impact on its financial position, results of operations or cash flows.

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

The amounts in the table below were excluded from the calculation of diluted weighted-average shares outstanding, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	Year Ended December 31,
	2015	2014	2013
Warrants	1,103	1,103	104,107
Outstanding stock options	3,833,806	3,409,497	2,844,343

(3) Significant Agreements and Contracts

License Agreement

In August 2006, the Company entered into a license agreement for certain intellectual property with Harvard University (the “University”). Under the license agreement, as of December 31, 2015, the Company has paid the University an aggregate of $3.9 million in upfront license fees and development milestone payments, and has issued 31,379 shares of common stock to the University.

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

Although the BARDA Contract and the Company’s subcontract with CUBRC under the BARDA Contract have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to the Company. Committed funding from CUBRC under the Company’s BARDA subcontract is $38.4 million through February 17, 2017, the current contract end date, as a result of the exercise of several options by BARDA under the BARDA Contract. Total funds of $27.4 million had been received by the Company through December 31, 2015 under this contract. During the years ended December 31, 2015, 2014 and 2013, the Company recognized revenue of $10.8 million, $6.9 million and $7.7 million, respectively, from the Company’s subcontract under the BARDA Contract.

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

Although the NIAID Contract, the NIAID Grant and the Company’s subcontract with CUBRC under the NIAID Contract have terms of five years, and the Company’s subaward under the NIAID Grant has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond November 30, 2016. To the extent that NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to the Company. As of December 31, 2015, committed funding from CUBRC under the Company’s subcontract with respect to the NIAID Contract is $10.8 million through the current contract end date which has been extended to November 30, 2016, of which $7.7 million had been received through December 31, 2015. Committed funding from CUBRC under the Company’s subaward with respect to the NIAID Grant is $0.9 million through the current contract end date which has been extended to May 30, 2016, of which $0.7 million had been received through December 31, 2015.

During the years ended December 31, 2015, 2014 and 2013, the Company recognized revenue of $0.8 million, $2.1 million, and $2.5 million, respectively, from the Company’s subcontract under the NIAID Contract. During the years ended December 31, 2015, 2014 and 2013, the Company recognized revenue of $157,000, $135,000 and $267,000, respectively, from the Company’s subaward under the NIAID Grant.

(4) Property and Equipment

Property and equipment at December 31, 2015 and 2014 consisted of the following (in thousands):

	Estimated	December 31,
	Useful Life In Years	2015	2014
Laboratory equipment	5	$2,087	$1,932
Furniture and fixtures	5	484	178
Office and computer equipment	3	159	163
Leasehold improvements		891	527
		3,621	2,800
Less accumulated depreciation and amortization		(2,678)	(2,500)
Property and equipment, net		$943	$300

Depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 was $193,000, $124,000 and $129,000, respectively.

(5) Accrued Expenses

Accrued expenses at December 31, 2015 and 2014 consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Drug supply and development	$2,971	$5,440
Salaries and benefits	1,856	2,358
Clinical trial related	677	724
Preclinical	303	328
Professional fees	684	346
Other	440	281
Total	$6,931	$9,477

(6) Long-Term Debt

In May 2011, the Company executed a Loan and Security Agreement with Silicon Valley Bank and Oxford Finance (the “Term Loan”), which originally provided for up to $8.0 million of funding, to be made available in two tranches. The Term Loan was paid in full on March 31, 2015.

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

2015 Follow-on Public Offering

In March 2015, the Company sold 4,945,000 shares of common stock in a follow-on public offering at a price to the public of $35.00 per share, resulting in net proceeds to the Company of $162.2 million after deducting underwriting discounts and commissions of $10.4 million and offering costs of $0.5 million.

(9) Stock-based Compensation

In August 2006, the Company adopted the Tetraphase Pharmaceuticals, Inc. Stock Incentive Plan (the “2006 Plan”) under which it was able to grant incentive stock options, nonqualified stock options, restricted stock, and stock grants to purchase up to 1,128,183 shares of Common Stock. In May 2010, the Company amended the plan to increase the number of shares of Common Stock issuable under the 2006 Plan to 1,853,288. The options expire ten years after the grant date. As of December 31, 2015, no shares were available for future issuance under the 2006 Plan.

In February 2013, the Company’s board of directors and stockholders approved, effective upon the closing of the IPO, the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards for the purchase of that number of shares of Common Stock equal to the sum of (i) 1,688,777 shares of Common Stock, (ii) 258,265 shares of Common Stock that were reserved for issuance under the 2006 Plan that remained available for issuance under the 2006 Plan upon the closing of the IPO, (iii) any shares of Common Stock subject to awards under the 2006 Plan which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company without having been fully exercised or resulting in any Common Stock being issued. In addition, the number of shares of Common Stock that may be issued under the 2013 Plan is subject to automatic annual increases, to be added on January 1 of each year from January 1, 2014 through and including January 1, 2023, equal to the number of shares that is the lesser of (a) 3,000,000, (b) 4% of the then outstanding shares of Common Stock or (c) an amount determined by the Company’s board of directors. In January 2014, the number of shares authorized for issuance under the 2013 Plan increased by 1,025,171 shares. In January 2015, the number of shares authorized for issuance under the 2013 Plan increased by 1,232,232 shares. As of December 31, 2015, 337,628 shares were available for future issuance under the 2013 Plan. In January 2016, the number of shares authorized for issuance under the 2013 Plan increased by 1,463,391 shares.

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

Stock option activity at December 31, 2015 and changes during the year then ended are presented in the table and narrative below (in thousands, except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	3,409,497	$5.10	7.97	$23,960
Granted	1,834,500	40.90
Exercised	(817,567)	5.71
Canceled	(592,624)	22.08
Options outstanding at December 31, 2015	3,833,806	$22.72	7.80	$5,439
Options vested or expected to vest at December 31, 2015 (1)	3,367,031	$21.37	6.94	$5,309
Options exercisable at December 31, 2015	1,527,086	$12.35	6.54	$4,427

(1)

This represents the number of vested options as of December 31, 2015, plus the number of unvested options that the Company estimated as of December 31, 2015 would vest, based on the unvested options at December 31, 2015, as adjusted for the estimated forfeiture rate of 18.2%.

The aggregate intrinsic value in the table above represents the difference between the Company’s closing common stock price on the last trading day during the year ended December 31, 2015 and the exercise price of the options, multiplied by the number of in-the-money options. The total intrinsic value of options exercised in the years ended December 31, 2015, 2014, and 2013 was $27.0 million, $8.1 million and $0.5 million, respectively. As of December 31, 2015, there was $24.8 million of total unrecognized stock-based compensation cost related to employee and non-employee unvested stock options granted under the 2006 Plan and the 2013 Plan. Total unrecognized compensation cost will be adjusted for future forfeitures. The Company expects to recognize that cost over a remaining weighted-average period of 2.5 years.

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

The Company estimates the fair value of each employee and director stock option award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	Year Ended December 31,
	2015	2014	2013
Volatility factor	56.49-85.34%	53.41-58.13%	54.50-60.54%
Expected life (in years)	5.31-6.11	5.31-6.11	5.8-7.1
Risk-free interest rate	1.35%-1.94%	1.71%-2.13%	0.91%-2.01%
Dividend yield	0%	0%	0%

Compensation cost for stock options and restricted stock units granted to employees is based on the estimated grant-date fair value and is recognized over the vesting period of the applicable option on a straight-line basis. Stock-based compensation expense related to stock options and restricted stock units granted to employees was $12.6 million, $4.0 million, and $1.3 million during the years ended December 31, 2015, 2014, and 2013, respectively. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that the Company determines are expected to vest. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” and represents only the unvested portion of the surrendered option. The Company re-evaluates this analysis quarterly, and adjusts the forfeiture rate as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.

Using the Black-Scholes option-pricing model, the weighted-average grant date fair values of options granted to employees for the years ended December 31, 2015, 2014 and 2013 was $22.78, $7.54 and $4.52, respectively.

Stock-based compensation expense recognized in the Company’s consolidated statements of operations during the periods presented was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Research and development	$5,906	$1,845	$690
General and administrative	5,710	3,385	611
Total	$11,616	$5,230	$1,301

Stock Option Grants to Non-employees

During the year ended December 31, 2014, the Company granted nonqualified options to purchase 110,000 shares of common stock to non-employee consultants, with an average exercise price of $12.56 per share. There were no stock options granted to non-employee consultants during the years ended December 31, 2015 or 2013. The Company initially valued these options using the Black-Scholes option-pricing model and revalues the options at each reporting period and as the equity instruments vest and are recognized as expense using the accelerated attribution method over the related service period. The re-measurement of these non-employee options resulted in a reversal of expense of $1.0 million for the year ended December 31, 2015. Stock-based compensation expense related to stock options granted to non-employees was $1.2 million, and $39,000 for the years ended December 31, 2014, and 2013, respectively. Stock-based compensation expense for the year ended December 31, 2015 was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.17%; dividend rate of 0%; expected volatility of 86.02%; and an expected term of 8.6 years. Stock-based compensation expense for the year ended December 31, 2014 was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.11%; dividend rate of 0%; expected volatility of 56.69%; and an expected term of 9.3 years.

Restricted Stock Units

In October 2015, the Company granted restricted stock units to employees. These restricted stock units vest in full after one year subject to continued employment with the company and had a grant price of $7.81 per share, which was the closing price of the Company’s common stock on the date of grant. The Company recorded stock based compensation expense of $0.6 million related to these restricted stock units for the year ended December 31, 2015. The restricted stock activity for the year ended December 31, 2015 is as follows:

	Number of Shares	Weighted- Average Exercise Price
Unvested at December 31, 2014	—	—
Granted	309,750	$7.81
Cancelled	(875)	7.81
Expired	—	—
Vested/Released	—	—

Unvested at December 31, 2015	308,875	$7.81

As of December 31, 2015, there was $1.8 million of total unrecognized stock-based compensation expense related to restricted stock units granted under the Plan. The expense is expected to be recognized over a weighted-average period of 0.8 years.

(10) Employee Stock Purchase Plan

On February 27, 2014, upon the recommendation of the Company’s compensation committee, the Company’s board of directors adopted, subject to stockholder approval, the 2014 Employee Stock Purchase Plan (the “ESPP”) pursuant to which the Company may sell up to an aggregate of 300,000 shares of Common Stock. The ESPP was approved by the Company’s stockholders on June 12, 2014. The ESPP allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each period during the term of the ESPP. The first offering period began on August 15, 2014, and concluded on November 14, 2014. The next offering period began on November 15, 2014, and concluded on May 14, 2015. The next offering period began on May 15, 2015, and concluded on November 14, 2015. The next offering period began on November 15, 2015, and will conclude on May 14, 2016. Pursuant to the ESPP, the Company sold a total of 16,422 shares of common stock during the year ended December 31, 2015 under the ESPP at purchase prices of $19.29, and $9.30, respectively, which represented 85% of the closing price of the Company’s common stock on November 17, 2014, and November 13, 2015. Pursuant to the ESPP, the Company sold a total of 8,394 shares of common stock during the year ended December 31, 2014 at a purchase price of $9.88, which represented 85% of the closing price of the Company’s common stock on August 15, 2014. The Company records stock-based compensation expense under the ESPP based on the fair value of the purchase rights using the Black-Scholes option pricing model. The total stock-based compensation expense recorded as a result of the ESPP was $156,000, and $46,000 during the years ended December 31, 2015, and 2014, respectively.

(11) Income Taxes

The Company accounts for income taxes under ASC 740. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Loss before income tax (benefit) provision consists of the following:

	Year ended December 31,
	2015	2014	2013
United States	$(64,037)	$(66,742)	$(29,636)
Foreign	(19,152)	—	—
Total loss before income taxes	$(83,189)	$(66,742)	$(29,636)

For the years ended December 31, 2015, 2014 and 2013, the Company did not have a current or deferred income tax expense or benefit.

A reconciliation of the Federal statutory tax rate of 34% to the Company’s effective income tax rate follows:

	Year ended December 31,
	2015	2014	2013
Statutory tax rate	(34.00)%	(34.00)%	(34.00)%
State taxes, net of Federal benefits	(4.02)%	(5.28)%	(5.28)%
Permanent differences	0.71%	0.61%	0.93%
Credits	(1.65)%	(2.34)%	(4.33)%
Change in valuation allowance	30.74%	39.87%	39.92%
Foreign rate differential	7.03%	—	—
Other	1.19%	1.14%	2.76%
Effective tax rate	—%	—%	—%

As of December 31, 2015 the Company had federal net operating loss carryforwards of approximately $225.6 million and state net operating loss carryforwards of $192.5 million, which are available to reduce future taxable income. The federal net operating loss carryforwards exclude approximately $26.9 million of deductions related to the exercise of stock options. This amount represents an excess tax benefit and has not been included in the gross deferred tax asset reflected for net operating losses. The Company also had federal tax credits of $5.3 million and state tax credits of $1.9 million, which may be used to offset future tax liabilities. The net operating loss (NOL) and tax credit carryforwards will expire at various dates through 2035. The NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not, as yet, conducted a study of research and development (“R&D”) credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards.

The principal components of the Company’s deferred tax assets are as follows (in thousands):

	Year ended December 31,
	2015	2014
Deferred tax assets:
Net operating loss carry forwards	$86,880	$65,370
Temporary differences	5,916	3,224
Research and development credit and carry forwards	6,543	5,170
Deferred tax assets	99,339	73,764
Less valuation allowance	(99,339)	(73,764)
Net deferred tax assets	$—	$—

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 2015 and 2014, respectively, because the Company’s management has determined that is it more likely than not that these assets will not be realized. The $25.6 million increase in the valuation allowance in 2015 primarily relates to the net loss incurred by the Company.

ASC 740, Accounting for Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement by prescribing the minimum recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. At December 31, 2015, the Company had gross tax-effected unrecognized tax benefits of $0.8 million. At December 31, 2014, the Company had recorded no unrecognized tax benefits for tax positions taken. Unrecognized tax benefits represent tax positions for which reserves have been established. A full valuation allowance has been provided against the Company’s deferred tax assets, so that the effect of any unrecognized tax benefits would simply be to reduce the gross amount of the deferred tax asset and the corresponding valuation allowance. The Company anticipates that the amount of unrecognized tax benefits recorded will not change in the next twelve months.

As of December 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

The aggregate changes in gross unrecognized tax benefits during the years ended December 31, 2015, 2014, and 2013 were as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Balance at beginning of year	—	—	—
Increases for tax positions taken during current period	$249	—	—
Increases for tax positions taken in prior periods	573	—	—
Decreases for tax positions taken during current period	—	—	—
Decreases for tax positions taken in prior periods	—	—	—
Balance at end of year	$822	—	—

The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2012 through 2014. Carryforward tax attributes generated in years past may still be adjusted upon future examination if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

(12) Commitments and Contingencies

Lease Commitments

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

As of December 31, 2015, the aggregate minimum future rent payments under the lease and sublease agreements are as follows (in thousands):

December 31, 2015
2016	1,645
2017	1,701
2018	1,752
2019	1,650
Total minimum lease payments	$6,748

The Company recorded $1.7 million, $1.0 million and $0.6 million in rent expense for the years ended December 31, 2015, 2014 and 2013, respectively.

Litigation

During 2015, the Company was not a party to any litigation. The Company does not have contingency reserves established for any litigation liabilities.

In January 2016, a securities class action lawsuit was filed against the Company, its chief executive officer, its former chief operating officer and its former chief financial officer, in the United States District Court for the District of Massachusetts. The complaint is brought on behalf of an alleged class of those who purchased common stock of the Company between March 5, 2015 and September 8, 2015, and alleges claims arising under Sections 10 and 20 of the Exchange Act of 1934, as amended. The complaint generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning IGNITE2. The complaint seeks, among other relief, unspecified compensatory damages and attorneys’ fees, and costs. The Company believes it has valid defenses against these claims, and will engage in a vigorous defense of such litigation.

(13) Employee Benefit Plan

In 2007, the Company established the Tetraphase Pharmaceuticals, Inc. 401(k) Plan (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. During 2014, the Company began to make matching contributions of 50% of the first 6% of employee contributions. The Company made matching contributions of $261,000, and $84,000 for the years ended December 31, 2015, and 2014, respectively.

(14) Quarterly Results (Unaudited)

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except per share data)
	(unaudited)
Revenue	$3,016	$3,343	$2,856	$2,471
Operating expenses	23,776	29,396	20,909	20,603
Loss from operations	(20,760)	(26,053)	(18,053)	(18,132)
Other income (expense), net	(226)	10	9	16
Net loss	$(20,986)	$(26,043)	$(18,044)	$(18,116)
Net loss per share—basic and diluted	$(0.66)	$(0.72)	$(0.49)	$(0.50)

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands, except per share data)
	(unaudited)
Revenue	$2,457	$1,275	$2,294	$3,072
Operating expenses	15,675	19,460	16,274	23,455
Loss from operations	(13,218)	(18,185)	(13,980)	(20,383)
Other expense, net	(305)	(278)	(226)	(167)
Net loss	$(13,523)	$(18,463)	$(14,206)	$(20,550)
Net loss per share—basic and diluted	$(0.53)	$(0.71)	$(0.55)	$(0.69)

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Vice President of Finance, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Vice President of Finance concluded that as of December 31, 2015, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this annual report on Form 10-K was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The certifications of our principal executive officer and principal financial officer attached as Exhibits 31.1 and 31.2 to this report include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal controls over financial reporting.

Internal Control Over Financial Reporting

(a)	Management’s Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework) (COSO). Based on its assessment, management believes that, as of December 31, 2015, our internal control over financial reporting is effective at the reasonable assurance level.

Ernst and Young LLP, our independent registered public accounting firm has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2015, which report is included herein.

(b)	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Tetraphase Pharmaceuticals, Inc.

We have audited Tetraphase Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Tetraphase Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the  company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Tetraphase Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015 of Tetraphase Pharmaceuticals, Inc. and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Boston, Massachusetts

February 25, 2016

Changes in Internal Control Over Financial Accounting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the definitive proxy statement we will file in connection with our 2016 Annual Meeting of Stockholders and is incorporated by reference herein. The information required by this item concerning our code of ethics is set forth in the section entitled “Code of Business Conduct and Ethics” appearing in the definitive proxy statement we will file in connection with our 2016 Annual Meeting of Stockholders and is incorporated by reference herein. The information required by this item relating to executive officers is set forth in the section entitled “Executive Officers” appearing in the definitive proxy statement we will file in connection with our 2016 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 11.	Executive Compensation

The information required by this Item 11 will be contained in the sections entitled “Executive and Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” appearing in the definitive proxy statement we will file in connection with our 2016 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in the sections entitled “Ownership of Our Common Stock” and “Executive and Director Compensation—Equity Compensation Plan Information” appearing in the definitive proxy statement we will file in connection with our 2016 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 13.	Certain Relationships and Related Person Transactions, and Director Independence

The information required by this Item 13 will be contained in the sections entitled “Certain Relationships and Related Person Transactions” appearing in the definitive proxy statement we will file in connection with our 2016 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item 14 will be contained in the section entitled “Corporate Governance—Principal Accountant Fees and Services” appearing in the definitive proxy statement we will file in connection with our 2016 Annual Meeting of Stockholders and is incorporated by reference herein.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
(a)	Documents filed as part of Form 10-K.
(1)	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

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

TETRAPHASE PHARMACEUTICALS, INC.

Date: February 25, 2016	By:	/s/ Guy Macdonald
Guy Macdonald President & Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy Macdonald	Director, President and Chief Executive Officer	February 25, 2016
Guy Macdonald	(Principal Executive Officer)

/s/ Christopher Watt	Vice President, Finance	February 25, 2016
Christopher Watt	(Principal Financial and Accounting Officer)

/s/ L. Patrick Gage	Chairman	February 25, 2016
L. Patrick Gage, Ph.D.

/s/ Garen Bohlin	Director	February 25, 2016
Garen Bohlin

/s/ Jeffrey A. Chodakewitz	Director	February 25, 2016
Jeffrey A. Chodakewitz

/s/ John G. Freund	Director	February 25, 2016
John G. Freund

/s/ Geraldine Henwood	Director	February 25, 2016
Geraldine Henwood

/s/ Nancy Wysenski	Director	February 25, 2016
Nancy Wysenski

EXHIBIT INDEX

			Incorporated by Reference from
Exhibit Number	Description	Registrant’s Form	File No.	Date Filed with the SEC	Exhibit Number
3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-35837	5/13/13	3.1

3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-35837	5/13/13	3.2

4.1	Specimen certificate evidencing shares of common stock	S-1/A	333-186574	3/5/13	4.1

10.1#	2006 Stock Incentive Plan, as amended	S-1	333-186574	2/11/13	10.5

10.2#	Form of Incentive Stock Option Agreement under 2006 Stock Incentive Plan	S-1	333-186574	2/11/13	10.6

10.3#	Form of Nonstatutory Stock Option Agreement under 2006 Stock Incentive Plan	S-1	333-186574	2/11/13	10.7

10.4#	2013 Stock Incentive Plan	S-1/A	333-186574	3/5/13	10.8

10.5#	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan	S-1/A	333-186574	3/5/13	10.9

10.6#	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan	S-1/A	333-186574	3/5/13	10.10

10.7#	2014 Employee Stock Purchase Plan	10-Q	001-35837	8/12/14	10.1

10.8#	Form of Nonstatutory Option Agreement for Inducement Grants	10-Q	001-35837	5/7/2015	10.3

10.9#	Offer letter, dated as of December 4, 2007, by and between the Registrant and Guy Macdonald, as amended	S-1	333-186574	2/11/13	10.11

10.10#	Second Amendment to Offer Letter, dated as of March 5, 2014, by and between the Registrant and Guy Macdonald	10-Q	001-35837	5/12/14	10.2

10.11#	Offer letter, dated as of August 10, 2006, by and between the Registrant and David Lubner, as amended	S-1	333-186574	2/11/13	10.12

10.12#	Third Amendment to Offer Letter, dated March 5, 2014, by and between the Registrant and David Lubner	10-Q	001-35837	5/12/14	10.3

10.13#	Offer letter, dated as of December 22, 2010, by and between the Registrant and Patrick T. Horn	S-1	333-186574	2/11/13	10.13

10.14#	Amendment to Offer Letter, dated March 5, 2014, by and between the Registrant and Patrick Horn	10-Q	001-35837	5/12/14	10.4

10.15#	Offer letter, dated as of February 16, 2015, by and between the Registrant and Maria Stahl	10-Q	001-35837	5/7/15	10.2

			Incorporated by Reference from
Exhibit Number	Description	Registrant’s Form	File No.	Date Filed with the SEC	Exhibit Number
10.16#	Offer letter, dated as of January 30, 2014, by and between the Registrant and Craig Thompson	8-K	001-35837	2/5/14	99.1

10.17#*	Offer letter, dated as of June 19, 2015, by and between the Registrant and Christopher Watt

10.18#	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers	S-1/A	333-186574	3/5/13	10.27

10.19	Lease Agreement, dated as of November 16, 2006, by and between the Registrant and ARE-480 Arsenal Street, LLC, as amended on September 9, 2011, March 15, 2012, September 18, 2012, November 20, 2013, March 24, 2015 and June 18, 2015	10-Q	001-35837	8/6/15	10.1

10.20	Amendment, dated September 4, 2014, to Lease Agreement, dated as of November 16, 2006, by and between the Registrant and ARE-480 Arsenal Street, LLC, as amended	10-Q	001-35837	11/10/14	10.1

10.21	Amendment, dated March 24, 2015, to Lease Agreement, dated as of November 16, 2006, by and between the Registrant and ARE-480 Arsenal Street, LLC, as amended.	10-Q	001-35837	5/7/2015	10.1

10.22	Amendment, dated June 18, 2015, to Lease Agreement, dated as of November 16, 2006, by and between the Registrant and ARE-480 Arsenal Street, LLC, as amended.	10-Q	001-35837	8/6/2015	10.1

10.23†	License Agreement, dated as of August 3, 2006, by and between the Registrant and the President and Fellows of Harvard College, as amended	S-1	333-186574	2/11/13	10.20

10.24†	Subcontract Agreement, dated as of February 1, 2012, by and between the Registrant and CUBRC, Inc.	S-1	333-186574	2/11/13	10.21

10.25†	Subcontract Agreement, dated as of September 30, 2011, by and between the Registrant and CUBRC, Inc.	S-1	333-186574	2/11/13	10.22

10.26	Second Amended and Restated Registration Rights Agreement, dated as of May 14, 2010, as amended	S-1	333-186574	2/11/13	10.1

10.27	Warrant to purchase shares of Series A Convertible Preferred Stock issued by the Registrant to Silicon Valley Bank expiring on September 27, 2017	S-1	333-186574	2/11/13	10.2

10.28	Loan and Security Agreement, dated as of May 16, 2011, among the Registrant, Tetraphase Securities Corporation, Silicon Valley Bank and Oxford Finance LLC	S-1	333-186574	2/11/13	10.18

10.29	First Amendment to Loan and Security Agreement, dated December 20, 2012, by and among the Registrant, Tetraphase Securities Corporation, Silicon Valley Bank and Oxford Finance LLC	S-1	333-186574	2/11/13	10.23

10.30*	Consent and Second Amendment to Loan and Security Agreement, dated December 1, 2014, by and among the Registrant, Tetraphase Securities Corporation, Silicon Valley Bank, Oxford Finance LLC, the other Lenders named therein, and Silicon Valley Bank, as agent for the Lenders	10-K	001-35837	3/6/15	10.26

Incorporated by Reference from
Exhibit Number	Description	Registrant’s Form	File No.	Date Filed with the SEC	Exhibit Number
10.31*	Consent and Third Amendment to Loan and Security Agreement, dated December 18, 2014, by and among the Registrant, Tetraphase Securities Corporation, Silicon Valley Bank, Oxford Finance LLC, the other Lenders named therein, and Silicon Valley Bank, as agent for the Lenders	10-K	001-35837	3/6/15	10.27

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP

31.1*	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Principal Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*

Principal Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.
†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.