Form 10-Q
period 2016-03-31
TETRAPHASE PHARMACEUTICALS INC
filed 2016-05-04
CIK 1373707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 2, 2016 there were 36,606,099 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

TETRAPHASE PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$189,863	$205,912
Accounts receivable	3,844	4,151
Prepaid expenses and other current assets	7,042	3,705
Total current assets	200,749	213,768
Property and equipment, net	948	943
Restricted cash	199	199
Other assets	—	7
Total assets	$201,896	$214,917
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,490	$2,857
Accrued expenses	7,372	6,931
Deferred revenue	1,378	909
Total current liabilities	10,240	10,697
Deferred rent, net of current portion	151	165
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 125,000 shares authorized; 36,599 and 36,585 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	37	37
Additional paid-in capital	477,861	473,670
Accumulated deficit	(286,393)	(269,652)
Total stockholders’ equity	191,505	204,055
Total liabilities and stockholders’ equity	$201,896	$214,917

See accompanying notes to condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues	$1,962	$3,016
Operating expenses
Research and development	13,523	18,873
General and administrative	5,253	4,903
Total operating expenses	18,776	23,776
Loss from operations	(16,814)	(20,760)
Other income (expense)
Other income (expense), net	73	(226)
Net loss	$(16,741)	$(20,986)
Net loss per share-basic and diluted	$(0.46)	$(0.66)
Weighted-average number of common shares used in net loss per share-basic and diluted	36,598	31,750
Comprehensive loss	$(16,741)	$(20,986)

See accompanying notes to condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(16,741)	$(20,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67	32
Amortization of deferred financing costs and debt discount	—	93
Accretion of final interest payment on term loans	—	45
Stock-based compensation expense	4,176	2,840
Loss from disposal of property and equipment	—	2
Changes in operating assets and liabilities:
Accounts receivable	307	(2,021)
Prepaid expenses and other assets	(3,330)	(1,052)
Accounts payable	(1,367)	1,405
Accrued expenses and accrued final interest payment on term loan	427	(834)
Deferred revenue	469	760
Net cash used in operating activities	(15,992)	(19,716)
Investing activities
Purchases of property and equipment	(72)	(51)
Net cash used in investing activities	(72)	(51)
Financing activities
Proceeds from sale of common stock, net of issuance costs	—	162,445
Repayment of term loan payable	—	(4,646)
Proceeds from exercise of stock options	15	1,246
Net cash provided by financing activities	15	159,045
Net (decrease) increase in cash and cash equivalents	$(16,049)	$139,278
Cash and cash equivalents at beginning of period	205,912	121,042
Cash and cash equivalents at end of period	$189,863	$260,320
Supplemental cash flow and noncash financing activities
Cash paid for interest	—	$363
Issuance costs included in accounts payable and accrued expenses	—	$236

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

In December 2014, the Company announced that in IGNITE 1 eravacycline met the primary endpoint of statistical non-inferiority compared to ertapenem, the control therapy for the trial, for the treatment of cIAI. In September 2015, the Company announced that eravacycline did not meet the primary endpoint of statistical non-inferiority in IGNITE 2 compared to levofloxacin, the control therapy for this trial. Consistent with guidance issued by the United States Food and Drug Administration (“FDA”) with respect to the development of antibiotics for cIAI and the Company’s previous discussions with the FDA, the Company had planned to utilize results from these two phase 3 clinical trials to support submission of a new drug application (“NDA”) for eravacycline for the treatment of cIAI and cUTI. Since the announcement of the IGNITE2 data, the Company has had and continues to have discussions with the FDA regarding the results of these phase 3 clinical trials and the impact on its ability to file an NDA for eravacycline for the treatment of cIAI and cUTI. The Company is also evaluating the timing of a regulatory submission for eravacycline to the European Medicines Agency. Notwithstanding the outcome of the Company’s ongoing discussions with the FDA, the Company intends to initiate a new phase 3 clinical trial of the IV formulation of eravacycline for the treatment of cUTI in the third quarter of 2016. The Company has submitted the protocol for this trial to the FDA for review.

The Company is devoting substantially all of its efforts to product research and development, and market development. The Company is subject to a number of risks similar to those of other life science companies in a similar stage of development, including rapid technological change, dependence on key individuals, competition from other companies, compliance with government regulations, protection of proprietary technology, dependence on third parties, product liability, the need for development of commercially viable products, regulatory approval of products, uncertainty of market acceptance of products, and the need to obtain additional financing to fund the development of its product candidates. The Company has not completed development of any product candidate and has devoted substantially all of its financial resources and efforts to research and development, including preclinical and clinical development. The Company expects to continue to incur significant expenses and increasing operating losses for at least the next several years, and expects to require additional financial resources to advance its product candidates.

The Company has incurred annual net operating losses in every year since its inception. As of March 31, 2016, the Company had incurred losses since inception of $286.4 million. The Company has not generated any product revenues and has financed its operations primarily through public offerings and private placements of its equity securities, debt financings and funding from the United States government.

There can be no assurance that the Company will be able to generate product revenue in its anticipated amounts, on a timely basis or at all, or obtain additional debt or equity financing, or generate  revenues from collaborative partners on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to generate revenues or obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”)

for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2015 contained in the Company’s annual report on Form 10-K filed with the SEC on February 25, 2016 (the “2015 Form 10-K”). The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2016, and the results of operations and comprehensive loss and cash flows for the three months ended March 31, 2016 and 2015. Interim operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for future interim periods or for the fiscal year ending December 31, 2016.

The December 31, 2015 condensed consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures including notes required by GAAP for complete financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents at March 31, 2016 and December 31, 2015 consisted of cash and money market funds.

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

Financial instruments measured at fair value as of March 31, 2016 and December 31, 2015 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance	Level 1	Level 2	Level 3
March 31, 2016
Cash	$962	$962	$—	$—
Money market funds, included in cash equivalents	$188,901	$188,901	$—	$—
December 31, 2015
Cash	$2,065	$2,065	$—	$—
Money market funds, included in cash equivalents	$203,847	$203,847	$—	$—

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Accounts Receivable

In September 2011, the National Institutes of Health’s (“NIH”) National Institute of Allergy and Infectious Diseases (“NIAID”) division awarded a contract of up to $35.8 million over a five-year term for the development of TP-271, a preclinical compound, for respiratory disease caused by bacterial biothreat pathogens (“NIAID Contract”) (Note 3). The Company is collaborating with CUBRC Inc. (“CUBRC”), an independent, not for profit, research corporation that specializes in U.S. government-based contracts, on this NIAID Contract and has entered into a subcontract with CUBRC. This subcontract could potentially provide funding to the Company of up to approximately $13.3 million over the five-year term, including committed funding of $11.2 million from the initial contract date through November 30, 2016, of which $8.9 million had been received by the Company through March 31, 2016. In addition during 2011, the Company was a subawardee under a separate grant from NIAID (“NIAID Grant”) (Note 3).

In January 2012, the Biomedical Advanced Research and Development Authority (“BARDA”), an agency of the U.S. Department of Health and Human Services, awarded a contract of up to $67.0 million for the development of eravacycline as a potential countermeasure for the treatment of disease caused by bacterial biothreat pathogens (“BARDA Contract”). The funding under the BARDA Contract is also being used for certain activities in the development of eravacycline to treat certain infections caused by life-threatening multidrug-resistant bacteria. The Company is also collaborating with CUBRC on the BARDA Contract and has entered into a subcontract with CUBRC. This subcontract could potentially provide funding to the Company of up to approximately $39.8 million, including committed funding of $38.4 million from the initial contract date through February 17, 2017, of which $28.8 million had been received by the Company through March 31, 2016 (Note 3).

Accounts receivable at March 31, 2016 and December 31, 2015 represent amounts due from CUBRC under the Company’s subcontracts under the NIAID Contract and the BARDA Contract and under the Company’s subaward under the NIAID Grant. The Company’s practice is to bill the prime contractor, CUBRC, amounts for which the Company has been invoiced by third parties in the case of contract research or subcontractor costs or for internal costs incurred. Expenses directly associated with the Company’s NIAID and BARDA Contracts and NIAID Grant that have been accrued at the end of the reporting period are not billed to the prime contractor until third-party invoices have been received or until internal costs have been paid. Unbilled accounts receivable related to the NIAID Contract, the BARDA Contract and the subaward under the NIAID Grant, included in accounts receivable in the accompanying balance sheets, were $2.6 million and $2.2 million at March 31, 2016 and December 31, 2015, respectively.

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

 Restricted Cash

At March 31, 2016 and December 31, 2015 the Company had $199,000 in restricted cash deposits with a bank, of which $159,000 is collateral for a letter of credit issued to the landlord of the Company’s leased facility. If the Company defaults on its rental obligations, $159,000 will be payable to the landlord. In addition, the Company has $40,000 in restricted cash to secure the Company’s corporate credit card issued through the same bank.

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

Stock-Based Compensation

The Company determines equity-based compensation at the grant date using the Black-Scholes option pricing model to estimate fair value for employee equity awards. The Company recognizes the value of the award that is ultimately expected to vest as an expense on a straight-line basis over the requisite service period using the estimated fair market value of the stock. Any changes to the estimated forfeiture rates are accounted for in the period such change in estimate is made. The Company records stock-based compensation expense for share-based payments issued to non-employees based on the fair value of the awards using the Black-Scholes option pricing model. Share-based payments issued to non-employees are revalued at each reporting period and as the equity instruments vest and are recognized as expense using the accelerated attribution method over the related service period.

Recent Accounting Pronouncements Issued

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for the Company on January 1, 2019. The adoption of this standard is expected to have a material impact on the Company’s financial position. The Company is currently evaluating the potential impact that this standard may have on its results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective for the Company on January 1, 2017. The Company is currently evaluating the potential impact that this standard may have on its financial position, results of operations and statement of cash flows.

For a discussion of new accounting standards please read Note 2, Summary of Significant Accounting Policies – Recent Accounting Pronouncements Issued and Adopted to the Company’s consolidated financial statements included within the Company’s 2015 Form 10-K.

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

The amounts in the table below were excluded from the calculation of diluted weighted-average shares outstanding, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	March 31,
	2016	2015
Warrants	1,103	1,103
Unvested restricted stock units	596,805	-
Outstanding stock options	4,568,652	4,361,933

(3) Significant Agreements and Contracts

License Agreement

In August 2006, the Company entered into a license agreement for certain intellectual property with Harvard University (“Harvard”). Under the license agreement, as of March 31, 2016, the Company has paid Harvard an aggregate of $4.1 million in upfront license fees and development milestone payments, and has issued 31,379 shares of common stock to Harvard.

For each product covered by the license agreement, the Company is obligated to make certain payments totaling up to approximately $15.1 million upon achievement of certain development and regulatory milestones and to pay additional royalties on net sales of such product. In January 2007 and April 2010, the Company and Harvard amended the license agreement to include certain additional intellectual property. The Company paid an additional $25,000 to Harvard with each amendment. In February 2011, the license agreement was further amended to include additional intellectual property in the license granted by Harvard without the payment of any additional consideration.

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

Although the BARDA Contract and the Company’s subcontract with CUBRC under the BARDA Contract have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to the Company. Committed funding from CUBRC under the Company’s BARDA subcontract is $38.4 million through February 17, 2017, the current contract end date, as a result of the exercise of several options by BARDA under the BARDA Contract. Total funds of $28.8 million had been received by the Company through March 31, 2016 under this contract. During the three months ended March 31, 2016 and 2015, the Company recognized revenue of $1.1 million and $2.7 million, respectively, from the Company’s subcontract under the BARDA Contract.

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

Although the NIAID Contract, the NIAID Grant and the Company’s subcontract with CUBRC under the NIAID Contract have terms of five years, and the Company’s subaward under the NIAID Grant has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond November 30, 2016. To the extent that NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to the Company. As of March 31, 2016, committed funding from CUBRC under the Company’s subcontract with respect to the NIAID Contract is $11.2 million through the current contract end date which has been extended to November 30, 2016, of which $8.9 million had been received through March 31, 2016. Committed funding from CUBRC under the Company’s subaward with respect to the NIAID Grant is $0.9 million through the current contract end date which has been extended to May 30, 2016, of which $0.8 million had been received through March 31, 2016.

During the three months ended March 31, 2016 and 2015, the Company recognized revenue of $0.9 million and $0.2 million, respectively, from the Company’s subcontract under the NIAID Contract. During the three months ended March 31, 2016 and 2015, the Company recognized revenue of $20,000 and $65,000, respectively, from the Company’s subaward under the NIAID Grant.

(4) Accrued Expenses

Accrued expenses at March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Drug supply and development	$2,956	$2,971
Salaries and benefits	1,650	1,856
Clinical trial related	1,226	677
Professional fees	891	684
Preclinical	247	303
Other	402	440
Total	$7,372	$6,931

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

In connection with the funding of the 2012 Term A Loan, the Company issued to the lenders 10-year warrants to purchase shares of Series C Preferred Stock. In connection with the 2012 Term B Loan, the number of shares issuable upon exercise of the warrants issued to Silicon Valley Bank automatically increased and the Company granted a new warrant to purchase shares of Series C Preferred Stock to Oxford Finance.

Upon completion of the Company’s initial public offering (“IPO”), the warrants to purchase Series C Preferred Stock issued in connection with the Term Loan, the 2012 Term A Loan and the 2012 Term B Loan were converted into warrants to purchase common stock of the Company.

In June 2014, Silicon Valley Bank exercised its warrants and the Company issued 12,354 shares of the Company’s common stock. Warrants to purchase 14,470 shares of common stock were cancelled as payment for the aggregate exercise price of the warrants. In connection with the exercise of the warrants under the 2012 Term A Loan, the Company issued 11,366 shares of the

Company’s common stock. Warrants to purchase 13,312 shares of common stock were cancelled as payment for the aggregate exercise price of the warrants.

In December 2014, Oxford Finance exercised its warrants under the Term Loan and 2012 Term B Loan described above pursuant to the cashless exercise feature of the warrants. In connection with the exercise of the warrants under the Term Loan, the Company issued 20,488 shares of the Company’s common stock. Warrants to purchase 6,336 shares of common stock were cancelled as payment for the aggregate exercise price of the warrants. In connection with the exercise of the warrants under the 2012 Term B Loan, the Company issued 18,849 shares of the Company’s common stock. Warrants to purchase 5,829 shares of common stock were cancelled as payment for the aggregate exercise price of the warrants.

(6) Stock-based Compensation

In February 2013, the Company’s board of directors and stockholders approved, effective upon the closing of the IPO, the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards for the purchase of that number of shares of Common Stock equal to the sum of (i) 1,688,777 shares of Common Stock, (ii) 258,265 shares of Common Stock that were reserved for issuance under the 2006 Plan that remained available for issuance under the 2006 Plan upon the closing of the IPO, and (iii) any shares of Common Stock subject to awards under the 2006 Plan which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company without having been fully exercised or resulting in any Common Stock being issued. In addition, the number of shares of Common Stock that may be issued under the 2013 Plan is subject to automatic annual increases, to be added on January 1 of each year through and including January 1, 2023, equal to the number of shares that is the lesser of (a) 3,000,000, (b) 4% of the then outstanding shares of Common Stock or (c) an amount determined by the Company’s board of directors. In January 2014, the number of shares authorized for issuance under the 2013 Plan increased by 1,025,171 shares. In January 2015, the number of shares authorized for issuance under the 2013 Plan increased by 1,232,232 shares. In January 2016, the number of shares authorized for issuance under the 2013 Plan increased by 1,463,391 shares. As of March 31, 2016, 793,806 shares were available for future issuance under the 2013 Plan.

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

Stock option activity at March 31, 2016 and changes during the three months then ended is presented in the table and narrative below (in thousands except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	3,833,806	$22.72	7.80	$5,439
Granted	1,045,450	8.47
Exercised	(14,437)	1.07
Forfeited	(296,167)	22.22
Options outstanding at March 31, 2016	4,568,652	$19.56	7.95	$1,082
Options vested or expected to vest at March 31, 2016 (1)	4,273,055	$19.37	7.87	$1,082
Options exercisable at March 31, 2016	1,671,101	$14.05	6.24	$1,067

(1)

This represents the number of vested options as of March 31, 2016, plus the number of unvested options that the Company estimated as of March 31, 2016 would vest, based on the unvested options at March 31, 2016, as adjusted for the estimated forfeiture rate.

The aggregate intrinsic value in the table above was calculated for all in-the-money options equal to the difference between the Company’s closing common stock price on March 31, 2016 and the exercise price of the options, multiplied by the number of in-the-money options. As of March 31, 2016, there was $30.4 million of total unrecognized stock-based compensation cost related to employee and non-employee unvested stock options granted under the 2006 Plan and the 2013 Plan. Total unrecognized compensation cost will be adjusted for future forfeitures. The Company expects to recognize that cost over a remaining weighted-average period of 2.8 years.

Since the Company completed its IPO in March 2013, it has not had sufficient historical data to support a calculation of volatility and expected life. As such, the Company has used a weighted-average volatility considering the Company’s own volatility and the volatilities of a representative group of publicly traded companies. For purposes of identifying similar entities, the Company selected a group of publicly traded life science/biotechnology companies based on their disease focus, stage of development, number of compounds in clinical trials and number of years as a publicly-traded company. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, commensurate with the expected life assumption. The expected life of stock options granted represents the weighted-average period of time that stock options granted are expected to be outstanding determined using the simplified method for employee grants. For non-employee grants, the expected life is equal to the remaining contractual term. The expected life is applied to the stock option grant group as a whole, as the Company does not expect substantially different exercise or post-vesting termination behavior among its employee population.

The Company estimates the fair value of each employee and director stock option award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended March 31,
	2016	2015
Volatility factor	85.77%	58.36-58.64%
Expected term (in years)	6.07	6.06-6.11
Risk-free interest rates	1.85%	1.35-1.78%
Dividend yield	—	—

Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$2,391	$1,305
General and administrative	1,785	1,535
Total	$4,176	$2,840

Stock Option Grants to Non-employees

During the year ended December 31, 2014, the Company granted nonqualified options to purchase 110,000 shares of common stock to non-employee consultants, with an average exercise price of $12.56 per share. The Company initially valued these options using the Black-Scholes option-pricing model and revalues the options at each reporting period and as the options vest and are recognized as expense using the accelerated attribution method over the related service period. 100,000 of these options cancelled during the year ended December 31, 2015. The re-measurement of the remaining 10,000 non-employee options resulted in a reversal of expense of $(11,000) during the three months ended March 31, 2016. Stock-based compensation expense related to stock options granted to non-employees was $0.3 million for the three months ended March 31, 2015.

Restricted Stock Units

In October 2015, the Company granted restricted stock units to employees. These restricted stock units vest in full after one year subject to continued employment with the Company and had a grant date fair value of $7.81 per share, which was the closing price of the Company’s common stock on the date of grant. In January 2016, the Company granted additional restricted stock units to employees. These restricted stock units vest in annual increments over three years, subject to continued employment with the company and had a grant date fair value of $8.47 per share, which was the closing price of the Company’s common stock on the date of grant. The Company recorded stock based compensation expense of $0.8 million related to restricted stock units for the three months ended March 31, 2016. The restricted stock activity for the three months ended March 31, 2016 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2015	308,875	$7.81
Granted	296,680	8.47
Cancelled	(8,750)	7.90
Expired	-
Vested/Released	-	-
Unvested at March 31, 2016	596,805	$8.14

As of March 31, 2016, there was $3.2 million of total unrecognized stock-based compensation expense related to restricted stock units granted under the 2013 Plan. The expense is expected to be recognized over a weighted-average period of 1.6 years.

(7) Stockholders’ Equity

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this quarterly report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2015, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K filed with the United States Securities and Exchange Commission, or the SEC, on February 25, 2016, which we refer to as our annual report. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are subject to risks and uncertainties, including those set forth in Part II — Other Information, Item 1A. Risk Factors below and elsewhere in this report that could cause actual results to differ materially from historical results or anticipated results.

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

In December 2014, we announced that eravacycline met the primary endpoint of statistical non-inferiority compared to ertapenem in IGNITE1 for the treatment of cIAI. In September 2014, we announced positive data from the lead-in portion of IGNITE2, and in October 2014, we announced the selection of the oral dose for the IV-to-oral transition therapy (1.5 mg/kg IV followed by 200 mg oral dose) to be evaluated in the pivotal portion of IGNITE2 and the initiation of patient enrollment. We completed enrollment of the pivotal portion of IGNITE2 in May 2015 and in September 2015 we announced that eravacycline did not meet the primary endpoint of statistical non-inferiority compared to levofloxacin in IGNITE2 for the treatment of cUTI.  Consistent with guidance issued by the United States Food and Drug Administration, or FDA, with respect to the development of antibiotics for cIAI and our previous discussions with the FDA, we had planned to utilize results from these two phase 3 clinical trials to support submission of a new drug application, or NDA, for eravacycline for the treatment of cIAI and cUTI. Since the announcement of the IGNITE2 data, we have had and continue to have discussions with the FDA regarding the results of these phase 3 clinical trials and the impact on our ability to file an NDA for eravacycline for the treatment of cIAI and cUTI. We are also evaluating the timing of a regulatory submission for eravacycline with the European Medicines Agency, or EMA. Notwithstanding the outcome of our ongoing discussions with the FDA, we intend to initiate a new phase 3 clinical trial of the IV formulation of eravacycline for the treatment of cUTI in the third quarter of 2016. We have submitted the protocol for this trial to the FDA for review.

In January 2016, we initiated a phase 1 clinical trial of the IV formulation of TP-271 in healthy volunteers. In addition to eravacycline and TP-271, we are pursuing the discovery and development of additional antibiotics to target unmet medical needs, including multidrug-resistant Gram-negative bacteria. We have selected TP-6076 as a lead candidate under this program which we have advanced into IND-enabling studies with the expectation of beginning a phase 1 clinical trial in mid-2016.

We commenced business operations in July 2006. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary chemistry technology, identifying potential product candidates and undertaking preclinical studies and clinical trials of our product candidates. To date, we have not generated any product revenue and have primarily financed our operations through public offerings and private placements of our equity securities, debt financings and funding from the United States government. As of March 31, 2016, we had received an aggregate of $460.5 million in net proceeds from the issuance of equity securities and borrowings under debt facilities and an aggregate of $38.6 million from government grants and contracts. As of March 31, 2016, our principal source of liquidity was cash and cash equivalents, which totaled $189.9 million.

As of March 31, 2016, we had an accumulated deficit of $286.4 million. Our net losses were $16.7 million and $21.0 million for the three months ended March 31, 2016 and 2015, respectively. We expect that our expenses will increase as we continue development of eravacycline, including clinical trials of eravacycline, seek marketing approval for eravacycline, conduct pre-commercialization and launch-related activities for eravacycline, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, manufacture drug product for our clinical and pre-clinical trials, conduct our phase 1 clinical trial of TP-271in healthy volunteers, initiate our planned phase 1 clinical trial of TP-6076 in healthy volunteers and satisfy our obligations under our license agreement with Harvard University, or Harvard. If we obtain marketing approval of eravacycline, we also expect to incur significant sales, marketing, distribution and manufacturing expenses. Furthermore, we expect to incur ongoing research and development expenses relating to our product candidates other than eravacycline and that our general and administrative costs will increase as we grow and continue to operate as a public company, and comply with increased disclosure requirements since we are no longer an emerging growth company.

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

Although the BARDA Contract and our subcontract with CUBRC under the BARDA Contract have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is $38.4 million from the initial contract date through February 17, 2017, of which $28.8 million had been received through March 31, 2016.

Similarly, although the NIAID Contract and our subcontract with CUBRC under the NIAID Contract have five-year terms, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond November 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID Contract is $11.2 million, from the initial contract date through November 30, 2016, of which $8.9 million had been received through March 31, 2016. In addition, although the NIAID Grant has a term of five years and our subaward from CUBRC has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond May 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subaward with respect to the NIAID Grant is $0.9 million from the initial grant date through May 30, 2016, of which $0.8 million had been received through March 31, 2016.

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

•	payments made under our license agreement with Harvard;
•	the cost of acquiring, developing and manufacturing clinical trial materials and lab supplies;
•	facility, depreciation and other expenses, which include direct and allocated expenses for rent, maintenance of our facilities, insurance and other supplies; and
•	costs associated with preclinical, regulatory and medical affair activities.

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

Expenses related to facilities, consulting, travel, conferences, stock-based compensation and depreciation are not allocated to a program and are separately classified as other research and development expenses. The following table summarizes our research and development expenses on a program-specific basis for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Eravacycline	$5,890	$13,180
BARDA Contract	1,005	2,666
NIAID Contract and NIAID Grant	668	301
TP-6076	1,154	477
Other development programs	611	-
Other research and development	4,195	2,249
Total research and development expenses	$13,523	$18,873

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

As of March 31, 2016, we had incurred an aggregate of $149.3 million in research and development expenses related to the development of eravacycline, and $29.7 million in research and development expenses related to the development of eravacycline that were funded under the BARDA Contract. We expect that our research and development expenses will increase as we continue development of eravacycline, incur nonclinical, regulatory and drug manufacturing costs in support of NDA-related activities, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, advance our other product candidates and satisfy our obligations under our license agreement with Harvard.

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

We have licensed our proprietary chemistry technology from Harvard on an exclusive worldwide basis under a license agreement that we entered into in August 2006. Under our license agreement, we have paid Harvard an aggregate of $4.1 million in upfront license fees and development milestone payments. We have also issued 31,379 shares of our common stock to Harvard under the license agreement. In addition, we have agreed to make payments to Harvard upon the achievement of specified future development and regulatory milestones totaling up to $15.1 million for each licensed product candidate ($3.1 million of which has already been paid with respect to eravacycline), and to pay tiered royalties in the single digits based on annual worldwide net sales, if any, of licensed products, our affiliates and our sublicensees. We are also obligated to pay Harvard a specified share of non-royalty sublicensing revenues that we receive from sublicensees for the grant of sublicenses under the license and to reimburse Harvard for specified patent prosecution and maintenance costs. The next milestone payment due under the license agreement with respect to eravacycline would be a $3.0 million payment upon acceptance of an NDA filing to the FDA.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, including salaries and related costs such as benefits and stock-based compensation for personnel in executive, finance, legal, operational, corporate communications, marketing and human resource functions. Other significant general and administrative expenses include professional fees for legal, patent, auditing and tax services, consulting, and facility costs not otherwise included in research and development expenses.

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

Other Income (Expense)

Other income primarily consists of interest earned on our cash and cash equivalents. The primary objective of our investment policy is capital preservation. Other expense primarily consists of interest expense on our previously outstanding indebtedness and non-cash interest related to the amortization of debt discount costs associated with our term loan facility with Silicon Valley Bank and Oxford Finance. We repaid the remaining indebtedness under the term loan facility on March 31, 2015 and, accordingly, will not incur any more interest expense under the term loan facility.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

The following table summarizes the results of our operations for each of the three months ended March 31, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Three Months Ended March 31,		Increase/
	2016	2015	(decrease)%
	(in thousands)
Revenues	$1,962	$3,016	$(1,054)	(35)%
Operating expenses:
Research and development	13,523	18,873	(5,350)	(28)%
General and administrative	5,253	4,903	350	7%
Total operating expenses	18,776	23,776	(5,000)	(21)%
Loss from operations	(16,814)	(20,760)	3,946	(19)%
Other income (expense)	73	(226)	299	(132)%
Net loss	$(16,741)	$(20,986)	$4,245	(20)%

Revenue from U.S. Government Contracts and Grants

The following table sets forth our contract and grant revenue for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Increase/
Revenue	2016	2015	(decrease)%
	(in thousands)
BARDA Contract	$1,091	$2,724	$(1,633)	(60)%
NIAID Contract	850	227	623	274%
NIAID Grant	21	65	(44)	(68)%
	$1,962	$3,016	$(1,054)	(35)%

Contract and grant revenue was $2.0 million for the three months ended March 31, 2016 compared to $3.0 million for the three months ended March 31, 2015, a decrease of approximately $1.1 million, or 35%. This decrease was primarily due to the scope and timing of activities conducted under our subcontract with respect to the BARDA Contract during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, offset in part by an increase in activities under our subcontract with respect to the NIAID Contract.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2016 were $13.5 million compared to $18.9 million for the three months ended March 31, 2015, a decrease of $5.4 million, or 28%. This decrease was primarily due to a decrease in clinical trial costs of $5.5 million principally reflecting a decrease in costs for our phase 3 cUTI clinical trial as this clinical trial was winding down in the three months ended March 31, 2016; a decrease in certain preclinical activities of $0.8 million, principally related to preclinical registration studies for eravacycline which occurred during the three months ended March 31, 2015 with no corresponding costs during the current quarter; a decrease of $1.3 million in manufacturing costs under our government programs due to lower manufacturing activity as compared to the three months ended March 31, 2015; and a decrease in manufacturing costs of $0.8 million, principally related to a decrease in costs for drug supply in support of our validation batches. These decreases were offset in part by an increase in personnel-related costs of $1.2 million; an increase in stock-based compensation expense of $1.1 million resulting from additional headcount and our annual stock option awards and restricted stock units granted to employees during the three months ended March 31, 2016; and an increase in $0.5 million of clinical trial costs related to the initiation of a Phase 1 clinical trial under the NIAID contract.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2016 were $5.3 million compared to $4.9 million for the three months ended March 31, 2015, an increase of $0.4 million, or 7%. This increase was primarily due to an increase in legal fees of $0.3 million, primarily to support ongoing litigation; and an increase in stock-based compensation expense of $0.3 resulting from additional headcount, as well as our annual stock option awards and restricted stock units granted to employees during the quarter ended March 31, 2016. These increases were offset in part by a decrease in consulting costs of $0.4 million due to a decrease in market research and pre-commercialization activities.

Other Income (Expense)

Other income for the three months ended March 31, 2016 was $0.1 million compared to other expense of $(0.2) million for the three months ended March 31, 2015. Other income during the three months ended March 31, 2016 resulted from interest income earned on marketable securities during the period. Other expense during the three months ended March 31, 2015 was primarily related to interest expense under our term loan facility with Silicon Valley Bank and Oxford Finance. The increase in other income (expense) was due to lower interest expense resulting from the payoff of indebtedness under the term loan facility in March 2015.

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

Since our inception, we have funded our operations principally through the receipt of funds from public offerings and private placements of equity securities, debt financings and contract research funding and research grants from the United States government. As of March 31, 2016, we had cash and cash equivalents of approximately $189.9 million. We invest cash in excess of immediate requirements in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of March 31, 2016, our funds were held in cash and money market funds.

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

The following table summarizes our sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operations:
Net cash used in operating activities	$(15,992)	$(19,716)
Net cash used in investing activities	(72)	(51)
Net cash provided by financing activities	15	159,045
Net (decrease) increase in cash and cash equivalents	$(16,049)	$139,278

During the three months ended March 31, 2016 and 2015, our operating activities used net cash of $16.0 million and $19.7 million, respectively. The use of net cash in both periods primarily resulted from our net losses and changes in our working capital accounts. The decrease in net cash used in operations for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was due primarily to lower operating expenses during the three months ended March 31, 2016 of $18.8 million as compared to $23.8 million for the three months ended March 31, 2015.

During the three months ended March 31, 2016 and 2015, we used net cash of $72,000 and $51,000, respectively, in our investing activities. The use of net cash in both periods resulted from purchases of property and equipment to facilitate our increased research and development activities and increased headcount.

During the three months ended March 31, 2016 and 2015, our net cash provided by financing activities was $15,000 and $159.0 million, respectively. The net cash provided by financing activities during the three months ended March 31, 2016 was related to proceeds from the exercise of stock options. The net cash provided by financing activities during the three months ended March 31, 2015 was primarily related to proceeds from our March 2015 follow-on public offering of $162.2 million, as well as proceeds from the exercise of stock options of $4.7 million, offset in part by repayment of the remaining indebtedness under our term loan facility of $4.6 million.

Operating Capital Requirements

We expect to incur increasing operating losses for at least the next several years as we continue development of eravacycline, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, manufacture drug product for our clinical and pre-clinical trials, conduct pre-commercialization and launch-related activities for eravacycline, conduct our phase 1 clinical trial of TP-271in healthy volunteers, initiate our planned phase 1 clinical trial of TP-6076 in healthy volunteers and satisfy our obligations under our license agreement with Harvard. We may not be able to complete the development and initiate commercialization of eravacycline or our other product candidates if, among other things, our preclinical research and clinical trials are not successful, our manufacturing efforts are not successful, the FDA or the EMA does not approve eravacycline or our other product candidates when we expect, or at all, or funding under the NIAID Contract, the NIAID Grant or the BARDA Contract is discontinued.

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

Contractual Obligations

During the three months ended March 31, 2016, there were no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our annual report.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2019. The adoption of this standard is expected to have a material impact on our financial position. We are currently evaluating the potential impact that this standard may have on our results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective for us on January 1, 2017. We are currently evaluating the potential impact that this standard may have on our financial position, results of operations and statement of cash flows.

For a discussion of new accounting standards please read Note 2, Summary of Significant Accounting Policies – Recent Accounting Pronouncements Issued and Adopted to the Company’s consolidated financial statements included within the Company’s 2015 Form 10-K.

For a discussion of new accounting standards please read Note 2, Summary of Significant Accounting Policies – Recent Accounting Pronouncements Issued and Adopted to our consolidated financial statements included within our annual report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the three months ended March 31, 2016. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of our annual report.

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

Our management, with the participation of our Chief Executive Officer and Vice President of Finance (Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this quarterly report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

part ii – other information

Item 1 Legal Proceedings

In January and March 2016, securities class action lawsuits were filed against us, our chief executive officer, our former chief operating officer and our former chief financial officer, in the United States District Court for the District of Massachusetts. Each complaint was brought on behalf of an alleged class of those who purchased our common stock between March 5, 2015 and September 8, 2015, and alleges claims arising under Sections 10 and 20 of the Exchange Act of 1934, as amended. Each complaint generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning IGNITE2. Each complaint seeks, among other relief, unspecified compensatory damages and attorneys’ fees, and costs. We believe we have valid defenses against these claims, and will engage in a vigorous defense of such litigation.

Item 1A. RISK FACTORS

Our business faces many risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in this quarterly report on Form 10-Q and other filings with the Securities and Exchange Commission, press releases, communications with investors and oral statements. The risks described below may not be the only risks we face. Additional risks we do not yet know of or which we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer and the trading price of our common stock could decline.

Risks Relating to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception, expect to incur losses for at least the next several years and may never achieve or sustain profitability.

We have incurred annual net operating losses in every year since our inception. Our net loss was $16.7 million for the three months ended March 31, 2016, $83.2 million for the year ended December 31, 2015 and $66.7 million for the year ended December 31, 2014. As of March 31, 2016, we had an accumulated deficit of $286.4 million. We have not generated any product revenues and have financed our operations primarily through the public offering and private placements of our equity securities, debt financings and revenue from U.S. government grants and contract awards. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development.

In December 2014, we announced that eravacycline met the primary endpoint of statistical non-inferiority in IGNITE1 compared to ertapenem, an intravenously, or IV, administered antibiotic, the control therapy for this trial, for the treatment of complicated intra-abdominal infections, or cIAI. In September 2015, we announced that eravacycline did not meet the primary endpoint of statistical non-inferiority in IGNITE2 compared to levofloxacin, an IV and orally administered antibiotic that was the control therapy for the trial. Consistent with guidance issued by the United States Food and Drug Administration, or FDA, with respect to the development of antibiotics for cIAI and our previous discussions with the FDA, we had planned to utilize results from these two phase 3 clinical trials to support submission of a new drug application, or NDA, for eravacycline for the treatment of cIAI and complicated urinary tract infections, or  cUTI. Since the announcement of the IGNITE2 data, we have had and continue to have discussions with the FDA regarding the results of these phase 3 clinical trials and the impact on our ability to file an NDA for eravacycline for the treatment of cIAI and cUTI. We are also evaluating the timing of a regulatory submission for eravacycline to the European Medicines Agency, or EMA. Notwithstanding the outcome of our ongoing discussions with the FDA, we intend to initiate a new phase 3 clinical trial of the IV formulation of eravacycline for the treatment of cUTI in the third quarter of 2016. We have submitted the protocol for this trial to the FDA for review.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect that our expenses will increase as we continue development of eravacycline, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, manufacture drug product for our clinical and pre-clinical trials, conduct pre-commercialization and launch-related activities for eravacycline, conduct our phase 1 clinical trial of TP-271 in healthy volunteers, initiate our planned phase 1 clinical trial of TP-6076 in healthy volunteers and satisfy our obligations under our license agreement with Harvard University, or Harvard. If we obtain marketing approval of eravacycline or any other product candidate, we also expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Our expenses also will increase if and as we:

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

Developing pharmaceutical products, including conducting preclinical studies, clinical trials and manufacturing activities, is a time-consuming, expensive and uncertain process that takes years to complete. In December 2014, we announced that eravacycline met the primary endpoint of statistical non-inferiority compared to ertapenem for the treatment of cIAI. In September 2015, we announced that eravacycline did not meet the primary endpoint of statistical non-inferiority in IGNITE2 compared to levofloxacin. Consistent with guidance issued by the FDA with respect to the development of antibiotics for cIAI and our previous discussions with the FDA, we had planned to utilize results from these two phase 3 clinical trials to support submission of an NDA for eravacycline for the treatment of cIAI and cUTI. Since the announcement of the IGNITE2 data, we have had and continue to have discussions with the FDA regarding the results of these phase 3 clinical trials and the impact on our ability to file an NDA for eravacycline for the treatment of cIAI and cUTI. Notwithstanding the outcome of our ongoing discussions with the FDA, we intend to initiate a new phase 3 clinical trial of the IV formulation of eravacycline for the treatment of cUTI in the third quarter of 2016. We have submitted the protocol for this trial to the FDA for review.

We also expect that our expenses will increase as we continue development of eravacycline, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, including hospital-acquired bacterial pneumonias and other serious and life-threatening infections, manufacture drug product for our clinical and pre-clinical trials, conduct pre-commercialization and launch-related activities for eravacycline, conduct our phase 1 clinical trial of TP-271 in healthy volunteers, initiate our planned phase 1 clinical trial of TP-6076 in healthy volunteers and satisfy our obligations under our license agreement with Harvard. If we obtain marketing approval for eravacycline or any other product candidate that we develop, we also expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses.

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

Currently, our only external source of funds is funding under subcontracts and a subaward awarded to us by CUBRC pursuant to government contracts from BARDA and NIAID and a grant from NIAID. Although the BARDA contract and our subcontract with CUBRC under the BARDA contract have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is $38.4 million from the initial contract date through February 17, 2017, of which $28.8 million had been received through March 31, 2016.

Similarly, although the NIAID contract and our subcontract with CUBRC under the NIAID contract have five-year terms, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond November 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID contract is $11.2 million, of which $8.9 million had been received through March 31, 2016. In addition, although the NIAID grant has a term of five years and our subaward from CUBRC has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond November 30, 2016. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subaward with respect to the NIAID grant is $0.9 million from the initial grant date through May 30, 2016, of which $0.8 million had been received through March 31, 2016.

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

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources in the development of eravacycline for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections. In September 2015, we announced that eravacycline did not meet the primary endpoint of statistical non-inferiority compared to levofloxacin in IGNITE2 for the treatment of cUTI. We had previously conducted IGNITE1, a phase 3 clinical trial for eravacycline for the treatment of patients with cIAI which did meet its primary end point. Consistent with guidance issued by the FDA with respect to the development of antibiotics for cIAI and our previous discussions with the FDA, we had planned to utilize results from these two phase 3 clinical trials to support submission of an NDA for eravacycline for the treatment of cIAI and cUTI. Since the announcement of the IGNITE2 data, we have had and continue to have discussions with the FDA regarding the results of these phase 3 clinical trials and the impact on our ability to file an NDA for eravacycline for the treatment of cIAI and cUTI. Notwithstanding the outcome of our ongoing discussions with the FDA, we intend to initiate a new phase 3 clinical trial of the IV formulation of eravacycline for the treatment of cUTI in the third quarter of 2016. The results of this trial may not be successful. We have submitted the protocol for this trial to the FDA for review.

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

The clinical development of eravacycline and other product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to achieve efficacy in a trial or across a broad population of patients, the occurrence of severe adverse events, failure to comply with protocols or applicable regulatory requirements, and determination by the FDA or any comparable foreign regulatory authority that a drug product is not approvable. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, although eravacycline achieved favorable results in the lead-in part of our phase 3 clinical trial in cUTI, the pivotal portion of the phase 3 clinical trial did not meet the primary endpoint of statistical non-inferiority compared to levofloxacin. Since the announcement of the IGNITE2 data, we have had and continue to have discussions with the FDA regarding the results of these phase 3 clinical trials and the impact on our ability to file an NDA for eravacycline for the treatment of cIAI and cUTI. We may fail to achieve success in this or any other future clinical trial for eravacycline. Notwithstanding the outcome of our ongoing discussions with the FDA, we intend to initiate a new phase 3 clinical trial of the IV formulation of eravacycline for the treatment of cUTI in the third quarter of 2016. We have submitted the protocol for this trial to the FDA for review. The results of this trial may not be successful.

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

We do not currently have nor do we plan to build the internal infrastructure or capability to manufacture eravacycline or our other product candidates for use in the conduct of our clinical trials or for commercial supply. We currently rely on and expect to continue to rely on third-party contract manufacturers to manufacture clinical supplies of eravacycline and our other product candidates, and we expect to rely on third-party contract manufacturers to manufacture registration batches and commercial quantities of any product candidate that we commercialize following approval for marketing by applicable regulatory authorities. Reliance on third-party manufacturers entails risks, including:

•

delays in the manufacture of our clinical drug supply, registration and validation batches and commercial supply if our third-party manufacturers give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreement between us;

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

We are increasingly dependent on information technology systems, infrastructure and data security. Any attack on our systems, infrastructure or data security could cause serious harm to our business.

Data privacy, security breaches or service interruptions may pose a risk that sensitive data including intellectual property, trade secrets or personal information belonging to us or our business partners may be exposed to unauthorized persons or to the public. Cyber-attacks are growing in their frequency, sophistication and intensity. Our third-party vendors face similar risks and any security breach of their systems could adversely affect us. While we have not yet experienced cyber-attacks and intrusions into our information technology infrastructure, there can be no assurance that our efforts will prevent or detect future service interruptions or breaches in our systems.  Any such future breach may adversely affect our business and operations.

Risks Related to Our Common Stock

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

Our stock price may be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, our stock traded within a range of a high price of $52.90 per share and a low price of $3.48 per share for the period beginning March 20, 2013, our first day of trading on the NASDAQ Global Select Market, through May 2, 2016. As a result of this volatility, investors may not be able to sell their common stock at or above the prices they paid for it. The market price for our common stock may be influenced by many factors, including:

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

We are currently subject to class action litigation due to stock price volatility, which could distract our management and could result in substantial costs or large judgments against us.

The stock market frequently experiences extreme price and volume fluctuations. In September 2015, we experienced a significant decline in our stock price based, in large part, on our announcement that the phase 3 clinical trial for eravacycline for the treatment of patients with cUTI did not meet the primary endpoint of statistical non-inferiority compared to levofloxacin. In addition, the market prices of securities of companies in the biotechnology and pharmaceutical industry have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations could adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. In fact, in January 2016 and March 2016, class action lawsuits were filed against us in the United States District Court for the District of Massachusetts. Due to the volatility in our stock price, we may be the target of similar litigation in the future.

In connection with such litigation, we could incur substantial costs and such costs and any related settlements or judgments may not be covered by insurance. We could also suffer an adverse impact on our reputation and a diversion of management’s attention and resources, which could cause serious harm to our business, operating results and financial condition.

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

Date: May 4, 2016	TETRAPHASE PHARMACEUTICALS, INC.

	By:	/s/ Christopher Watt
Christopher Watt
Vice President, Finance

EXHIBIT INDEX

Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Form No.	Date Filed with the SEC	Exhibit Number	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X