Form 10-Q
period 2016-06-30
TETRAPHASE PHARMACEUTICALS INC
filed 2016-08-04
CIK 1373707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 2, 2016 there were 36,698,560 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

TETRAPHASE PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$178,311	$205,912
Accounts receivable	2,981	4,151
Prepaid expenses and other current assets	5,257	3,705
Total current assets	186,549	213,768
Property and equipment, net	982	943
Restricted cash	199	199
Other assets	—	7
Total assets	$187,730	$214,917
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,542	$2,857
Accrued expenses	6,609	6,931
Deferred revenue	1,195	909
Total current liabilities	10,346	10,697
Deferred rent, net of current portion	137	165
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 125,000 shares authorized; 36,654 and 36,585 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	37	37
Additional paid-in capital	480,771	473,670
Accumulated deficit	(303,561)	(269,652)
Total stockholders’ equity	177,247	204,055
Total liabilities and stockholders’ equity	$187,730	$214,917

See accompanying notes to condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$1,243	$3,343	$3,205	$6,359
Operating expenses
Research and development	13,746	22,907	27,269	41,780
General and administrative	4,759	6,489	10,012	11,393
Total operating expenses	18,505	29,396	37,281	53,173
Loss from operations	(17,262)	(26,053)	(34,076)	(46,814)
Other income (expense)
Other income (expense), net	94	10	167	(216)
Net loss	$(17,168)	$(26,043)	$(33,909)	$(47,030)
Net loss per share-basic and diluted	$(0.47)	$(0.72)	$(0.93)	$(1.38)
Weighted-average number of common shares used in net loss per share-basic and diluted	36,629	36,207	36,614	33,991
Comprehensive loss	$(17,168)	$(26,043)	$(33,909)	$(47,030)

See accompanying notes to condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Operating activities
Net loss	$(33,909)	$(47,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	136	66
Amortization of deferred financing costs and debt discount	—	93
Accretion of final interest payment on term loans	—	45
Stock-based compensation expense	6,985	6,717
Loss from disposal of property and equipment	—	2
Changes in operating assets and liabilities:
Accounts receivable	1,169	35
Prepaid expenses and other assets	(1,543)	(765)
Accounts payable	(315)	1,681
Accrued expenses and accrued final interest payment on term loan	(350)	(388)
Deferred revenue	285	266
Net cash used in operating activities	(27,542)	(39,278)
Investing activities
Purchases of property and equipment	(175)	(714)
Net cash used in investing activities	(175)	(714)
Financing activities
Proceeds from sale of common stock, net of issuance costs	—	162,151
Repayment of term loan payable	—	(4,646)
Proceeds from issuance of stock under stock plans	116	3,524
Net cash provided by financing activities	116	161,029
Net (decrease) increase in cash and cash equivalents	$(27,601)	$121,037
Cash and cash equivalents at beginning of period	205,912	121,042
Cash and cash equivalents at end of period	$178,311	$242,079
Supplemental cash flow and noncash financing activities
Cash paid for interest	—	$97

See accompanying notes to condensed consolidated financial statements

Tetraphase Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Organization and Operations

Tetraphase Pharmaceuticals, Inc. (the “Company”) is a clinical-stage biopharmaceutical company that was incorporated in Delaware on July 7, 2006 and has a principal place of business in Watertown, Massachusetts. The Company is using its proprietary chemistry technology to create novel antibiotics for serious and life-threatening multidrug-resistant infections. The Company is developing its lead product candidate eravacycline, a fully synthetic tetracycline derivative, as a broad-spectrum intravenous (“IV”) and oral antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including multidrug-resistant Gram-negative infections. The Company is conducting a global phase 3 clinical program for eravacycline called IGNITE (Investigating Gram-Negative Infections Treated with Eravacycline) which initially consisted of two phase 3 clinical trials: IGNITE1, a clinical trial evaluating the safety and efficacy of eravacycline with IV administration for the treatment of complicated intra-abdominal infections (“cIAI”), and IGNITE2, a second phase 3 clinical trial evaluating the safety and efficacy of eravacycline for the treatment of complicated urinary tract infections (“cUTI”), with IV-to-oral transition therapy. The Company is also pursuing the discovery and development of additional antibiotics that target unmet medical needs, including multidrug-resistant Gram-negative bacteria.

In December 2014, the Company announced that in IGNITE 1 eravacycline met the primary endpoint of statistical non-inferiority compared to ertapenem, the control therapy for the trial, for the treatment of cIAI. In September 2015, the Company announced that eravacycline did not meet the primary endpoint of statistical non-inferiority in IGNITE 2 compared to levofloxacin, the control therapy for this trial. Consistent with guidance issued by the United States Food and Drug Administration (“FDA”) with respect to the development of antibiotics for cIAI and the Company’s previous discussions with the FDA, the Company had planned to utilize results from these two phase 3 clinical trials to support submission of a new drug application (“NDA”) for eravacycline for the treatment of cIAI and cUTI. Following discussions with the FDA regarding the results of IGNITE1 and IGNITE2, the Company plans to conduct IGNITE4, a second phase 3 clinical trial evaluating the efficacy and safety of twice-daily IV eravacycline compared to meropenem, the control therapy in this trial, in patients with cIAI. The Company expects to enroll approximately 450 patients and the primary analysis will be conducted using a 12.5% non-inferiority margin. The Company expects to initiate this clinical trial in the fourth quarter of 2016, with top-line results expected as early as the fourth quarter of 2017. If IGNITE4 is successful, the Company plans to use the results from IGNITE1 and IGNITE4 to support submission of an NDA for IV eravacycline for the treatment of cIAI. The Company also plans to conduct IGNITE3, a second phase 3 clinical trial to evaluate the efficacy and safety of once-daily IV eravacycline in patients with cUTI. If IGNITE3 is successful, the Company plans to use the results from IGNITE3 to support submission of a supplemental new drug application for IV eravacycline for the treatment of cUTI. The Company is also evaluating the timing of a regulatory submission for eravacycline to the European Medicines Agency.

Separately, the Company continues to develop an oral dose formulation of eravacycline. A phase 1 clinical program is ongoing which is designed to evaluate and optimize the oral dosing regimen for eravacycline. During the second quarter of 2016, the Company completed preliminary clinical testing which indicates that the overall efficacy results in IGNITE2 were driven by lower systemic exposures after oral dosing due to a food effect. Preliminary clinical testing also suggests that administration of oral eravacycline in a fasted state results in increased drug exposure. Further clinical testing is now underway to evaluate several additional variables associated with optimizing the oral eravacycline dosing regimen.

In January 2016, the Company initiated a phase 1 clinical trial of the IV formulation of TP-271, a fully synthetic tetracycline derivative being developed for respiratory disease caused by bacterial biothreat pathogens, in healthy volunteers. In addition to eravacycline and TP-271, the Company is pursuing the discovery and development of additional antibiotics to target unmet medical needs, including multidrug-resistant Gram-negative bacteria. The Company has selected TP-6076, a fully synthetic tetracycline derivative, as a lead candidate under the Company’s second-generation program and in July 2016 the Company initiated a phase 1 clinical trial of the IV formulation of TP-6076 in healthy volunteers.

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

The Company has incurred annual net operating losses in every year since its inception. As of June 30, 2016, the Company had incurred losses since inception of $303.6 million. The Company has not generated any product revenues and has financed its operations primarily through public offerings and private placements of its equity securities, debt financings and funding from the United States government.

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2015 contained in the Company’s annual report on Form 10-K filed with the SEC on February 25, 2016 (the “2015 Form 10-K”). The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2016, and the results of operations and comprehensive loss and cash flows for the three and six months ended June 30, 2016 and 2015. Interim operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for future interim periods or for the fiscal year ending December 31, 2016.

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

Concentrations of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents and restricted cash. The Company maintains its cash and cash equivalent balances in the form of cash and money market accounts with financial institutions that management believes are creditworthy. The Company’s investment policy includes guidelines on the quality of the institutions and financial instruments and defines allowable investments that the Company believes minimize its exposure to concentration of credit risk. The Company’s accounts receivable balance consists of amounts from the U.S. government. As a result there is low risk of non-collection. The Company has no financial instruments with off-balance-sheet risk of loss.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents at June 30, 2016 and December 31, 2015 consisted of cash and money market funds.

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

Financial instruments measured at fair value as of June 30, 2016 and December 31, 2015 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance	Level 1	Level 2	Level 3
June 30, 2016
Cash	$1,321	$1,321	$—	$—
Money market funds, included in cash equivalents	$176,990	$176,990	$—	$—
December 31, 2015
Cash	$2,065	$2,065	$—	$—
Money market funds, included in cash equivalents	$203,847	$203,847	$—	$—

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Accounts Receivable

In September 2011, the National Institutes of Health’s (“NIH”) National Institute of Allergy and Infectious Diseases (“NIAID”) division awarded a contract of up to $35.8 million over a five-year term for the development of TP-271, a phase 1 compound, for respiratory disease caused by bacterial biothreat pathogens (“NIAID Contract”) (Note 3). The Company is collaborating with CUBRC Inc. (“CUBRC”), an independent, not for profit, research corporation that specializes in U.S. government-based contracts, on this NIAID Contract and has entered into a subcontract with CUBRC. This subcontract could potentially provide funding to the Company of up to approximately $13.3 million over the five-year term, including committed funding of $12.6 million from the initial contract date through May 31, 2017, of which $9.8 million had been received by the Company through June 30, 2016. In addition during 2011, the Company was a subawardee under a separate grant from NIAID (“NIAID Grant”) (Note 3).

In January 2012, the Biomedical Advanced Research and Development Authority (“BARDA”), an agency of the U.S. Department of Health and Human Services, awarded a contract of up to $67.0 million for the development of eravacycline as a potential countermeasure for the treatment of disease caused by bacterial biothreat pathogens (“BARDA Contract”). The funding under the BARDA Contract is also being used for certain activities in the development of eravacycline to treat certain infections caused by life-threatening multidrug-resistant bacteria. The Company is also collaborating with CUBRC on the BARDA Contract and has entered into a subcontract with CUBRC. This subcontract could potentially provide funding to the Company of up to approximately $39.8 million, including committed funding of $38.4 million from the initial contract date through February 17, 2017, of which $29.8 million had been received by the Company through June 30, 2016 (Note 3).

Accounts receivable at June 30, 2016 and December 31, 2015 represent amounts due from CUBRC under the Company’s subcontracts under the NIAID Contract and the BARDA Contract and under the Company’s subaward under the NIAID Grant. The Company’s practice is to bill the prime contractor, CUBRC, amounts for which the Company has been invoiced by third parties in the case of contract research or subcontractor costs or for internal costs incurred. Expenses directly associated with the Company’s NIAID and BARDA Contracts and NIAID Grant that have been accrued at the end of the reporting period are not billed to the prime contractor until third-party invoices have been received or until internal costs have been paid. Unbilled accounts receivable related to the NIAID Contract, the BARDA Contract and the subaward under the NIAID Grant, included in accounts receivable in the accompanying balance sheets, were $0.6 million and $2.2 million at June 30, 2016 and December 31, 2015, respectively.

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

 Restricted Cash

At June 30, 2016 and December 31, 2015 the Company had $199,000 in restricted cash deposits with a bank, of which $159,000 is collateral for a letter of credit issued to the landlord of the Company’s leased facility. If the Company defaults on its rental obligations, $159,000 will be payable to the landlord. In addition, the Company has $40,000 in restricted cash to secure the Company’s corporate credit card issued through the same bank.

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

Recent Accounting Pronouncements Issued

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for the Company on January 1, 2019. The Company is currently evaluating the potential impact that this standard may have on its financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective for the Company on January 1, 2017. The Company is currently evaluating the potential impact that this standard may have on its financial position, results of operations and cash flows.

 In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with

Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company is currently evaluating the potential impact that this update may have on its financial position, results of operations and cash flows.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This new standard gives a company’s management the final responsibilities to decide whether there is substantial doubt about the company’s ability to continue as a going concern and to provide related footnote disclosures. The standard provides guidance to management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that companies commonly provide in their footnotes. Under the new standard, management must decide whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued, or within one year after the date that the financial statements are available to be issued when applicable. This guidance is effective for annual reporting ending after December 15, 2016, including interim periods within the year of adoption, with early application permitted. The Company does not expect that the adoption of ASU 2014-15 will have a material impact on its financial position, results of operations or cash flows, however, it may require additional disclosure in future periods.

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

The amounts in the table below were excluded from the calculation of diluted weighted-average shares outstanding, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	June 30,
	2016	2015
Warrants	1,103	1,103
Unvested restricted stock units	475,100	-
Outstanding stock options	4,221,517	4,004,187

(3) Significant Agreements and Contracts

License Agreement

In August 2006, the Company entered into a license agreement for certain intellectual property with Harvard University (“Harvard”). Under the license agreement, as of June 30, 2016, the Company has paid Harvard an aggregate of $4.1 million in upfront license fees and development milestone payments, and has issued 31,379 shares of common stock to Harvard.

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

Although the BARDA Contract and the Company’s subcontract with CUBRC under the BARDA Contract have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to the Company. Committed funding from CUBRC under the Company’s BARDA subcontract is $38.4 million through February 17, 2017, the current contract end date, as a result of the exercise of several options by BARDA under the BARDA Contract. Total funds of $29.8 million had been received by the Company through June 30, 2016 under this contract. During the three months ended June 30, 2016 and 2015, the Company recognized revenue of $0.5 million and $3.2 million, respectively, from the Company’s subcontract under the BARDA Contract. During the six months ended June 30, 2016 and 2015, the Company recognized revenue of $1.6 million and $5.9 million, respectively, from the Company’s subcontract under the BARDA Contract

NIAID Grant and Contract for TP-271

The Company has received funding for its phase 1 compound TP-271 under two awards from NIAID for the development, manufacturing and clinical evaluation of TP-271 for respiratory diseases caused by biothreat and antibiotic-resistant public health pathogens, as well as bacterial pathogens associated with community-acquired bacterial pneumonia:

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

Although the NIAID Contract, the NIAID Grant and the Company’s subcontract with CUBRC under the NIAID Contract have terms of five years, and the Company’s subaward under the NIAID Grant has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond May 31, 2017. To the extent that NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to the Company. As of June 30, 2016, committed funding from CUBRC under the Company’s subcontract with respect to the NIAID Contract is $12.6 million through the current contract end date which has been extended to May 31, 2017, of which $9.8 million had been received through June 30, 2016. Committed funding from CUBRC under the Company’s subaward with respect to the NIAID Grant is $0.9 million through the current contract end date which has been extended to May 31, 2017, of which $0.8 million had been received through June 30, 2016.

During the three months ended June 30, 2016 and 2015, the Company recognized revenue of $0.7 million and $0.1 million, respectively, from the Company’s subcontract under the NIAID Contract. During the three months ended June 30, 2016 and 2015, the Company recognized revenue of $43,000 and $1,000, respectively, from the Company’s subaward under the NIAID Grant. During the six months ended June 30, 2016 and 2015, the Company recognized revenue of $1.6 million and $0.3 million, respectively, from the Company’s subcontract under the NIAID Contract. During the six months ended June 30, 2016 and 2015, the Company recognized revenue of $63,000 and $65,000, respectively, from the Company’s subaward under the NIAID Grant.

(4) Accrued Expenses

Accrued expenses at June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Salaries and benefits	$1,811	$1,856
Drug supply and development	1,773	2,971
Clinical trial related	1,449	677
Professional fees	579	684
Preclinical	486	303
Other	511	440
Total	$6,609	$6,931

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

(6) Stock-based Compensation

In February 2013, the Company’s board of directors and stockholders approved, effective upon the closing of the IPO, the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards for the purchase of that number of shares of Common Stock equal to the sum of (i) 1,688,777 shares of Common Stock, (ii) 258,265 shares of Common Stock that were reserved for issuance under the 2006 Plan that remained available for issuance under the 2006 Plan upon the closing of the IPO, and (iii) any shares of Common Stock subject to awards under the 2006 Plan which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company without having been fully exercised or resulting in any Common Stock being issued. In addition, the number of shares of Common Stock that may be issued under the 2013 Plan is subject to automatic annual increases, to be added on January 1 of each year through and including January 1, 2023, equal to the number of shares that is the lesser of (a) 3,000,000, (b) 4% of the then outstanding shares of Common Stock or (c) an amount determined by the Company’s board of directors. In January 2014, the number of shares authorized for issuance under the 2013 Plan increased by 1,025,171 shares. In January 2015, the number of shares authorized for issuance under the 2013 Plan increased by 1,232,232 shares. In January 2016, the number of shares authorized for issuance under the 2013 Plan increased by 1,463,391 shares. As of June 30, 2016, 1,229,286 shares were available for future issuance under the 2013 Plan.

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

Stock option activity at June 30, 2016 and changes during the six months then ended is presented in the table and narrative below (in thousands except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	3,833,806	$22.72	7.80	$5,439
Granted	1,211,700	7.91
Exercised	(47,797)	1.12
Forfeited	(776,192)	23.00
Options outstanding at June 30, 2016	4,221,517	$18.67	7.72	$869
Options vested or expected to vest at June 30, 2016 (1)	3,896,547	$18.52	7.61	$863
Options exercisable at June 30, 2016	1,742,767	$14.92	6.18	$841

(1)

This represents the number of vested options as of June 30, 2016, plus the number of unvested options that the Company estimated as of June 30, 2016 would vest, based on the unvested options at June 30, 2016, as adjusted for the estimated forfeiture rate.

The aggregate intrinsic value in the table above was calculated for all in-the-money options equal to the difference between the Company’s closing common stock price on June 30, 2016 and the exercise price of the options, multiplied by the number of in-the-money options. As of June 30, 2016, there was $23.1 million of total unrecognized stock-based compensation cost related to employee and non-employee unvested stock options granted under the 2006 Plan and the 2013 Plan. Total unrecognized compensation cost will be adjusted for future forfeitures. The Company expects to recognize that cost over a remaining weighted-average period of 2.6 years.

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

The Company estimates the fair value of each employee and director stock option award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

Three Months Ended
June 30,
	2016	2015
Volatility factor	86.63-87.37%	56.49-58.39%
Expected term (in years)	5.31-6.11	5.31-6.11
Risk-free interest rates	1.25-1.38%	1.46-1.94%
Dividend yield	—	—

Six Months Ended
June 30,
	2016	2015
Volatility factor	85.77-87.37%	56.49-58.64%
Expected term (in years)	5.31-6.11	5.31-6.11
Risk-free interest rates	1.25-1.85%	1.35-1.94%
Dividend yield	—	—

Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Research and development	$1,089	$1,210	$3,480	$2,515
General and administrative	1,720	2,667	3,505	4,202
Total	$2,809	$3,877	$6,985	$6,717

Stock Option Grants to Non-employees

During the year ended December 31, 2014, the Company granted nonqualified options to purchase 110,000 shares of common stock to non-employee consultants, with an average exercise price of $12.56 per share. The Company initially valued these options using the Black-Scholes option-pricing model and revalues the options at each reporting period and as the options vest and are recognized as expense using the accelerated attribution method over the related service period. Of these options, options to purchase 100,000 shares were cancelled during the year ended December 31, 2015. The re-measurement of the remaining non-employee options to purchase 10,000 shares resulted in less than $1,000 of expense during the three months ended June 30, 2016, and a reversal of expense of $(11,000) during the six months ended June 30, 2016. Stock-based compensation expense related to stock options granted to non-employees was $1.0 million and $1.3 million for the three and six months ended June 30, 2015, respectively.

Restricted Stock Units

In October 2015, the Company granted restricted stock units to employees. These restricted stock units vest in full after one year subject to continued employment with the Company and had a grant date fair value of $7.81 per share, which was the closing price of the Company’s common stock on the date of grant. In January 2016, the Company granted additional restricted stock units to employees. These restricted stock units vest in annual increments over three years, subject to continued employment with the company and had a grant date fair value of $8.47 per share, which was the closing price of the Company’s common stock on the date of grant. The Company recorded stock based compensation expense of $0.2 million and $1.0 million related to restricted stock units for the three and six months ended June 30, 2016, respectively. The restricted stock activity for the six months ended June 30, 2016 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2015	308,875	$7.81
Granted	296,680	8.47
Cancelled	(130,455)	7.99
Expired	-	-
Vested/Released	-	-
Unvested at June 30, 2016	475,100	$8.17

As of June 30, 2016, there was $2.0 million of total unrecognized stock-based compensation expense related to restricted stock units granted under the 2013 Plan. The expense is expected to be recognized over a weighted-average period of 1.5 years.

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

Overview

We are a clinical-stage biopharmaceutical company using our proprietary chemistry technology to create novel antibiotics for serious and life-threatening multidrug-resistant infections. We are using our proprietary chemistry technology to create novel antibiotics for serious and life-threatening multidrug-resistant infections. We are developing our lead product candidate, eravacycline, a fully synthetic tetracycline derivative, as a broad-spectrum intravenous, or IV, and oral antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including multidrug-resistant Gram-negative infections. We are conducting a global phase 3 clinical program for eravacycline called IGNITE (Investigating Gram-Negative Infections Treated with Eravacycline), which initially consisted of two phase 3 clinical trials: IGNITE1, our phase 3 clinical trial evaluating the safety and efficacy of eravacycline with IV administration for the treatment of complicated intra-abdominal infections, or cIAI, and IGNITE2, our second phase 3 clinical trial evaluating the safety and efficacy of eravacycline for the treatment of complicated urinary tract infections, or cUTI, with IV-to-oral transition therapy. We are also pursuing the discovery and development of additional antibiotics that target unmet medical needs, including multidrug-resistant Gram-negative bacteria.

In December 2014, we announced that eravacycline met the primary endpoint of statistical non-inferiority compared to ertapenem in IGNITE1 for the treatment of cIAI. In September 2014, we announced positive data from the lead-in portion of IGNITE2, and in October 2014, we announced the selection of the oral dose for the IV-to-oral transition therapy (1.5 mg/kg IV followed by 200 mg oral dose) to be evaluated in the pivotal portion of IGNITE2 and the initiation of patient enrollment. We completed enrollment of the pivotal portion of IGNITE2 in May 2015 and in September 2015, we announced that eravacycline did not meet the primary endpoint of statistical non-inferiority compared to levofloxacin in IGNITE2 for the treatment of cUTI. Consistent with guidance issued by the United States Food and Drug Administration, or FDA, with respect to the development of antibiotics for cIAI and our previous discussions with the FDA, we had planned to utilize results from these two phase 3 clinical trials to support submission of an NDA for eravacycline for the treatment of cIAI and cUTI. Following discussions with the FDA, we plan to conduct IGNITE4, a second phase 3 clinical trial evaluating the efficacy and safety of twice-daily IV eravacycline compared to meropenem, the control therapy in this trial, in patients with cIAI. We expect to enroll approximately 450 patients and the primary analysis will be conducted using a 12.5% non-inferiority margin. We expect to initiate this clinical trial in the fourth quarter of 2016, with top-line results expected as early as the fourth quarter of 2017. If IGNITE4 is successful, we plan to use the results from IGNITE1 and IGNITE4 to support submission of an NDA for IV eravacycline for the treatment of cIAI. We also plan to conduct IGNITE3, a second phase 3 clinical trial to evaluate the efficacy and safety of once-daily IV eravacycline in patients with cUTI. If IGNITE3 is successful, we plan to use the results from IGNITE3 to support submission of a supplemental new drug application, or sNDA, for IV eravacycline for the treatment of cUTI. We are also evaluating the timing of a regulatory submission for eravacycline to the European Medicines Agency, or EMA.

Separately, we continue to develop an oral dose formulation of eravacycline. A phase 1 clinical program is ongoing which is designed to evaluate and optimize the oral dosing regimen for eravacycline. During the second quarter of 2016, we completed preliminary clinical testing which indicates that the overall efficacy results in IGNITE2 were driven by lower systemic exposures after oral dosing due to a food effect. Preliminary clinical testing also suggests that administration of oral eravacycline in a fasted state results in increased drug exposure. Further clinical testing is now underway to evaluate several additional variables associated with optimizing the oral eravacycline dosing regimen.

In January 2016, we initiated a phase 1 clinical trial of the IV formulation of TP-271, a fully synthetic tetracycline derivative being developed for respiratory disease caused by bacterial biothreat pathogens, in healthy volunteers. In addition to eravacycline and TP-271, we are pursuing the discovery and development of additional antibiotics to target unmet medical needs, including multidrug-resistant Gram-negative bacteria. We have selected TP-6076, a fully synthetic tetracycline derivative, as a lead candidate under our second-generation program and in July 2016 we initiated a phase 1 clinical trial in of the IV formulation of TP-6076 in healthy volunteers.

We commenced business operations in July 2006. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary chemistry technology, identifying potential product candidates and undertaking preclinical studies and clinical trials of our product candidates. To date, we have not generated any product revenue and have primarily financed our operations through public offerings and private placements of our equity securities, debt financings and funding from the United States government. As of June 30, 2016, we had received an aggregate of $460.5 million in net proceeds from the issuance of equity securities and borrowings under debt facilities and an aggregate of $40.5 million from government grants and contracts. As of June 30, 2016, our principal source of liquidity was cash and cash equivalents, which totaled $178.3 million.

As of June 30, 2016, we had an accumulated deficit of $303.6 million. Our net losses were $17.2 million and $26.0 million for the three months ended June 30, 2016 and 2015, respectively. Our net losses were $33.9 million and $47.0 million for the six months ended June 30, 2016 and 2015, respectively. We expect that our expenses will increase substantially as we commence two additional phase 3 clinical trials of eravacycline for the treatment of patients with cIAI and cUTI, respectively, conduct pre-commercialization and launch-related activities for eravacycline, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, manufacture drug product for our clinical and pre-clinical trials, conduct our phase 1 clinical trials of TP-271 in healthy volunteers, conduct our phase 1 clinical trials of TP-6076 in healthy volunteers and satisfy our obligations under our license agreement with Harvard University, or Harvard. If we obtain marketing approval of eravacycline, we also expect to incur significant sales, marketing, distribution and manufacturing expenses. Furthermore, we expect to incur ongoing research and development expenses relating to our product candidates other than eravacycline and that our general and administrative costs will increase as we grow and continue to operate as a public company, and comply with increased disclosure requirements since we are no longer an emerging growth company.

We believe that our available funds will be sufficient to support our operations into the middle of 2018 which we believe would allow us to obtain results from IGNITE4 and file the NDA for IV eravacycline for the treatment of cIAI. We do not believe these funds will be sufficient, however, to enable us to commercially launch eravacycline, complete IGNITE3, or file an sNDA for IV eravacycline for the treatment of cUTI. It is also possible that we will not achieve the progress that we expect with respect to eravacycline because the actual costs and timing of clinical development activities are difficult to predict and are subject to substantial risks and delays. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Moreover, we will need to generate significant revenue to achieve profitability, and we may never do so.

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

•

We have received funding for our phase 1 compound TP-271 under two awards from the National Institute of Allergy and Infectious Diseases, or NIAID, a division of National Institutes of Health, for the development, manufacturing and clinical evaluation of TP-271 for respiratory diseases caused by biothreat and antibiotic-resistant public health pathogens, as well as bacterial pathogens associated with community-acquired bacterial pneumonia:

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

Although the BARDA Contract and our subcontract with CUBRC under the BARDA Contract have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is $38.4 million from the initial contract date through February 17, 2017, of which $29.8 million had been received through June 30, 2016.

Similarly, although the NIAID Contract and our subcontract with CUBRC under the NIAID Contract have five-year terms, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond May 31, 2017. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID Contract is $12.6 million, from the initial contract date through May 31, 2017, of which $9.8 million had been received through June 30, 2016. In addition, although the NIAID Grant has a term of five years and our subaward from CUBRC has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond May 31, 2017. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subaward with respect to the NIAID Grant is $0.9 million from the initial grant date through May 31, 2017, of which $0.8 million had been received through June 30, 2016.

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

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and laboratory supplies, to each program based on the personnel resources allocated to such program. Expenses related to facilities, consulting, travel, conferences, stock-based compensation and depreciation are not allocated to a program and are separately classified as other research and development expenses. The following table summarizes our research and development expenses on a program-specific basis for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Eravacycline	$6,970	$16,419	$12,860	$29,599
BARDA Contract	197	3,101	1,202	5,767
NIAID Contract and NIAID Grant	653	116	1,321	416
TP-6076	1,967	573	3,121	1,050
Other development programs	489	-	1,100	-
Other research and development	3,470	2,698	7,665	4,948
Total research and development expenses	$13,746	$22,907	$27,269	$41,780

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

As of June 30, 2016, we had incurred an aggregate of $156.2 million in research and development expenses related to the development of eravacycline, and $29.9 million in research and development expenses related to the development of eravacycline that were funded under the BARDA Contract. We expect that our research and development expenses will increase as we commence two additional phase 3 clinical trials of eravacycline for the treatment of patients with cIAI and cUTI, respectively, incur nonclinical, regulatory and drug manufacturing costs in support of NDA-related activities, pursue development of eravacycline for additional indications, advance our other product candidates and satisfy our obligations under our license agreement with Harvard.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

The following table summarizes the results of our operations for each of the three months ended June 30, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	June 30,		Increase/
	2016	2015	(decrease)%
	(in thousands)
Revenues	$1,243	$3,343	$(2,100)	(63)%
Operating expenses:
Research and development	13,746	22,907	(9,161)	(40)%
General and administrative	4,759	6,489	(1,730)	(27)%
Total operating expenses	18,505	29,396	(10,891)	(37)%
Loss from operations	(17,262)	(26,053)	8,791	(34)%
Other income	94	10	84	840%
Net loss	$(17,168)	$(26,043)	$8,875	(34)%

Revenue from U.S. Government Contracts and Grants

The following table sets forth our contract and grant revenue for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,		Increase/
Revenue	2016	2015	(decrease)%
	(in thousands)
BARDA Contract	$483	$3,221	$(2,738)	(85)%
NIAID Contract	718	122	596	489%
NIAID Grant	42	—	42	100%
	$1,243	$3,343	$(2,100)	(63)%

Contract and grant revenue was $1.2 million for the three months ended June 30, 2016 compared to $3.3 million for the three months ended June 30, 2015, a decrease of $2.1 million, or 63%. This decrease was primarily due to the scope and timing of activities conducted under our subcontract with respect to the BARDA Contract during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, offset in part by an increase in activities under our subcontract with respect to the NIAID Contract.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2016 were $13.7 million compared to $22.9 million for the three months ended June 30, 2015, a decrease of $9.2 million, or 40%. This decrease was primarily due to a decrease in clinical trial costs of $5.4 million principally reflecting a decrease in costs for our IGNITE 2 clinical trial as this clinical trial concluded during the three months ended March 31, 2016; a decrease in manufacturing costs of $2.5 million, principally related to a decrease in costs for drug supply in support of our NDA-related activities; a decrease of $1.0 million in manufacturing costs and a decrease of $0.5 million in clinical costs under our government programs due to decreased activity as compared to the three months ended June 30, 2015; and a decrease in certain preclinical activities of $0.4 million. These decreases were offset in part by an increase in personnel-related costs of $0.9 million due to additional headcount.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2016 were $4.8 million compared to $6.5 million for the three months ended June 30, 2015, a decrease of $1.7 million, or 27%. This decrease was primarily due to a decrease in stock-based compensation expense of $0.9 million reflecting non-employee compensation expense during the three months ended June 30, 2015 associated with non-employee stock options that were mostly cancelled in December 2015; and a decrease of $0.5 million in consulting expense due to a decrease in market research and pre-commercialization activities.

Other Income (Expense)

Other income for the three months ended June 30, 2016 was $0.1 million compared to $10,000 for the three months ended June 30, 2015. Other income during the three months ended June 30, 2016 and June 30, 2015 resulted from interest income earned on marketable securities during each period.

Comparison of the Six Months Ended June 30, 2016 and 2015

The following table summarizes the results of our operations for each of the six months ended June 30, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Six Months Ended
	June 30,		Increase/
	2016	2015	(decrease)%
	(in thousands)
Revenues	$3,205	$6,359	$(3,154)	(50)%
Operating expenses:
Research and development	27,269	41,780	(14,511)	(35)%
General and administrative	10,012	11,393	(1,381)	(12)%
Total operating expenses	37,281	53,173	(15,892)	(30)%
Loss from operations	(34,076)	(46,814)	12,738	(27)%
Other income (expense)	167	(216)	383	(177)%
Net loss	$(33,909)	$(47,030)	$13,121	(28)%

Revenue from U.S. Government Contracts and Grants

The following table sets forth our contract and grant revenue for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,		Increase/
Revenue	2016	2015	(decrease)%
	(in thousands)
BARDA Contract	$1,574	$5,945	$(4,371)	(74)%
NIAID Contract	1,568	349	1,219	349%
NIAID Grant	63	65	(2)	(3)%
	$3,205	$6,359	$(3,154)	(50)%

Contract and grant revenue was $3.2 million for the six months ended June 30, 2016 compared to $6.4 million for the six months ended June 30, 2015, a decrease of $3.2 million, or 50%. This decrease was primarily due to the scope and timing of activities conducted under our subcontract with respect to the BARDA Contract during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, offset in part by an increase in activities under our subcontract with respect to the NIAID Contract.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2016 were $27.3 million compared to $41.8 million for the six months ended June 30, 2015, a decrease of $14.5 million, or 35%. This decrease was primarily due to a decrease in clinical trial costs of $11.0 million principally reflecting a decrease in costs for our IGNITE 2 clinical trial as this clinical trial concluded during the three months ended March 31, 2016; a decrease in manufacturing costs of $3.2 million, principally related to a decrease in costs for drug supply in support of our validation batches and NDA-related activities; a decrease of $2.2 million in manufacturing costs under our government programs due to lower manufacturing activity as compared to the six months ended June 30, 2015; and a decrease in certain preclinical activities of $1.2 million, principally related to a decrease in preclinical registration studies for eravacycline, offset in part by pre-commercialization costs for eravacycline and preclinical activities related to TP-6076 and other discovery programs. These decreases were offset in part by an increase in personnel-related costs of $2.0 million due to additional headcount; and an increase in stock-based compensation of $1.0 million resulting from additional headcount and our annual stock option awards and restricted stock units granted to employees during the three months ended March 31, 2016.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2016 were $10.0 million compared to $11.4 million for the six months ended June 30, 2015, a decrease of $1.4 million, or 12%. This decrease was primarily due to a decrease of $1.0 million in consulting expense principally related to a decrease in market research and pre-commercialization activities; and a decrease in stock-based compensation expense of $0.7 million principally resulting from $1.2 million of non-employee compensation expense during the six months ended June 30, 2015 associated with non-employee stock options that were mostly cancelled in December 2015. These decreases were offset in part by an increase in legal fees of $0.3 million, primarily to support ongoing litigation.

Other Income (Expense)

Other income for the six months ended June 30, 2016 was $0.2 million compared to other expense of $(0.2) million for the six months ended June 30, 2015. Other income during the six months ended June 30, 2016 resulted from interest income earned on marketable securities during the period. Other expense during the six months ended June 30, 2015 was primarily related to interest expense under our term loan facility with Silicon Valley Bank and Oxford Finance. The increase in other income (expense) was due to lower interest expense resulting from the payoff of indebtedness under the term loan facility in March 2015.

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

Since our inception, we have funded our operations principally through the receipt of funds from public offerings and private placements of equity securities, debt financings and contract research funding and research grants from the United States government. As of June 30, 2016, we had cash and cash equivalents of approximately $178.3 million. We invest cash in excess of immediate requirements in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of June 30, 2016, our funds were held in cash and money market funds.

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

The following table summarizes our sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Cash Flows from Operations:
Net cash used in operating activities	$(27,542)	$(39,278)
Net cash used in investing activities	(175)	(714)
Net cash provided by financing activities	116	161,029
Net (decrease) increase in cash and cash equivalents	$(27,601)	$121,037

During the six months ended June 30, 2016 and 2015, our operating activities used net cash of $27.5 million and $39.3 million, respectively. The use of net cash in both periods primarily resulted from our net losses and changes in our working capital accounts. The decrease in net cash used in operations for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was due primarily to lower operating expenses during the six months ended June 30, 2016 of $37.3 million as compared to $53.2 million for the six months ended June 30, 2015.

During the six months ended June 30, 2016 and 2015, we used net cash of $0.2 million and $0.7 million, respectively, in our investing activities. The use of net cash in both periods resulted from purchases of property and equipment to facilitate our increased research and development activities and increased headcount.

During the six months ended June 30, 2016 and 2015, our net cash provided by financing activities was $116,000 and $161.0 million, respectively. The net cash provided by financing activities during the six months ended June 30, 2016 was related to proceeds from the exercise of stock options and issuance of stock under our employee stock purchase plan. The net cash provided by financing activities during the six months ended June 30, 2015 was primarily related to proceeds from our March 2015 follow-on public offering of $162.2 million, as well as proceeds from the exercise of stock options and issuance of stock under our employee stock purchase plan of $3.5 million, offset in part by the payoff of indebtedness under our term loan facility in March 2015 of $4.6 million.

Operating Capital Requirements

We expect to incur increasing operating losses for at least the next several years as we commence two additional phase 3 clinical trials of eravacycline for the treatment of patients with cIAI and cUTI, respectively, conduct pre-commercialization and launch-related activities for eravacycline, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, manufacture drug product for our clinical and pre-clinical trials, conduct our phase 1 clinical trials of TP-271 in healthy volunteers, conduct our phase 1 clinical trials of TP-6076 in healthy volunteers and satisfy our obligations under our license agreement with Harvard. We may not be able to complete the development and initiate commercialization of eravacycline or our other product candidates if, among other things, our preclinical research and clinical trials are not successful, our manufacturing efforts are not successful, the FDA or the EMA does not approve eravacycline or our other product candidates when we expect, or at all, or funding under the NIAID Contract, the NIAID Grant or the BARDA Contract is discontinued.

We believe that our available funds will be sufficient to support our operations into the middle of 2018 which would allow us to obtain results from IGNITE4 and file the NDA for IV eravacycline for the treatment of cIAI. We do not believe these funds will be sufficient, however, to enable us to commercially launch eravacycline, complete IGNITE3, or file an sNDA for IV eravacycline for the treatment of cUTI. As a result, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing, design and costs of our planned additional phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI, respectively;
•	the timing and costs of our planned and ongoing clinical trials for our other clinical candidates, including our phase 1 clinical trials for TP-271 and TP-6076;
•	the timing and costs of manufacturing activities related to regulatory filings and anticipated commercial launch;
•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our other product candidates and potential product candidates;
•

the amount of funding that we receive under our subcontracts under the BARDA Contract and the NIAID Contract and under our subaward under the NIAID Grant, and the activities funded under the BARDA Contract, the NIAID Contract and the NIAID Grant;

•	the number and characteristics of product candidates that we pursue;
•	the timing and costs of developing eravacycline for additional indications;
•	the outcome, timing and costs of seeking regulatory approvals;
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

Contractual Obligations

During the six months ended June 30, 2016, there were no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our annual report.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2019. We are currently evaluating the potential impact that this standard may have on our financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective for us on January 1, 2017. We are currently evaluating the potential impact that this standard may have on our financial position, results of operations and cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. We are currently evaluating the potential impact that this update may have on our financial position, results of operations and cash flows.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This new standard gives a company’s management the final responsibilities to decide whether there is substantial doubt about the company’s ability to continue as a going concern and to provide related footnote disclosures. The standard provides guidance to management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that companies commonly provide in their footnotes. Under the new standard, management must decide whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued, or within one year after the date that the financial statements are available to be issued when applicable. This guidance is effective for annual reporting ending after December 15, 2016, including interim periods within the year of adoption, with early application permitted. We do not expect that the adoption of ASU 2014-15 will have a material impact on our financial position, results of operations or cash flows, however, it may require additional disclosure in future periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the six months ended June 30, 2016. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of our annual report.

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

Our management, with the participation of our Chief Executive Officer and Vice President of Finance (Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this quarterly report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

part ii – other information

Item 1 Legal Proceedings

In January and March 2016, securities class action lawsuits were filed against us, our chief executive officer, our former chief operating officer and our former chief financial officer in the United States District Court for the District of Massachusetts. Each complaint was brought on behalf of an alleged class of those who purchased our common stock between March 5, 2015 and September 8, 2015, and alleges claims arising under Sections 10 and 20 of the Securities Exchange Act of 1934, as amended. Each complaint generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning IGNITE2. Each complaint seeks, among other relief, unspecified compensatory damages and attorneys’ fees, and costs. In May 2016, the complaints were consolidated and the court appointed lead plaintiffs and lead counsel. The lead plaintiffs filed a consolidated amended complaint in July 2016. We believe we have valid defenses against these claims, and will engage in a vigorous defense of such litigation.

In addition, in May 2016, Donald Britton filed a shareholder derivative complaint against our chief executive officer; our former chief operating officer; our former chief financial officer; all the members of our current board of directors; a former board member; and against the company as nominal defendant, in Massachusetts Superior Court (Suffolk County). The complaint generally alleges that the individual defendants breached fiduciary duties owed to the company and its shareholders by disseminating materially false and misleading statements to the market concerning IGNITE2. The complaint purports to assert derivative claims against the individual defendants for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, and seeks to recover on behalf of the company for any liability the company incurs as a result of the individual defendants’ alleged misconduct. The complaint seeks declaratory, equitable and monetary relief, an unspecified amount of damages, with interest, and attorney’s fees and costs. We believe we have valid defenses against these claims, and will engage in a vigorous defense of such litigation.

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

We have incurred annual net operating losses in every year since our inception. Our net loss was $33.9 million for the six months ended June 30, 2016, $83.2 million for the year ended December 31, 2015 and $66.7 million for the year ended December 31, 2014. As of June 30, 2016, we had an accumulated deficit of $303.6 million. We have not generated any product revenues and have financed our operations primarily through the public offering and private placements of our equity securities, debt financings and revenue from U.S. government grants and contract awards. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development.

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

Following discussions with the FDA, we plan to conduct IGNITE4, a second phase 3 clinical trial evaluating the efficacy and safety of twice-daily IV eravacycline compared to meropenem, the control therapy in this trial, in patients with cIAI. We expect to enroll approximately 450 patients and the primary analysis will be conducted using a 12.5% non-inferiority margin. We expect to initiate this clinical trial in the fourth quarter of 2016, with top-line results expected as early as the fourth quarter of 2017. If IGNITE4 is successful, we plan to use the results from IGNITE1 and IGNITE4 to support submission of an NDA for IV eravacycline for the treatment of cIAI. We also plan to conduct IGNITE3, a second phase 3 clinical trial to evaluate the efficacy and safety of once-daily IV eravacycline in patients with cUTI. If IGNITE3 is successful, we plan to use the results from IGNITE3 to support submission of a supplemental new drug application, or sNDA, for IV eravacycline for the treatment of cUTI. We are also evaluating the timing of a regulatory submission for eravacycline to the European Medicines Agency, or EMA.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect that our expenses will increase substantially as we commence two additional phase 3 clinical trials of eravacycline for the treatment of patients with cIAI and cUTI, respectively, conduct pre-commercialization and launch-related activities for eravacycline, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, manufacture drug product for our clinical and pre-clinical trials, conduct our phase 1 clinical trials of TP-271 in healthy volunteers, conduct our phase 1 clinical trials of TP-6076 in healthy volunteers and satisfy our obligations under our license agreement with Harvard University, or Harvard. If we obtain marketing approval of eravacycline or any other product candidate, we also expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Our expenses also will increase if and as we:

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize, eravacycline, which will require us to be successful in a range of challenging activities, including:

•	commencing, conducting and successfully completing the additional planned phase 3 clinical trials involving eravacycline;
•	applying for and obtaining marketing approval for eravacycline;
•	protecting and maintaining our rights to our intellectual property portfolio related to eravacycline;
•	contracting for the manufacture of commercial quantities of eravacycline; and
•	establishing sales, marketing and distribution capabilities to effectively market and sell eravacycline.

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

Developing pharmaceutical products, including conducting preclinical studies, clinical trials and manufacturing activities, is a time-consuming, expensive and uncertain process that takes years to complete. We expect that our expenses will increase substantially as we commence two additional phase 3 clinical trials of eravacycline for the treatment of patients with cIAI and cUTI, respectively, conduct pre-commercialization and launch-related activities for eravacycline, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, manufacture drug product for our clinical and pre-clinical trials, conduct our phase 1 clinical trials of TP-271 in healthy volunteers, conduct our phase 1 clinical trials of TP-6076 in healthy volunteers and satisfy our obligations under our license agreement with Harvard. If we obtain marketing approval for eravacycline or any other product candidate that we develop, we also expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses.

We believe that our available funds will be sufficient to support our operations into the middle of 2018 which would allow us to obtain results from IGNITE4 and file the NDA for IV eravacycline for the treatment of cIAI. We do not believe these funds will be sufficient, however, to enable us to commercially launch eravacycline, complete IGNITE3, or file an sNDA for IV eravacycline for the treatment of cUTI. As a result, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

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

Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the timing, design and costs of our planned additional phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI, respectively;
•	the timing and costs of any other additional clinical trials for our other clinical candidates;
•	the timing and costs of manufacturing activities related to regulatory filings and anticipated commercial launch;
•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our other product candidates and potential product candidates;
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

•	the number and characteristics of product candidates that we pursue;
•	the timing and costs of developing eravacycline for additional indications;
•	the outcome, timing and costs of seeking regulatory approvals;
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

Currently, our only external source of funds is funding under subcontracts and a subaward awarded to us by CUBRC pursuant to government contracts from BARDA and NIAID and a grant from NIAID. Although the BARDA contract and our subcontract with CUBRC under the BARDA contract have five-year terms, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is $38.4 million from the initial contract date through February 17, 2017, of which $29.8 million had been received through June 30, 2016.

Similarly, although the NIAID contract and our subcontract with CUBRC under the NIAID contract have five-year terms, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond May 31, 2017. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID contract is $12.6 million, of which $9.8 million had been received through June 30, 2016. In addition, although the NIAID grant has a term of five years and our subaward from CUBRC has a term of 55 months, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond May 31, 2017. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subaward with respect to the NIAID grant is $0.9 million from the initial grant date through May 31, 2017, of which $0.8 million had been received through June 30, 2016.

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

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources in the development of eravacycline for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections. In

September 2015, we announced that eravacycline did not meet the primary endpoint of statistical non-inferiority compared to levofloxacin in IGNITE2 for the treatment of cUTI. We had previously conducted IGNITE1, a phase 3 clinical trial for eravacycline for the treatment of patients with cIAI which did meet its primary end point. Consistent with guidance issued by the FDA with respect to the development of antibiotics for cIAI and our previous discussions with the FDA, we had planned to utilize results from these two phase 3 clinical trials to support submission of an NDA for eravacycline for the treatment of cIAI and cUTI. Following discussions with the FDA regarding the results of IGNITE1 and IGNITE2, we plan to conduct IGNITE4, a second phase 3 clinical trial to evaluate the efficacy and safety of twice-daily IV eravacycline compared to meropenem, the control therapy in this trial, in patients with cIAI. We expect to enroll approximately 450 patients and the primary analysis will be conducted using a 12.5% non-inferiority margin. We expect to initiate this clinical trial in the fourth quarter of 2016, with top-line results expected as early as the fourth quarter of 2017. If IGNITE4 is successful, we plan to use the results from IGNITE1 and IGNITE4 to support submission of an NDA for IV eravacycline for the treatment of cIAI. We also plan to conduct IGNITE3, a second phase 3 clinical trial to evaluate the efficacy and safety of once-daily IV eravacycline in patients with cUTI. If IGNITE3 is successful, we plan to use the results from IGNITE3 to support submission of a sNDA for IV eravacycline for the treatment of cUTI.

Our prospects are substantially dependent on our ability to develop, obtain marketing approval for and successfully commercialize eravacycline. The success of eravacycline will depend on several factors, including the following:

•	successful outcome of discussions with regulatory agencies regarding our planned marketing applications;
•

successful completion and favorable results of our planned additional phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI, respectively, and any additional clinical trials involving eravacycline that we may conduct;

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

Successful development of eravacycline for additional indications will be subject to these same risks.

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

The clinical development of eravacycline and other product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to achieve efficacy in a trial or across a broad population of patients, the occurrence of severe adverse events, failure to comply with protocols or applicable regulatory requirements, and determination by the FDA or any comparable foreign regulatory authority that a drug product is not approvable. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, although eravacycline achieved favorable results in the lead-in part of our phase 3 clinical trial in cUTI, the pivotal portion of the phase 3 clinical trial did not meet the primary endpoint of statistical non-inferiority compared to levofloxacin. As a result, we plan to conduct IGNITE4, a second phase 3 clinical trial to evaluate the efficacy and safety of twice-daily IV eravacycline compared to meropenem, the control therapy in this trial, in patients with cIAI and we also plan to conduct IGNITE3, a second phase 3 clinical trial to evaluate the efficacy and safety of once-daily IV eravacycline in patients with cUTI. We may fail to achieve success in either or both of these phase 3 trials or any other future clinical trial for eravacycline.

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

In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. In the case of our clinical trials, results may differ on the basis of the type of bacteria with which patients are infected. We cannot be certain that IGNITE4, IGNITE3, any phase 2, phase 3 or other clinical trials that we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidates.

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

The inclusion and exclusion criteria for our two planned phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI may adversely affect our enrollment rates for patients in these trials. In addition, many of our competitors also have ongoing clinical trials for product candidates that treat the same indications as eravacycline, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

There are a variety of available therapies marketed for the treatment of resistant or even multidrug-resistant infections that we would expect would compete with eravacycline, including ceftazidime/avibactam, which is marketed by Allergan, Inc. as Avycaz; meropenem, which is marketed by AstraZeneca as Merrem; imipenem/cilastatin, and ertapenem which are marketed by Merck & Co., Inc. as Primaxin and Invanz, respectively; tigecycline, which is marketed by Pfizer, Inc. as Tygacil; levofloxacin, which is marketed by Ortho-McNeil and Johnson & Johnson as Levaquin; and piperacillin/tazobactam, which is marketed by Pfizer, Inc. as Zosyn. Many of the available therapies are well established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. If eravacycline is approved, it may be priced at a significant premium over other competitive products. This may make it difficult for eravacycline to compete with these products.

There are also a number of products currently in phase 3 development by third parties to treat multidrug-resistant infections, including meropenem/RPX7009, which is being developed by The Medicines Company, plazomicin, which is being developed by Achaogen, Inc., and imipenem/relebactam, which is being developed by Merck & Co., Inc. Some of these companies may obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than we do, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

We will require additional funds to complete the development and potential commercialization of eravacycline and our other product candidates. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. For example, we intend to utilize a variety of types of collaboration arrangements for commercialization of eravacycline outside the United States. Our ability to enter into any such collaboration may be significantly delayed, or the terms on which we enter into collaborations may be adversely affected, due to the unfavorable results of the pivotal portion of the phase 3 clinical trial for eravacycline for the treatment of patients with cUTI or if the results from one or both of our two planned phase 3 clinical trials of eravacycline for the treatment of cIAI and cUTI are unfavorable.

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

We do not independently conduct clinical trials of eravacycline. We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities.

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

We have not yet completed registration of our trademarks. Failure to secure those registrations could adversely affect our business.

Four trademark applications for TETRAPHASE PHARMACEUTICALS, our logo, and combinations of those have been allowed in the United States, meaning that we can perfect our registrations when we have commenced use in commerce. TETRAPHASE PHARMACEUTICALS is registered in five other jurisdictions and pending in seven more. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. We have also not yet completed registration of our trademarks for any of our product candidates in any jurisdiction. While we have filed trademark applications for eravacycline, those applications may not be allowed for registration, and registered trademarks may not be obtained, maintained or enforced. During trademark registration proceedings in the United States and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the United States Patent and Trademark Office and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.

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

We are not permitted to market our product candidates in the United States until we receive approval of an NDA from the FDA. We have not submitted an NDA for any of our product candidates. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and efficacy for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product candidate. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. The FDA review process typically takes years to complete. The FDA has substantial discretion in the approval process and may refuse to accept for filing any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies or additional information regarding chemistry, manufacturing and controls for the product candidate. For example, our progress in the development and commercialization of eravacycline has been significantly delayed as a result of the failure of eravacycline to achieve the primary endpoint in IGNITE2 and may be further delayed. Foreign regulatory authorities have differing requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining marketing approval for marketing of a product candidate in one country does not ensure that we will be able to obtain marketing approval in other countries, but the failure to obtain marketing approval in one jurisdiction could negatively impact our ability to obtain marketing approval in other jurisdictions. Delays in approvals or rejections of marketing applications in the United States or foreign countries may be based upon many factors, including regulatory requests for additional analyses, reports, data and studies, regulatory questions regarding, or different interpretations of, data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding product candidates or related products. The FDA or equivalent foreign regulatory authorities may determine that eravacycline or any other product candidate that we develop is not effective, or is only moderately effective, or has undesirable or unintended side effects, toxicities, safety profile or other characteristics that preclude marketing approval or prevent or limit commercial use. The FDA may also find during its pre-approval inspection that the facilities identified in our NDA fail to comply with cGMP requirements, thereby delaying or preventing approval. In addition, any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. If we experience delays in obtaining approval or if we fail to obtain approval of eravacycline or any other product candidate that we develop, the commercial prospects for eravacycline or such other product candidate may be harmed and our ability to generate revenues will be materially impaired.

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

Our stock price may be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, our stock traded within a range of a high price of $52.90 per share and a low price of $3.12 per share for the period beginning January 1, 2015 through August 2, 2016. As a result of this volatility, investors may not be able to sell their common stock at or above the prices they paid for it. The market price for our common stock may be influenced by many factors, including:

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

We are currently subject to class action and shareholder derivative litigation due to stock price volatility, which could distract our management and could result in substantial costs or large judgments against us.

The stock market frequently experiences extreme price and volume fluctuations. In September 2015, we experienced a significant decline in our stock price based, in large part, on our announcement that the phase 3 clinical trial for eravacycline for the treatment of patients with cUTI did not meet the primary endpoint of statistical non-inferiority compared to levofloxacin. In addition, the market prices of securities of companies in the biotechnology and pharmaceutical industry have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations could adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. In fact, in January 2016 and March 2016, class action lawsuits were filed against us, our chief executive officer and certain former executives in the United States District Court for the District of Massachusetts. In addition, in May 2016 a shareholder derivative action was filed against our chief executive officer, certain former executive officers, all the members of our current board of directors, a former board member, and against the company as nominal defendant, in Massachusetts Superior Court (Suffolk County). Due to the volatility in our stock price, we may be the target of similar litigation in the future.

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

Date: August 4, 2016	TETRAPHASE PHARMACEUTICALS, INC.

	By:	/s/ Christopher Watt
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