Form 10-Q
period 2016-09-30
TETRAPHASE PHARMACEUTICALS INC
filed 2016-11-03
CIK 1373707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35837

TETRAPHASE PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5276217
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

480 Arsenal Way, Suite 110,

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

As of November 3, 2016 there were 36,904,415 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

TETRAPHASE PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$162,076	$205,912
Accounts receivable	745	4,151
Prepaid expenses and other current assets	6,692	3,705
Total current assets	169,513	213,768
Property and equipment, net	932	943
Restricted cash	199	199
Other assets	—	7
Total assets	$170,644	$214,917
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,621	$2,857
Accrued expenses	6,214	6,931
Deferred revenue	1,077	909
Total current liabilities	10,912	10,697
Other long term liabilities	176	165
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 125,000 shares authorized; 36,699 and 36,585 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	37	37
Additional paid-in capital	484,190	473,670
Accumulated deficit	(324,671)	(269,652)
Total stockholders’ equity	159,556	204,055
Total liabilities and stockholders’ equity	$170,644	$214,917

See accompanying notes to condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$850	$2,856	$4,055	$9,215
Operating expenses
Research and development	17,190	16,972	44,459	58,752
General and administrative	4,858	3,937	14,870	15,329
Total operating expenses	22,048	20,909	59,329	74,081
Loss from operations	(21,198)	(18,053)	(55,274)	(64,866)
Other income (expense)
Other income (expense), net	88	9	255	(207)
Net loss	$(21,110)	$(18,044)	$(55,019)	$(65,073)
Net loss per share-basic and diluted	$(0.58)	$(0.49)	$(1.50)	$(1.87)
Weighted-average number of common shares used in net loss per share-basic and diluted	36,692	36,463	36,640	34,824
Comprehensive loss	$(21,110)	$(18,044)	$(55,019)	$(65,073)

See accompanying notes to condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities
Net loss	$(55,019)	$(65,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	208	131
Amortization of deferred financing costs and debt discount	—	93
Accretion of final interest payment on term loans	—	45
Stock-based compensation expense	10,313	7,991
Loss from disposal of property and equipment	—	2
Changes in operating assets and liabilities:
Accounts receivable	3,406	392
Prepaid expenses and other assets	(2,980)	(404)
Accounts payable	764	(2,370)
Accrued expenses and accrued final interest payment on term loan	(706)	(1,059)
Deferred revenue	168	127
Net cash used in operating activities	(43,846)	(60,125)
Investing activities
Purchases of property and equipment	(197)	(702)
Net cash used in investing activities	(197)	(702)
Financing activities
Proceeds from sale of common stock, net of issuance costs	—	162,151
Repayment of term loan payable	—	(4,646)
Proceeds from issuance of stock under stock plans	207	4,739
Net cash provided by financing activities	207	162,244
Net (decrease) increase in cash and cash equivalents	$(43,836)	$101,417
Cash and cash equivalents at beginning of period	205,912	121,042
Cash and cash equivalents at end of period	$162,076	$222,459
Supplemental cash flow and noncash financing activities
Cash paid for interest	—	$363

See accompanying notes to condensed consolidated financial statements

Tetraphase Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Organization and Operations

Tetraphase Pharmaceuticals, Inc. (the “Company”) is a clinical-stage biopharmaceutical company that was incorporated in Delaware on July 7, 2006 and has a principal place of business in Watertown, Massachusetts. The Company is using its proprietary chemistry technology to create novel antibiotics for serious and life-threatening multidrug-resistant infections. The Company is developing its lead product candidate eravacycline, a fully synthetic tetracycline derivative, as a broad-spectrum intravenous (“IV”) and oral antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including multidrug-resistant Gram-negative infections. The Company is conducting a global phase 3 clinical program for eravacycline called IGNITE (Investigating Gram-Negative Infections Treated with Eravacycline), which is evaluating eravacycline in complicated intra-abdominal infections (“cIAI”) and complicated urinary tract infections (“cUTI”).

To date, Tetraphase has completed two phase 3 clinical trials: IGNITE1, a clinical trial evaluating the safety and efficacy of eravacycline with IV administration for the treatment of cIAI, and IGNITE2, a phase 3 clinical trial evaluating the safety and efficacy of eravacycline with IV-to-oral transition therapy for the treatment of cUTI. In December 2014, the Company announced that in IGNITE1 eravacycline met the primary endpoint of statistical non-inferiority compared to ertapenem, the control therapy for the trial, for the treatment of cIAI. In September 2015, the Company announced that eravacycline did not meet the primary endpoint of statistical non-inferiority in IGNITE 2 compared to levofloxacin, the control therapy for this trial. Consistent with guidance issued by the United States Food and Drug Administration (“FDA”) with respect to the development of antibiotics for cIAI and the Company’s previous discussions with the FDA, the Company had planned to utilize results from these two phase 3 clinical trials to support submission of a new drug application (“NDA”) for eravacycline for the treatment of cIAI and cUTI.

Following the result of IGNITE2 and further discussion with the FDA, the FDA advised Tetraphase that data from one additional positive phase 3 clinical trial would be required to support an NDA submission for IV eravacycline. The Company is conducting an additional phase 3 clinical trial evaluating the safety and efficacy of eravacycline with IV administration for the treatment of cIAI, IGNITE4. If IGNITE4 is successful, the Company plans to use the results from IGNITE1 and IGNITE4 to support submission of an NDA for IV eravacycline for the treatment of cIAI. The Company also plans to conduct a phase 3 clinical trial evaluating the safety and efficacy of eravacycline with IV administration for the treatment of cUTI, IGNITE3. If IGNITE3 is successful, the Company plans to use the results from IGNITE3 to support submission of a supplemental NDA (“sNDA”) for IV eravacycline for the treatment of cUTI, assuming approval first of IV eravacycline for the treatment of cIAI. The Company is also evaluating the timing of a regulatory submission for eravacycline to the European Medicines Agency.

In October 2016, the Company initiated dosing in IGNITE4, a phase 3 randomized, double-blind, double-dummy, multicenter, prospective study that is designed to assess the efficacy, safety and pharmacokinetics of twice-daily IV eravacycline (1.0 mg/kg every 12 hours) compared to meropenem (1g every 8 hours), the control therapy in this trial, for the treatment of cIAI. The study is expected to enroll approximately 450 adult patients at 75 centers worldwide. The primary endpoint of IGNITE4 is clinical response at the test-of-cure (TOC) visit, which occurs 25 to 31 days after the initial dose of the study drug. The primary efficacy analysis will be conducted using a 12.5% non-inferiority margin in the microbiological intent-to-treat (micro-ITT) population. The Company expects top-line results as early as the fourth quarter of 2017.

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

In January 2016, the Company initiated a phase 1 clinical trial of the IV formulation of TP-271, a fully synthetic tetracycline derivative being developed for respiratory disease caused by antibiotic-resistant public health pathogens, in healthy volunteers. In addition to eravacycline and TP-271, the Company has also selected TP-6076, a second generation fully synthetic tetracycline derivative, focused on targeting multidrug-resistant gram negative bacterial infections, including acinetobacter pathogens. In July 2016, the Company initiated a phase 1 clinical trial of the IV formulation of TP-6076 in healthy volunteers.

The Company is devoting substantially all of its efforts to product research and development, and market development. The Company is subject to a number of risks similar to those of other life science companies in a similar stage of development, including rapid technological change, dependence on key individuals, competition from other companies, compliance with government regulations, protection of proprietary technology, dependence on third parties, product liability, the need for development of commercially viable products, regulatory approval of products, uncertainty of market acceptance of products, and the need to obtain additional financing to fund the development of its product candidates. The Company has not completed development of any product candidate and has devoted substantially all of its financial resources and efforts to research and development, including preclinical and clinical development. The Company expects to continue to incur significant expenses and operating losses for at least the next several years, and expects to require additional financial resources to advance its product candidates.

The Company has incurred annual net operating losses in every year since its inception. As of September 30, 2016, the Company had incurred losses since inception of $324.7 million. The Company has not generated any product revenues and has financed its operations primarily through public offerings and private placements of its equity securities, debt financings and funding from the United States government.

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2015 contained in the Company’s annual report on Form 10-K filed with the SEC on February 25, 2016 (the “2015 Form 10-K”). The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2016, and the results of operations and comprehensive loss and cash flows for the three and nine months ended September 30, 2016 and 2015. Interim operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for future interim periods or for the fiscal year ending December 31, 2016.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents at September 30, 2016 and December 31, 2015 consisted of cash and money market funds.

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

Financial instruments measured at fair value as of September 30, 2016 and December 31, 2015 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance	Level 1	Level 2	Level 3
September 30, 2016
Cash and money market funds	$162,076	$162,076	$—	$—
December 31, 2015
Cash and money market funds	$205,912	$205,912	$—	$—

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Accounts Receivable

In September 2011, the National Institutes of Health’s (“NIH”) National Institute of Allergy and Infectious Diseases (“NIAID”) division awarded a contract of up to $35.8 million for the development of TP-271, a phase 1 compound, for respiratory disease caused by bacterial biothreat pathogens (“NIAID Contract”) (Note 3). The committed funding under the NIAID Contract has increased since the initial award in 2011 due to NIAID’s exercise of options to continue to fund specific work performed by the Company related to TP-271. The Company is collaborating with CUBRC Inc. (“CUBRC”), an independent, not for profit, research corporation that specializes in U.S. government-based contracts, on this NIAID Contract and has entered into a subcontract with CUBRC. This subcontract includes committed funding of up to approximately $15.1 million from the initial contract date through December 31, 2018, of which $10.3 million had been received by the Company through September 30, 2016. The committed funding under the NIAID subcontract has increased since the initial award in 2011 due to NIAID’s exercise of options to continue to fund specific work performed by the Company related to TP-271. In addition during 2011, the Company was a subawardee under a separate grant from NIAID (“NIAID Grant”) (Note 3).

In January 2012, the Biomedical Advanced Research and Development Authority (“BARDA”), an agency of the U.S. Department of Health and Human Services, awarded a contract of up to $67.0 million for the development of eravacycline as a potential countermeasure for the treatment of disease caused by bacterial biothreat pathogens (“BARDA Contract”). The committed funding under the BARDA Contract has increased since the initial award in 2012 due to BARDA’s exercise of options to continue to fund specific work performed by the Company related to eravacycline. The funding under the BARDA Contract is also being used for certain activities in the development of eravacycline to treat certain infections caused by life-threatening multidrug-resistant bacteria. The Company is also collaborating with CUBRC on the BARDA Contract and has entered into a subcontract with CUBRC. This subcontract includes committed funding of up to approximately $41.6 million from the initial contract date through May 10, 2018, of which $32.3 million had been received by the Company through September 30, 2016 (Note 3). The committed funding under the BARDA subcontract has increased since the initial award in 2012 due to BARDA’s exercise of options to continue to fund specific work performed by the Company related to eravacycline.

Accounts receivable at September 30, 2016 and December 31, 2015 represent amounts due from CUBRC under the Company’s subcontracts under the NIAID Contract and the BARDA Contract and under the Company’s subaward under the NIAID Grant. The Company’s practice is to bill the prime contractor, CUBRC, amounts for which the Company has been invoiced by third parties in the case of contract research or subcontractor costs or for internal costs incurred. Expenses directly associated with the Company’s NIAID and BARDA Contracts and NIAID Grant that have been accrued at the end of the reporting period are not billed to the prime contractor until third-party invoices have been received or until internal costs have been paid. Unbilled accounts receivable related to the NIAID Contract, the BARDA Contract and the subaward under the NIAID Grant, included in accounts receivable in the accompanying balance sheets, were $0.4 million and $2.2 million at September 30, 2016 and December 31, 2015, respectively.

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

 Restricted Cash

At September 30, 2016 and December 31, 2015 the Company had $199,000 in restricted cash deposits with a bank, of which $159,000 is collateral for a letter of credit issued to the landlord of the Company’s leased facility. If the Company defaults on its rental obligations, $159,000 will be payable to the landlord. In addition, the Company has $40,000 in restricted cash to secure the Company’s corporate credit card issued through the same bank.

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

Research and Development Expenses

Research and development costs are charged to expense as incurred and include, but are not limited to:

•	personnel-related expenses, including salaries, benefits, and stock-based compensation expense;
•	expenses incurred under agreements with contract research organizations, contract manufacturing organizations and consultants that provide preclinical, clinical, regulatory and manufacturing services;
•	payments made under the Company’s license agreement with Harvard University;
•	the cost of acquiring, developing and manufacturing clinical trial materials and lab supplies;
•	facility, depreciation and other expenses, which include direct and allocated expenses for rent, maintenance of the Company’s facilities, insurance and other supplies; and
•	costs associated with preclinical, regulatory and medical affairs activities.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This new standard gives a company’s management the final responsibilities to decide whether there is substantial doubt about the company’s ability to continue as a going concern and to provide related footnote disclosures. The standard provides guidance to management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that companies commonly provide in their footnotes. Under the new standard, management must decide whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued, or within one year after the date that the financial statements are available to be issued when applicable. This guidance is effective for annual reporting ending after December 15, 2016, including interim periods within the year of adoption, with early application permitted. The Company does not expect that the adoption of ASU 2014-15 will have a material impact on its financial position, results of operations or cash flows; however, it may require additional disclosure in future periods.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This new standard provides guidance to ensure consistency in how transactions are reflected in the statement of cash flows. ASU 2016-15 will be effective for financial statements for fiscal years beginning after December 31, 2017. The company is currently evaluating the potential impact that this standard may have on its statements of cash flows.

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

The amounts in the table below were excluded from the calculation of diluted weighted-average shares outstanding, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	September 30,
	2016	2015
Warrants	1,103	1,103
Unvested restricted stock units	461,858	-
Outstanding stock options	4,053,850	4,193,391

(3) Significant Agreements and Contracts

License Agreement

In August 2006, the Company entered into a license agreement for certain intellectual property with Harvard University (“Harvard”). Under the license agreement, as of September 30, 2016, the Company has paid Harvard an aggregate of $4.4 million in upfront license fees and development milestone payments, and has issued 31,379 shares of common stock to Harvard.

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

Government Grant and Contracts

BARDA Contract for Eravacycline

The Company has received funding for its lead product candidate, eravacycline, under an award from BARDA. In January 2012, BARDA awarded a contract that provides for up to a total of $67.0 million in funding for the development, manufacturing and clinical evaluation of eravacycline for the treatment of disease caused by bacterial biothreat pathogens. The funding under the BARDA Contract is also being used for the development, manufacturing and clinical evaluation of eravacycline to treat certain infections caused by life-threatening multidrug-resistant bacteria.

In connection with the BARDA Contract, in February 2012, the Company entered into a cost-plus-fixed-fee subcontract with CUBRC which currently expires on May 10, 2018 under which the Company was granted initial funding of up to $39.8 million, reflecting the portion of the BARDA Contract funding that may be paid to the Company for its activities. The total committed funding under the BARDA subcontract has increased since the initial award in 2012 due to BARDA’s exercise of options to continue to fund specific work performed by the Company related to eravacycline.

Although the BARDA Contract and the Company’s subcontract with CUBRC under the BARDA Contract have terms which currently expire on May 10, 2018, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to the Company. Committed funding from CUBRC under the Company’s BARDA subcontract is up to $41.6 million through May 10, 2018, the current contract end date, as a result of the exercise of several options by BARDA under the BARDA Contract. Total funds of $32.3 million had been received by the Company through September 30, 2016 under this contract. During the three months ended September 30, 2016 and 2015, the Company recognized revenue of $0.6 million and $2.8 million, respectively, from the Company’s subcontract under the BARDA Contract. During the nine months ended September 30, 2016 and 2015, the Company recognized revenue of $2.2 million and $8.7 million, respectively, from the Company’s subcontract under the BARDA Contract

NIAID Grant and Contract for TP-271

The Company has received funding for its phase 1 compound TP-271 under two awards from NIAID for the development, manufacturing and clinical evaluation of TP-271 for respiratory diseases caused by biothreat and antibiotic-resistant public health pathogens, as well as bacterial pathogens associated with community-acquired bacterial pneumonia:

•	the NIAID Grant awarded in July 2011 that provides up to a total of approximately $2.8 million; and
•	the NIAID Contract awarded in September 2011 that provides up to a total of approximately $35.8 million.

In connection with the NIAID Grant, in November 2011, CUBRC awarded the Company a 55-month, no-fee subaward of approximately $980,000, reflecting the portion of the NIAID Grant funding that may be paid to the Company for its activities.

In connection with the NIAID Contract, in October 2011, the Company entered into a cost-plus-fixed-fee subcontract with CUBRC which currently expires on December 31, 2018 under which the Company may receive funding of up to approximately $15.1 million, reflecting the portion of the NIAID Contract funding that may be paid to the Company for its activities. The total potential committed funding under the NIAID subcontract has increased since the initial award in 2011 due to NIAID’s exercise of options to continue to fund specific work performed by the Company related to TP-271.

Although the NIAID Contract, the NIAID Grant and the Company’s subcontract with CUBRC under the NIAID Contract have terms which currently expire on December 31, 2018, and the Company’s subaward under the NIAID Grant has a term which currently expires on May 31, 2017, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond December 31, 2018. To the extent that NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to the Company. As of September 30, 2016, committed funding from CUBRC under the Company’s subcontract with respect to the NIAID Contract is $15.1 million, of which $10.3 million had been received through September 30, 2016. Committed funding from CUBRC under the Company’s subaward with respect to the NIAID Grant is $0.9 million, of which $0.8 million had been received through September 30, 2016.

During the three months ended September 30, 2016 and 2015, the Company recognized revenue of $0.2 million and $0.1 million, respectively, from the Company’s subcontract under the NIAID Contract. During the three months ended September 30, 2016 and 2015, the Company recognized revenue of $27,000 and $6,000, respectively, from the Company’s subaward under the NIAID Grant. During the nine months ended September 30, 2016 and 2015, the Company recognized revenue of $1.8 million and $0.4 million, respectively, from the Company’s subcontract under the NIAID Contract. During the nine months ended September 30, 2016 and 2015, the Company recognized revenue of $90,000 and $71,000, respectively, from the Company’s subaward under the NIAID Grant.

Sub-lease

In the third quarter of 2016, the Company entered into a sublease with respect to a portion of its principal facilities, which consist of office, research and laboratory space located at 480 Arsenal Way, Watertown, Massachusetts, with an unrelated third party. The term of the sublease expires in November 2019, with the sublessee obligated to pay rent to the Company that approximates the rent the Company is currently paying to its landlord with respect to such portion of its facility.

(4) Accrued Expenses

Accrued expenses at September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Salaries and benefits	$2,342	$1,856
Drug supply and development	1,542	2,971
Professional fees	1,099	677
Clinical trial related	761	684
Preclinical	192	303
Other	278	440
Total	$6,214	$6,931

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

(6) Stock-based Compensation

In February 2013, the Company’s board of directors and stockholders approved, effective upon the closing of the IPO, the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards for the purchase of that number of shares of Common Stock equal to the sum of (i) 1,688,777 shares of Common Stock, (ii) 258,265 shares of Common Stock that were reserved for issuance under the 2006 Plan that remained available for issuance under the Company’s 2006 Stock Incentive Plan, as amended (the “2006 Plan”) upon the closing of the IPO, and (iii) any shares of Common Stock subject to awards under the 2006 Plan which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company without having been fully exercised or resulting in any Common Stock being issued. In addition, the number of shares of Common Stock that may be issued under the 2013 Plan is subject to automatic annual increases, to be added on January 1 of each year through and including January 1, 2023, equal to the number of shares that is the lesser of (a) 3,000,000, (b) 4% of the then outstanding shares of Common Stock or (c) an amount determined by the Company’s board of directors. In January 2014, the number of shares authorized for issuance under the 2013 Plan increased by 1,025,171 shares. In January 2015, the number of shares authorized for issuance under the 2013 Plan increased by 1,232,232 shares. In January 2016, the number of shares authorized for issuance under the 2013 Plan increased by 1,463,391 shares. As of September 30, 2016, 1,365,400 shares were available for future issuance under the 2013 Plan.

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

Stock option activity at September 30, 2016 and changes during the nine months then ended is presented in the table and narrative below (in thousands except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	3,833,806	$22.72	7.80	$5,439
Granted	1,282,825	7.71
Exercised	(92,592)	1.56
Forfeited	(970,189)	21.83
Options outstanding at September 30, 2016	4,053,850	$18.67	7.76	$590
Options vested or expected to vest at September 30, 2016 (1)	3,741,379	$18.60	7.67	$589
Options exercisable at September 30, 2016	1,837,050	$16.67	6.78	$586

(1)

This represents the number of vested options as of September 30, 2016, plus the number of unvested options that the Company estimated as of September 30, 2016 would vest, based on the unvested options at September 30, 2016, as adjusted for the estimated forfeiture rate.

The aggregate intrinsic value in the table above was calculated for all in-the-money options equal to the difference between the Company’s closing common stock price on September 30, 2016 and the exercise price of the options, multiplied by the number of in-the-money options. As of September 30, 2016, there was $20.4 million of total unrecognized stock-based compensation cost related to employee and non-employee unvested stock options granted under the 2006 Plan and the 2013 Plan. Total unrecognized compensation cost will be adjusted for future forfeitures. The Company expects to recognize that cost over a remaining weighted-average period of 2.5 years.

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

The Company estimates the fair value of each employee and director stock option award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended
	September 30,
	2016	2015
Volatility factor	86.47-87.82%	61.12-73.79%
Expected term (in years)	6.11	6.11
Risk-free interest rates	1.25-1.30%	1.58-1.94%
Dividend yield	—	—

Nine Months Ended
September 30,
	2016	2015
Volatility factor	85.77-87.82%	56.49-73.79%
Expected term (in years)	5.31-6.21	5.31-6.11
Risk-free interest rates	1.25-1.85%	1.35-1.94%
Dividend yield	—	—

Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Research and development	$1,744	$1,371	$5,224	$3,886
General and administrative	1,584	(97)	5,089	4,105
Total	$3,328	$1,274	$10,313	$7,991

Stock Option Grants to Non-employees

During the year ended December 31, 2014, the Company granted nonqualified options to purchase 110,000 shares of common stock to non-employee consultants, with an average exercise price of $12.56 per share. The Company initially valued these options using the Black-Scholes option-pricing model and revalues the options at each reporting period and as the options vest and are recognized as expense using the accelerated attribution method over the related service period. During the three and nine months ended September 30, 2015, the re-measurement of the non-employee options combined with the change in the Company’s stock price resulted in a reversal of expense of $2.1 million and $0.8 million, respectively. During the three and nine months ended September 30, 2016, the re-measurement of the remaining non-employee options resulted in a de minimus reversal of expense each period.

Restricted Stock Units

In October 2015, the Company granted restricted stock units to employees. These restricted stock units vest in full after one year subject to continued employment with the Company and had a grant date fair value of $7.81 per share, which was the closing price of the Company’s common stock on the date of grant. In January 2016, the Company granted additional restricted stock units to employees. These restricted stock units vest in annual increments over three years, subject to continued employment with the company and had a grant date fair value of $8.47 per share, which was the closing price of the Company’s common stock on the date of grant. The Company recorded stock based compensation expense of $0.6 million and $1.5 million related to restricted stock units for the three and nine months ended September 30, 2016, respectively. The restricted stock activity for the nine months ended September 30, 2016 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2015	308,875	$7.81
Granted	296,680	8.47
Cancelled	(143,697)	7.99
Expired	-	-
Vested/Released	-	-
Unvested at September 30, 2016	461,858	$8.18

As of September 30, 2016, there was $1.4 million of total unrecognized stock-based compensation expense related to restricted stock units granted under the 2013 Plan. The expense is expected to be recognized over a weighted-average period of 1.3 years.

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

Overview

We are a clinical-stage biopharmaceutical company using our proprietary chemistry technology to create novel antibiotics for serious and life-threatening multidrug-resistant infections. We are developing our lead product candidate, eravacycline, a fully synthetic tetracycline derivative, as a broad-spectrum intravenous, or IV, and oral antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including multidrug-resistant Gram-negative infections. We are conducting a global phase 3 clinical program for eravacycline called IGNITE (Investigating Gram-Negative Infections Treated with Eravacycline) which is evaluating eravacycline in complicated intra-abdominal infections, or cIAI, and complicated urinary tract infections, or cUTI.

To date, we have completed two phase 3 clinical trials: IGNITE1, a clinical trial evaluating the safety and efficacy of eravacycline with IV administration for the treatment of cIAI, and IGNITE2, a phase 3 clinical trial evaluating the safety and efficacy of eravacycline with IV-to-oral transition therapy for the treatment of cUTI. In December 2014, we announced that in IGNITE1 eravacycline met the primary endpoint of statistical non-inferiority compared to ertapenem, the control therapy for the trial, for the treatment of cIAI. In September 2015, we announced that eravacycline did not meet the primary endpoint of statistical non-inferiority in IGNITE 2 compared to levofloxacin, the control therapy for this trial. Consistent with guidance issued by the United States Food and Drug Administration, or FDA, with respect to the development of antibiotics for cIAI and our previous discussions with the FDA, we had planned to utilize results from these two phase 3 clinical trials to support submission of a new drug application, or NDA, for eravacycline for the treatment of cIAI and cUTI.

Following the result of IGNITE2 and further discussion with the FDA, the FDA advised us that data from one additional positive phase 3 clinical trial would be required to support an NDA submission for IV eravacycline. We are conducting an additional phase 3 clinical trial evaluating the safety and efficacy of eravacycline with IV administration for the treatment of cIAI, IGNITE4. If IGNITE4 is successful, we plan to use the results from IGNITE1 and IGNITE4 to support submission of an NDA for IV eravacycline for the treatment of cIAI. We also plan to conduct a phase 3 clinical trial evaluating the safety and efficacy of eravacycline with IV administration for the treatment of cUTI, IGNITE3. If IGNITE3 is successful, we plan to use the results from IGNITE3 to support submission of a supplemental new drug application, or sNDA, for IV eravacycline for the treatment of cUTI, assuming approval first of IV eravacycline for the treatment of cIAI. We are also evaluating the timing of a regulatory submission for eravacycline to the European Medicines Agency, or EMA.

In October 2016, we initiated dosing in IGNITE4, a phase 3 randomized, double-blind, double-dummy, multicenter, prospective study that is designed to assess the efficacy, safety and pharmacokinetics of twice-daily IV eravacycline (1.0 mg/kg every 12 hours) compared to meropenem (1g every 8 hours), the control therapy in this trial, for the treatment of cIAI. The study is expected to enroll approximately 450 adult patients at 75 centers worldwide. The primary endpoint of IGNITE4 is clinical response at the test-of-cure (TOC) visit, which occurs 25 to 31 days after the initial dose of the study drug. The primary efficacy analysis will be conducted using a 12.5% non-inferiority margin in the microbiological intent-to-treat (micro-ITT) population. We expect top-line results as early as the fourth quarter of 2017.

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

In January 2016, we initiated a phase 1 clinical trial of the IV formulation of TP-271, a fully synthetic tetracycline derivative being developed for respiratory disease caused by antibiotic-resistant public health pathogens, in healthy volunteers. In addition to eravacycline and TP-271, we have also selected TP-6076, our second generation a fully synthetic tetracycline derivative, focused on targeting multidrug-resistant gram negative bacterial infections, including acinetobacter pathogens. In July 2016, we initiated a phase 1 clinical trial in of the IV formulation of TP-6076 in healthy volunteers.

We commenced business operations in July 2006. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary chemistry technology, identifying potential product candidates and undertaking preclinical studies and clinical trials of our product candidates. To date, we have not generated any product revenue and have primarily financed our operations through public offerings and private placements of our equity securities, debt financings and funding from the United States government. As of September 30, 2016, we had received an aggregate of $460.5 million in net proceeds from the issuance of equity securities and borrowings under debt facilities and an aggregate of $43.4 million from government grants and contracts. As of September 30, 2016, our principal source of liquidity was cash and cash equivalents, which totaled $162.1 million.

As of September 30, 2016, we had an accumulated deficit of $324.7 million. Our net losses were $21.1 million and $18.0 million for the three months ended September 30, 2016 and 2015, respectively. Our net losses were $55.0 million and $65.1 million for the nine months ended September 30, 2016 and 2015, respectively. We expect that our expenses will increase in 2017 compared to 2016 as we commence IGNITE3 and IGNITE4, conduct pre-commercialization and launch-related activities for eravacycline, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, manufacture drug product for our clinical and pre-clinical trials, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University, or Harvard. If we obtain marketing approval of eravacycline, we also expect to incur significant sales, marketing, distribution and manufacturing expenses. Furthermore, we expect to incur ongoing research and development expenses relating to our product candidates other than eravacycline and that our general and administrative costs will increase as we grow and continue to operate as a public company, and comply with increased disclosure requirements since we are no longer an emerging growth company.

We believe that our available funds will be sufficient to support our operations into the second half of 2018 which we believe would allow us to obtain results from IGNITE4 and file the NDA for IV eravacycline for the treatment of cIAI. We do not believe these funds will be sufficient, however, to enable us to commercially launch eravacycline, complete IGNITE3 and submit an sNDA for IV eravacycline for the treatment of cUTI. It is also possible that we will not achieve the progress that we expect with respect to eravacycline because the actual costs and timing of clinical development activities are difficult to predict and are subject to substantial risks and delays. As a result, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Moreover, we will need to generate significant revenue to achieve profitability, and we may never do so.

Financial overview

Contract and Grant Revenue

We have derived all of our revenue to date from funding provided under three U.S. government awards for the development of our compounds as potential counter measures for the treatment of disease caused by bacterial biothreat pathogens through our collaborator CUBRC Inc., or CUBRC, an independent, not-for-profit, research corporation that specializes in U.S. government-based contracts:

•

We have received funding for our lead product candidate, eravacycline, under an award from the Biomedical Advanced Research and Development Authority, or BARDA, an agency of the U.S. Department of Health and Human Services. In January 2012, BARDA awarded CUBRC a contract that provides for up to a total of $67.0 million in funding for the development, manufacturing and clinical evaluation of eravacycline for the treatment of disease caused by bacterial biothreat pathogens. The funding under the BARDA Contract is also being used for the development, manufacturing and clinical evaluation of eravacycline to treat certain infections caused by life-threatening multidrug-resistant bacteria. We refer to this contract as the BARDA Contract.

•

We have received funding for our phase 1 compound TP-271 under two awards from the National Institute of Allergy and Infectious Diseases, or NIAID, a division of National Institutes of Health, for the development, manufacturing and clinical evaluation of TP-271 for respiratory diseases caused by biothreat and antibiotic-resistant public health pathogens, as well as bacterial pathogens associated with community-acquired bacterial pneumonia:

-	a grant awarded to CUBRC in July 2011 that provides up to a total of approximately $2.8 million through May 31, 2017, which we refer to as the NIAID Grant; and

-	a contract awarded to CUBRC in September 2011 that provides up to a total of approximately $35.8 million in funding through December 31, 2018, which we refer to as the NIAID Contract.

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

•

In connection with the BARDA Contract, in February 2012, we entered into a cost-plus-fixed-fee subcontract with CUBRC which currently expires on May 10, 2018 under which we may receive funding of up to approximately $41.6 million, reflecting the portion of the BARDA Contract funding that may be paid to us for our activities. The committed funding under the BARDA subcontract has increased since the initial award in 2012 due to BARDA’s exercise of options to continue to fund specific work performed by us related to eravacycline.

•

In connection with the NIAID Contract, in October 2011, we entered into a cost-plus-fixed-fee subcontract with CUBRC which currently expires on December 31, 2018 under which we may receive funding of up to approximately $15.1 million, reflecting the portion of the NIAID Contract funding that may be paid to us for our activities. The committed funding under the NIAID subcontract has increased since the initial award in 2011 due to NIAID’s exercise of options to continue to fund specific work performed by us related to TP-271.

•

In connection with the NIAID Grant, in November 2011, CUBRC awarded us a 55-month, no-fee subaward of approximately $980,000, reflecting the portion of the NIAID Grant funding that may be paid to us for our activities.

Although the BARDA Contract and our subcontract with CUBRC under the BARDA Contract have terms which currently expire on May 10, 2018, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is up to $41.6 million from the initial contract date through May 10, 2018, of which $32.3 million had been received through September 30, 2016.

Similarly, although the NIAID Contract and our subcontract with CUBRC under the NIAID Contract have terms which currently expire on December 31, 2018, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond December 31, 2018. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID Contract is up to $15.1 million, from the initial contract date through December 31, 2018, of which $10.3 million had been received through September 30, 2016. In addition, although the NIAID Grant has a term which currently expires on May 31, 2017, and our subaward from CUBRC has a term which currently expires on May 31, 2017, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond May 31, 2017. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subaward with respect to the NIAID Grant is $0.9 million from the initial grant date through May 31, 2017, of which $0.8 million had been received through September 30, 2016.

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

•	payments made under our license agreement with Harvard;
•	the cost of acquiring, developing and manufacturing clinical trial materials and lab supplies;
•	facility, depreciation and other expenses, which include direct and allocated expenses for rent, maintenance of our facilities, insurance and other supplies; and
•	costs associated with preclinical, regulatory and medical affairs activities.

We expense research and development costs to operations as incurred. We recognize costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors.

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and laboratory supplies, to each program based on the personnel resources allocated to such program. Expenses related to facilities, consulting, travel, conferences, stock-based compensation and depreciation are not allocated to a program and are separately classified as other research and development expenses. The following table summarizes our research and development expenses on a program-specific basis for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Eravacycline	$10,768	$9,702	$23,628	$39,301
BARDA Contract	583	2,689	1,785	8,455
NIAID Contract and NIAID Grant	195	69	1,516	486
TP-6076	1,665	1,525	4,786	2,575
Other development programs	582	-	1,682	-
Other research and development	3,397	2,987	11,062	7,935
Total research and development expenses	$17,190	$16,972	$44,459	$58,752

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

As of September 30, 2016, we had incurred an aggregate of $167.0 million in research and development expenses related to the development of eravacycline, and $30.5 million in research and development expenses related to the development of eravacycline that were funded under the BARDA Contract. We expect that our research and development expenses will increase in 2017 compared to 2016 as we conduct IGNITE3 and IGNITE4, incur nonclinical, regulatory and drug manufacturing costs in support of NDA-related activities, pursue development of eravacycline for additional indications, advance our other product candidates and satisfy our obligations under our license agreement with Harvard.

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

We have licensed our proprietary chemistry technology from Harvard on an exclusive worldwide basis under a license agreement that we entered into in August 2006. Under our license agreement, we have paid Harvard an aggregate of $4.4 million in upfront license fees and development milestone payments. We have also issued 31,379 shares of our common stock to Harvard under the license agreement. In addition, we have agreed to make payments to Harvard upon the achievement of specified future development and regulatory milestones totaling up to $15.1 million for each licensed product candidate ($3.1 million of which has already been paid with respect to eravacycline), and to pay tiered royalties in the single digits based on annual worldwide net sales, if any, of licensed products, our affiliates and our sublicensees. We are also obligated to pay Harvard a specified share of non-royalty sublicensing revenues that we receive from sublicensees for the grant of sublicenses under the license and to reimburse Harvard for specified patent prosecution and maintenance costs. The next milestone payment due under the license agreement with respect to eravacycline would be a $3.0 million payment upon acceptance of an NDA filing to the FDA.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

The following table summarizes the results of our operations for each of the three months ended September 30, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	September 30,		Increase/
	2016	2015	(decrease)%
	(in thousands)
Revenues	$850	$2,856	$(2,006)	(70)%
Operating expenses:
Research and development	17,190	16,972	218	1%
General and administrative	4,858	3,937	921	23%
Total operating expenses	22,048	20,909	1,139	5%
Loss from operations	(21,198)	(18,053)	(3,145)	17%
Other income	88	9	79	878%
Net loss	$(21,110)	$(18,044)	$(3,066)	17%

Revenue from U.S. Government Contracts and Grants

The following table sets forth our contract and grant revenue for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,		Increase/
Revenue	2016	2015	(decrease)%
	(in thousands)
BARDA Contract	$632	$2,790	$(2,158)	(77)%
NIAID Contract	191	60	131	218%
NIAID Grant	27	6	21	350%
	$850	$2,856	$(2,006)	(70)%

Contract and grant revenue was $0.9 million for the three months ended September 30, 2016 compared to $2.9 million for the three months ended September 30, 2015, a decrease of $2.0 million, or 70%. This decrease was primarily due to the scope and timing of activities conducted under our subcontract with respect to the BARDA Contract during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, offset in part by an increase in clinical development activities under our subcontract with respect to the NIAID Contract.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2016 were $17.2 million compared to $17.0 million for the three months ended September 30, 2015, an increase of $0.2 million, or 1%. This small change was the result of start-up costs associated with IGNITE3 and IGNITE4 during the three months ended September 30, 2016 compared to costs associated with IGNITE2 during the three months ended September 30, 2015.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2016 were $4.9 million compared to $3.9 million for the three months ended September 30, 2015, an increase of $1.0 million, or 23%. This increase was primarily due to an increase in stock-based compensation expense of $1.7 million, reflecting a non-employee stock-based compensation credit in the same period in 2015, and an increase in legal fees of $0.5 million, offset by a decrease of $1.2 million in market research and pre-commercialization expenses.

Other Income (Expense)

Other income for the three months ended September 30, 2016 was $0.1 million compared to $9,000 for the three months ended September 30, 2015. Other income during the three months ended September 30, 2016 and September 30, 2015 resulted from interest income earned on marketable securities during each period.

Comparison of the Nine Months Ended September 30, 2016 and 2015

The following table summarizes the results of our operations for each of the nine months ended September 30, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended
	September 30,		Increase/
	2016	2015	(decrease)%
	(in thousands)
Revenues	$4,055	$9,215	$(5,160)	(56)%
Operating expenses:
Research and development	44,459	58,752	(14,293)	(24)%
General and administrative	14,870	15,329	(459)	(3)%
Total operating expenses	59,329	74,081	(14,752)	(20)%
Loss from operations	(55,274)	(64,866)	9,592	(15)%
Other income (expense)	255	(207)	462	(223)%
Net loss	$(55,019)	$(65,073)	$10,054	(15)%

Revenue from U.S. Government Contracts and Grants

The following table sets forth our contract and grant revenue for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,		Increase/
Revenue	2016	2015	(decrease)%
	(in thousands)
BARDA Contract	$2,206	$8,735	$(6,529)	(75)%
NIAID Contract	1,759	409	1,350	330%
NIAID Grant	90	71	19	27%
	$4,055	$9,215	$(5,160)	(56)%

Contract and grant revenue was $4.1 million for the nine months ended September 30, 2016 compared to $9.2 million for the nine months ended September 30, 2015, a decrease of $5.2 million, or 56%. This decrease was primarily due to the scope and timing of activities conducted under our subcontract with respect to the BARDA Contract during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, offset in part by an increase in clinical development activities under our subcontract with respect to the NIAID Contract.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2016 were $44.5 million compared to $58.8 million for the nine months ended September 30, 2015, a decrease of $14.3 million, or 24%. This decrease was primarily due to a decrease in clinical trial costs of $8.2 million as our IGNITE2 clinical trial was completed, offset in part by start-up costs associated with IGNITE3 and IGNITE4, a decrease in certain pre-clinical registration activities for eravacycline of $3.3 million, a decrease in manufacturing costs of $2.9 million related to a decrease in costs for drug supply in support of our validation batches and NDA-related activities and a decrease of $3.1 million in manufacturing costs under our government programs due to lower manufacturing activity. These decreases were offset in part by an increase in personnel-related costs of $2.1 million due to additional headcount and an increase in stock-based compensation of $1.3 million resulting from additional headcount and our annual stock option awards and restricted stock units granted to employees during the first quarter of 2016.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2016 were $14.9 million compared to $15.3 million for the nine months ended September 30, 2015, a decrease of $0.4 million, or 3%. This decrease was primarily due to a decrease of $2.1 million in market research and pre-commercialization expenses. This decrease was offset by an increase in stock-based compensation of $1.0 million, due to a non-employee stock-based compensation credit in the same period in 2015, and an increase in legal fees of $0.7 million

Other Income (Expense)

Other income for the nine months ended September 30, 2016 was $0.3 million compared to other expense of $0.2 million for the nine months ended September 30, 2015. Other income during the nine months ended September 30, 2016 resulted from interest income earned on marketable securities during the period. Other expense during the nine months ended September 30, 2015 was primarily related to interest expense under our term loan facility with Silicon Valley Bank and Oxford Finance. The increase in other income (expense) was due to lower interest expense resulting from the payoff of indebtedness under the term loan facility in March 2015.

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

Since our inception, we have funded our operations principally through the receipt of funds from public offerings and private placements of equity securities, debt financings and contract research funding and research grants from the United States government. As of September 30, 2016, we had cash and cash equivalents of approximately $162.1 million. We invest cash in excess of immediate requirements in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of September 30, 2016, our funds were held in cash and money market funds.

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

The following table summarizes our sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Cash Flows from Operations:
Net cash used in operating activities	$(43,846)	$(60,125)
Net cash used in investing activities	(197)	(702)
Net cash provided by financing activities	207	162,244
Net (decrease) increase in cash and cash equivalents	$(43,836)	$101,417

During the nine months ended September 30, 2016 and 2015, our operating activities used net cash of $43.8 million and $60.1 million, respectively. The use of net cash in both periods primarily resulted from our net losses and changes in our working capital accounts. The decrease in net cash used in operations for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was due primarily to lower operating expenses during the nine months ended September 30, 2016 of $59.3 million as compared to $74.1 million for the nine months ended September 30, 2015.

During the nine months ended September 30, 2016 and 2015, we used net cash of $0.2 million and $0.7 million, respectively, in our investing activities. The use of net cash in both periods resulted from purchases of property and equipment to facilitate our increased research and development activities and increased headcount.

During the nine months ended September 30, 2016 and 2015, our net cash provided by financing activities was $0.2 million and $162.2 million, respectively. The net cash provided by financing activities during the nine months ended September 30, 2016 was related to proceeds from the exercise of stock options and issuance of stock under our employee stock purchase plan. The net cash provided by financing activities during the nine months ended September 30, 2015 was primarily related to proceeds from our March 2015 follow-on public offering of $162.2 million, as well as proceeds from the exercise of stock options and issuance of stock under our employee stock purchase plan of $4.7 million, offset in part by the payoff of indebtedness under our term loan facility in March 2015 of $4.6 million.

Operating Capital Requirements

We expect to incur operating losses for at least the next several years as we conduct IGNITE3 and IGNITE4, conduct pre-commercialization and launch-related activities for eravacycline, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, manufacture drug product for our clinical and pre-clinical trials, advance our other product candidates and satisfy our obligations under our license agreement with Harvard. We may not be able to complete the development and initiate commercialization of eravacycline or our other product candidates if, among other things, our preclinical research and clinical trials are not successful, our manufacturing efforts are not successful, the FDA or the EMA does not approve eravacycline or our other product candidates when we expect, or at all, or funding under the NIAID Contract, the NIAID Grant or the BARDA Contract is discontinued.

We believe that our available funds will be sufficient to support our operations into the second half of 2018 which we believe would allow us to obtain results from IGNITE4 and file the NDA for IV eravacycline for the treatment of cIAI. We do not believe these funds will be sufficient, however, to enable us to commercially launch eravacycline, complete IGNITE3 and submit an sNDA for IV eravacycline for the treatment of cUTI. It is also possible that we will not achieve the progress that we expect with respect to eravacycline because the actual costs and timing of clinical development activities are difficult to predict and are subject to substantial risks and delays. As a result, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing, design and costs of IGNITE3 and IGNITE4;
•	the timing and costs of our ongoing clinical trials for our other product candidates;
•	the timing and costs of manufacturing activities related to regulatory filings and anticipated commercial launch;
•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our other product candidates and potential product candidates;
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

We expect that we will need to obtain additional funding in order to commercialize eravacycline and advance our other product candidates. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of eravacycline or other product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to eravacycline or other product candidates that we otherwise would seek to develop or commercialize ourselves.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

During the nine months ended September 30, 2016, there were no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our annual report.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. We are currently evaluating In August the potential impact that this update may have on our financial position, results of operations and cash flows.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This new standard gives a company’s management the final responsibilities to decide whether there is substantial doubt about the company’s ability to continue as a going concern and to provide related footnote disclosures. The standard provides guidance to management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that companies commonly provide in their footnotes. Under the new standard, management must decide whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued, or within one year after the date that the financial statements are available to be issued when applicable. This guidance is effective for annual reporting ending after December 15, 2016, including interim periods within the year of adoption, with early application permitted. We do not expect that the adoption of ASU 2014-15 will have a material impact on our financial position, results of operations or cash flows; however, it may require additional disclosure in future periods.

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2019. We are currently evaluating the potential impact that this standard may have on our financial position, results of operations and cash flows.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This new standard provides guidance to ensure consistency in how transactions are reflected in the statement of cash flows. ASU 2016-15 will be effective for financial statements for fiscal years beginning after December 31, 2017. The company is currently evaluating the potential impact that this standard may have on its statements of cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the nine months ended September 30, 2016. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of our annual report.

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

Our management, with the participation of our Chief Executive Officer and Vice President of Finance (Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this quarterly report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

part ii – other information

Item 1 Legal Proceedings

In January and March 2016, securities class action lawsuits were filed against us, our chief executive officer, our former chief operating officer and our former chief financial officer in the United States District Court for the District of Massachusetts. Each complaint was brought on behalf of an alleged class of those who purchased our common stock between March 5, 2015 and September 8, 2015, and alleges claims arising under Sections 10 and 20 of the Securities Exchange Act of 1934, as amended. Each complaint generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning IGNITE2. Each complaint seeks, among other relief, unspecified compensatory damages and attorneys’ fees, and costs. In May 2016, the complaints were consolidated and the court appointed lead plaintiffs and lead counsel. The lead plaintiffs filed a consolidated amended complaint in July 2016 and filed a further amended consolidated complaint in August 2016. In October 2016 we filed a motion to dismiss the consolidated amended complaint in its entirety. We believe we have valid defenses against these claims, and will engage in a vigorous defense of such litigation.

In addition, in May 2016, Donald Britton filed a shareholder derivative complaint against our chief executive officer; our former chief operating officer; our former chief financial officer; all the members of our current board of directors; a former board member; and against the company as nominal defendant, in Massachusetts Superior Court (Suffolk County). The complaint generally alleges that the individual defendants breached fiduciary duties owed to the company and its shareholders by disseminating materially false and misleading statements to the market concerning IGNITE2. The complaint purports to assert derivative claims against the individual defendants for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, and seeks to recover on behalf of the company for any liability the company incurs as a result of the individual defendants’ alleged misconduct. The complaint seeks declaratory, equitable and monetary relief, an unspecified amount of damages, with interest, and attorney’s fees and costs. In August 2016, this action was dismissed by the Massachusetts Superior Court without prejudice due to plaintiff’s failure to perfect service of process in a timely manner.

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

We have incurred annual net operating losses in every year since our inception. Our net loss was $55.0 million for the nine months ended September 30, 2016, $83.2 million for the year ended December 31, 2015 and $66.7 million for the year ended December 31, 2014. As of September 30, 2016, we had an accumulated deficit of $324.7 million. We have not generated any product revenues and have financed our operations primarily through the public offering and private placements of our equity securities, debt financings and revenue from U.S. government grants and contract awards. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development.

We expect to continue to incur significant expenses and operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect that our expenses will increase in 2017 compared to 2016 as we commence IGNITE3 and IGNITE4, conduct pre-commercialization and launch-related activities for eravacycline, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, conduct additional manufacturing process activities related to eravacycline, manufacture drug product for our clinical and pre-clinical trials, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University, or Harvard. If we obtain marketing approval of eravacycline or any other product candidate, we also expect to incur significant sales, marketing, and distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Our expenses also will increase if and as we:

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize, eravacycline, which will require us to be successful in a range of challenging activities, including:

•	commencing, conducting and successfully completing IGNITE3 and IGNITE4;
•	applying for and obtaining marketing approval for eravacycline;
•	protecting and maintaining our rights to our intellectual property portfolio related to eravacycline;
•	contracting for the manufacture of commercial quantities of eravacycline; and
•	establishing sales, marketing and distribution capabilities to effectively market and sell eravacycline.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses could increase if we are required by the FDA or the EMA to perform clinical trials and non-clinical studies in addition to those that are currently being conducted or are currently expected, or if there are any delays in completing our clinical trials, the development of any of our product candidates or the manufacture of any of our product candidates.

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

We expect that we will need additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

Developing pharmaceutical products, including conducting preclinical studies, clinical trials and manufacturing activities, is a time-consuming, expensive and uncertain process that takes years to complete. We expect that our expenses will increase in 2017 as compared to 2016 as we conduct IGNITE3 and IGNITE4, conduct pre-commercialization and launch-related activities for eravacycline, seek marketing approval for eravacycline, pursue development of eravacycline for additional indications, conduct additional manufacturing process activities related to eravacycline, manufacture drug product for our clinical and pre-clinical trials, advance our other product candidates and satisfy our obligations under our license agreement with Harvard. If we obtain marketing approval for eravacycline or any other product candidate that we develop, we also expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses.

We believe that our available funds will be sufficient to support our operations into the second half of 2018, which we believe would allow us to obtain results from IGNITE4 and file the NDA for IV eravacycline for the treatment of cIAI. We do not believe these funds will be sufficient, however, to enable us to commercially launch eravacycline, complete IGNITE3 and submit an sNDA for IV eravacycline for the treatment of cUTI. It is also possible that we will not achieve the progress that we expect with respect to eravacycline because the actual costs and timing of clinical development activities are difficult to predict and are subject to substantial risks and delays. As a result, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

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

Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the timing, design and costs of IGNITE3 and IGNITE4;
•	the timing and costs of our ongoing clinical trials for our other product candidates;
•	the timing and costs of manufacturing activities related to regulatory filings and anticipated commercial launch;
•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our other product candidates and potential product candidates;
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

Currently, our only external source of funds is funding under subcontracts and a subaward awarded to us by CUBRC pursuant to government contracts from BARDA and NIAID and a grant from NIAID. Although the BARDA contract and our subcontract with CUBRC under the BARDA contract have terms which currently expire on May 10, 2018, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is up to $41.6 million from the initial contract date through May 10, 2018, of which $32.3 million had been received through September 30, 2016. The committed funding under the BARDA subcontract has increased since the initial award in 2012 due to BARDA’s exercise of options to continue to fund specific work performed by us related to eravacycline.

Similarly, although the NIAID contract and our subcontract with CUBRC under the NIAID contract have terms which currently expire on December 31, 2018, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond December 31, 2018. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID contract is up to $15.1 million, of which $10.3 million had been received through September 30, 2016. The committed funding under the NIAID subcontract has increased since the initial award in 2011 due to NIAID’s exercise of options to continue to fund specific work performed by us related to TP-271. In addition, although the NIAID grant has a term which currently expires on May 31, 2017 and our subaward from CUBRC has a term which currently expires on May 31, 2017, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond May 31, 2017. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from

CUBRC under our subaward with respect to the NIAID grant is $0.9 million from the initial grant date through May 31, 2017, of which $0.8 million had been received through September 30, 2016.

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

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources in the development of eravacycline for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections. In December 2014, we announced that eravacycline met the primary endpoint of statistical non-inferiority in IGNITE1, a phase 3 clinical trial evaluating the safety and efficacy of eravacycline with intravenous, or IV, administration for the treatment of complicated intra-abdominal infections, or cIAI, compared to ertapenem, an intravenously, or IV, administered antibiotic, the control therapy for this trial. In September 2015, we announced that eravacycline did not meet the primary endpoint of statistical non-inferiority in IGNITE2, a phase 3 clinical trial evaluating the safety and efficacy of eravacycline for the treatment of complicated urinary tract infection, or cUTI, with IV-to-oral transition therapy, compared to levofloxacin, an IV and orally administered antibiotic that was the control therapy for the trial. Consistent with guidance issued by the United States Food and Drug Administration, or FDA, with respect to the development of antibiotics for cIAI and our previous discussions with the FDA, we had planned to utilize results from these two phase 3 clinical trials to support submission of a new drug application, or NDA, for eravacycline for the treatment of cIAI and cUTI.

Following the result of IGNITE2 and further discussion with the FDA, the FDA advised us that data from one additional positive phase 3 clinical trial would be required to support an NDA submission for IV eravacycline. We are conducting an additional phase 3 clinical trial evaluating the safety and efficacy of eravacycline with IV administration for the treatment of cIAI, IGNITE4. If IGNITE4 is successful, we plan to use the results from IGNITE1 and IGNITE4 to support submission of an NDA for IV eravacycline for the treatment of cIAI. We also plan to conduct a phase 3 clinical trial evaluating the safety and efficacy of eravacycline with IV administration for the treatment of cUTI, IGNITE3. If IGNITE3 is successful, we plan to use the results from IGNITE3 to support submission of a supplemental new drug application, or sNDA, for IV eravacycline for the treatment of cUTI, assuming approval first of IV eravacycline for the treatment of cIAI. We are also evaluating the timing of a regulatory submission for eravacycline to the European Medicines Agency, or EMA.

In October 2016, we initiated dosing in IGNITE4, a phase 3 randomized, double-blind, double-dummy, multicenter, prospective study that is designed to assess the efficacy, safety and pharmacokinetics of twice-daily IV eravacycline (1.0 mg/kg every 12 hours) compared to meropenem (1g every 8 hours), the control therapy in this trial, for the treatment of cIAI. The study is expected to enroll approximately 450 adult patients at 75 centers worldwide. The primary endpoint of IGNITE4 is clinical response at the test-of-cure (TOC) visit, which occurs 25 to 31 days after the initial dose of the study drug. The primary efficacy analysis will be conducted using a 12.5% non-inferiority margin in the microbiological intent-to-treat (micro-ITT) population. We expect top-line results as early as the fourth quarter of 2017.

Our prospects are substantially dependent on our ability to develop, obtain marketing approval for and successfully commercialize eravacycline. The success of eravacycline will depend on several factors, including the following:

•	successful outcome of discussions with regulatory agencies regarding our planned marketing applications;
•	successful completion and favorable results of IGNITE3 and IGNITE4, and any additional clinical trials involving eravacycline that we may conduct;
•	successful manufacturing and validation of registration batches for regulatory filings for eravacycline;
•	timely filing for and receipt of marketing approvals from applicable regulatory authorities;
•	establishment of arrangements with third-party manufacturers to obtain manufacturing supply;
•	obtainment and maintenance of patent and trade secret protection and regulatory exclusivity;
•	protection of our rights in our intellectual property portfolio;
•	successful manufacturing of commercial scale batches of eravacycline;
•	commercial launch of eravacycline, if and when approved, whether alone or in collaboration with others;
•	acceptance of eravacycline, if and when approved, by patients, the medical community and third-party payors;
•	competition with other therapies; and
•	a continued acceptable safety profile of eravacycline following approval.

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

The clinical development of eravacycline and other product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to achieve efficacy in a trial or across a broad population of patients, the occurrence of severe adverse events, failure to comply with protocols or applicable regulatory requirements, and determination by the FDA or any comparable foreign regulatory authority that a drug product is not approvable. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, although eravacycline achieved favorable results in the lead-in part of IGNITE2, the pivotal portion of IGNITE2 did not meet the primary endpoint of statistical non-inferiority compared to levofloxacin. In October 2016, we initiated dosing in IGNITE4. We plan to conduct IGNITE3. We may fail to achieve success in either or both of these phase 3 trials or any other future clinical trial of eravacycline or any other product candidate.

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

The inclusion and exclusion criteria for IGNITE3 and IGNITE4 may adversely affect our enrollment rates for patients in these trials. In addition, many of our competitors also have ongoing clinical trials for product candidates that treat the same indications as eravacycline, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

The development and commercialization of new drug products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to eravacycline and our other product candidates that we may seek to develop or commercialize in the future. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of multidrug-resistant infections. Potential competitors also include academic institutions, government agencies and other public and private research organizations. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective or less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete or noncompetitive.

There are a variety of available therapies marketed for the treatment of resistant or even multidrug-resistant infections that we would expect would compete with eravacycline, including ceftazidime/avibactam, which is marketed by Allergan, Inc. as Avycaz; meropenem, which is marketed by AstraZeneca as Merrem; ceftolozane/tazobactam, imipenem/cilastatin, and ertapenem which are marketed by Merck & Co., Inc. as Zerbaxa, Primaxin and Invanz, respectively; tigecycline, which is marketed by Pfizer, Inc. as Tygacil; and piperacillin/tazobactam, which is marketed by Pfizer, Inc. as Zosyn. Many of the available therapies are well established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. If eravacycline is approved, it may be priced at a significant premium over other competitive products. This may make it difficult for eravacycline to compete with these products.

There are also a number of products currently in phase 3 development by third parties to treat multidrug-resistant infections, including meropenem/vaborbactam, which is being developed by The Medicines Company as Carbavance, plazomicin, which is being developed by Achaogen, Inc., and imipenem/relebactam, which is being developed by Merck & Co., Inc. Some of these companies may obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than we do, which could result in our competitors establishing a strong market position before we are able to enter the market.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials and obtaining regulatory approvals than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

Marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

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

We will require additional funds to complete the development and potential commercialization of eravacycline and our other product candidates. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. For example, we intend to utilize a variety of types of collaboration arrangements for commercialization of eravacycline outside the United States. Our ability to enter into any such collaboration may be significantly delayed, or the terms on which we enter into collaborations may be adversely affected, due to the unfavorable results of IGNITE2 or if the results from one or both IGNITE3 or IGNITE4 are unfavorable.

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

As a result of the America Invents Act of 2011, the United States transitioned to a first-inventor-to-file system in March 2013, under which, assuming the other requirements for patentability are met, the first inventor to file a patent application is entitled to the patent. However, as a result of the lag in the publication of patent applications following filing in the United States, we are not able to be certain upon filing that we are the first to file for patent protection for any invention. Moreover, we may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter partes review or interference proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of or invalidate our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-

infringing manner. Our competitors may seek to market generic versions of any approved products by submitting Abbreviated New Drug Applications to the FDA in which they claim that patents owned or licensed by us are invalid, unenforceable and/or not infringed. Alternatively, our competitors may seek approval to market their own products similar to or otherwise competitive with our products. In these circumstances, we may need to defend and/or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid and/or unenforceable. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

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

We are not permitted to market our product candidates in the United States until we receive approval of an NDA from the FDA. We have not submitted an NDA for any of our product candidates. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and efficacy for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product candidate. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. The FDA review process typically takes years to complete. The FDA has substantial discretion in the approval process and may refuse to accept for filing any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies or additional information regarding chemistry, manufacturing and controls for the product candidate. For example, our progress in the development and commercialization of eravacycline has been significantly delayed as a result of the failure of eravacycline to achieve the primary endpoint in IGNITE2 and may be further delayed as a result of additional clinical outcomes, manufacturing process challenges or other unforeseeable causes. Foreign regulatory authorities have differing requirements for approval of drug candidates with which we must comply prior to marketing. Obtaining marketing approval for marketing of a product candidate in one country does not ensure that we will be able to obtain marketing approval in other countries, but the failure to obtain marketing approval in one jurisdiction could negatively impact our ability to obtain marketing approval in other jurisdictions. Delays in approvals or rejections of marketing applications in the United States or foreign countries may be based upon many factors, including regulatory requests for additional analyses, reports, data and studies, regulatory questions regarding, or different interpretations of, data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding product candidates or related products. The FDA or equivalent foreign regulatory authorities may determine that eravacycline or any other product candidate that we develop is not effective, or is only moderately effective, or has undesirable or unintended side effects, toxicities, safety profile or other characteristics that preclude marketing approval or prevent or limit commercial use. The FDA may also find during its pre-approval inspection that the facilities identified in our NDA fail to comply with cGMP requirements, thereby delaying or preventing approval. In addition, any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. If we experience delays in obtaining approval or if we fail to obtain approval of eravacycline or any other product candidate that we develop, the commercial prospects for eravacycline or such other product candidate may be harmed and our ability to generate revenues will be materially impaired.

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

Our stock price may be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, our stock traded within a range of a high price of $52.90 per share and a low price of $3.12 per share for the period beginning January 1, 2015 through November 2, 2016. As a result of this volatility, investors may not be able to sell their common stock at or above the prices they paid for it. The market price for our common stock may be influenced by many factors, including:

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

The stock market frequently experiences extreme price and volume fluctuations. In September 2015, we experienced a significant decline in our stock price based, in large part, on our announcement that the phase 3 clinical trial for eravacycline for the treatment of patients with cUTI did not meet the primary endpoint of statistical non-inferiority compared to levofloxacin. In addition, the market prices of securities of companies in the biotechnology and pharmaceutical industry have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations could adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. In fact, in January 2016 and March 2016, class action lawsuits were filed against us, our chief executive officer and certain former executives in the United States District Court for the District of Massachusetts. In addition, in May 2016 a shareholder derivative action was filed against our chief executive officer, certain former executive officers, all the members of our current board of directors, a former board member, and against the company as nominal defendant, in Massachusetts Superior Court (Suffolk County). This case was subsequently dismissed by the court without prejudice due to the plaintiff’s failure to properly perfect service of process. Due to the volatility in our stock price, we may be the target of similar litigation in the future.

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

Date: November 3, 2016	TETRAPHASE PHARMACEUTICALS, INC.

	By:	/s/ Christopher Watt
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