Form 10-K
period 2016-12-31
TETRAPHASE PHARMACEUTICALS INC
filed 2017-03-13
CIK 1373707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35837

TETRAPHASE PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3581650
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

480 Arsenal Way

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share (“Common Stock”), held by non-affiliates of the registrant, based on the last reported sale price of the Common Stock on the NASDAQ Global Select Market at the close of business on June 30, 2016, was $149,685,670. For purposes hereof, shares of Common Stock held by each executive officer and director of the registrant and entities affiliated with such executive officers and directors have been excluded from the foregoing calculation because such persons and entities may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock as of March 10, 2017: 37,057,089

Documents incorporated by reference:

Portions of our definitive proxy statement for our 2017 annual meeting of stockholders are incorporated by reference into Part III of this annual report on Form 10-K.

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

Overview

We are a clinical-stage biopharmaceutical company using our proprietary chemistry technology to create novel antibiotics for serious and life-threatening multidrug-resistant infections. We are developing our lead product candidate, eravacycline, a fully synthetic fluorocycline, as an intravenous, or IV, and oral antibiotic for use as a first-line empiric monotherapy for the treatment of resistant and multidrug-resistant infections, including multidrug-resistant Gram-negative infections.

We are conducting a global phase 3 clinical program for eravacycline called IGNITE (Investigating Gram-Negative Infections Treated with Eravacycline), which is evaluating eravacycline in complicated intra-abdominal infections (or cIAI) and complicated urinary tract infections (or cUTI). We are also pursuing the discovery and development of additional antibiotics that target unmet medical needs, including multidrug-resistant, or MDR, Gram-negative bacteria.

We are conducting IGNITE4, a phase 3 randomized, double-blind, double-dummy, multicenter, prospective study that is designed to assess the efficacy, safety and pharmacokinetics of twice-daily IV eravacycline (1.0 mg/kg every 12 hours) compared with meropenem (1g every 8 hours), the control therapy in this trial, for the treatment of cIAI. The study is expected to enroll approximately 450 adult patients at 75 centers worldwide. The primary endpoint of IGNITE4 is clinical response at the test-of-cure (TOC) visit, which occurs 25 to 31 days after the initial dose of the study drug. The primary efficacy analysis will be conducted using a 12.5% non-inferiority margin in the microbiological intent-to-treat (“micro-ITT”) population. We previously conducted IGNITE1, our completed phase 3 clinical trial where eravacycline met the primary endpoint of statistical non-inferiority compared to ertepenem, the control therapy for the trial, for the treatment of cIAI. Consistent with draft guidance issued by the United States Food and Drug Administration, or FDA, with respect to the development of antibiotics for cIAI and our discussions with the FDA, positive results from our phase 3 clinical trials (IGNITE1 and IGNITE4) would be sufficient to support submission of a new drug application, or NDA, for eravacycline for the treatment of cIAI. We expect to report top-line data from IGNITE4 in the fourth quarter of 2017.

During the second half of 2017, we plan to submit a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, for IV eravacycline for the treatment of cIAI. We expect the MAA submission will be supported by data from IGNITE1, our completed phase 3 clinical trial, which evaluated the efficacy and safety of twice-daily IV eravacycline for the treatment of cIAI. In this study, eravacycline was well tolerated, and met the primary endpoint of statistical non-inferiority compared to ertapenem, the control therapy for the trial.

In January 2017, we initiated IGNITE3, a randomized, multi-center, double-blind, phase 3 clinical trial evaluating the efficacy and safety of once-daily IV eravacycline (1.5mg/kg every 24 hours) compared to ertapenem (1g every 24 hours), the control therapy in this trial, for the treatment of cUTI. IGNITE3 is expected to enroll approximately 1,000 adult patients, who will be randomized 1:1 to receive eravacycline or ertapenem for a minimum of five days, and will then be eligible to switch to an approved oral antibiotic. The co-primary endpoints of responder rate (a combination of clinical cure rate and microbiological response) in the micro-ITT population at the end-of-IV treatment visit and at the test-of-cure, or TOC, visit (Day 5-10 post therapy) will be evaluated using a 10% non-inferiority margin.

In parallel with the clinical trials using IV eravacycline, we are continuing our development program for an oral formulation of eravacycline. We recently completed phase 1 clinical testing in which the administration of oral eravacycline to patients in the fasted state resulted in increased drug exposure. Further clinical tests designed to evaluate other important variables are currently ongoing, with the goal of optimizing the oral eravacycline dosing regimen. We expect to provide an update with top-line findings from this testing and potential next steps during the third quarter of 2017.

In January 2016, we initiated a phase 1 clinical trial of the IV formulation of TP-271, a fully synthetic fluorocycline being developed for respiratory disease caused by bacterial biothreat pathogens, in healthy volunteers. In addition to eravacycline and TP-271, we are pursuing development of TP-6076, a fully synthetic fluorocycline derivative, as a lead candidate under our second-generation program to target unmet medical needs, including multidrug-resistant Gram-negative bacteria, and in July 2016 we initiated a phase 1 clinical trial of the IV formulation of TP-6076 in healthy volunteers.

Eravacycline has been designated by the FDA as a Qualified Infectious Disease Product, or QIDP, for both the cIAI and cUTI indications. The QIDP designation makes eravacycline eligible for priority review and an additional five years of U.S. market exclusivity, if approved. In addition, the FDA granted Fast Track designations for eravacycline for both the cIAI and cUTI indications and in both the IV and oral formulations. Fast Track designation is intended to expedite the study and regulatory review of drugs intended to treat serious or life-threatening conditions that demonstrate the potential to address unmet medical needs.

Eravacycline is designed to treat a broad range of infections, including infections due to multidrug-resistant bacteria. In in vitro experiments, eravacycline has demonstrated the ability to cover a wide variety of multidrug-resistant Gram-negative, Gram-positive, anaerobic and atypical bacteria, including multidrug-resistant Klebsiella pneumoniae and multi-drug resistant Acinetobacter. Multidrug-resistant Klebsiella pneumoniae is one of the carbapenem-resistant Enterobacteriaceae (or CREs) listed as an urgent threat and multi-drug resistant Acinetobacter is listed as a serious threat by the Centers for Disease Control and Prevention, or CDC, in a September 2013 report and they are listed as Priority 1; Critical pathogens in the World Health Organization’s priority pathogens list for R&D, published in February 2017. CREs were a confirmed area of great concern by the World Health Organization in an April 2014 global surveillance report. Gram-negative bacteria that are resistant to multiple available antibiotics are increasingly common and a growing threat to public health. We believe that the ability of eravacycline to cover multidrug-resistant Gram-negative bacteria, as well as multidrug-resistant Gram-positive, anaerobic and atypical bacteria, and its potential for IV-to-oral transition therapy, will enable eravacycline to become the drug of choice for first-line empiric treatment of a wide variety of serious and life-threatening infections.

We believe that our proprietary chemistry technology, licensed from Harvard University on an exclusive worldwide basis and enhanced by us, represents a significant innovation in the creation of tetracycline drugs that has the potential to reinvigorate the clinical and market potential of the class. Our proprietary chemistry technology makes it possible to create novel tetracycline antibiotics using a practical, fully synthetic process for what we believe is the first time. This fully synthetic process avoids the limitations of bacterially-derived tetracyclines and allows us to chemically modify many positions in the tetracycline scaffold, including most of the positions that we believe could not practically be modified by any previous conventional method. Using our proprietary chemistry technology, we can create a wider variety of tetracycline-based compounds than was previously possible, enabling us to pursue novel tetracycline derivatives for the treatment of multidrug-resistant bacteria that are resistant to existing tetracyclines and other classes of antibiotic products. We have used our proprietary chemistry technology to create more than 3,000 new tetracycline derivatives that we believe could not be practically created with conventional methods. We own exclusive worldwide rights to these compounds and our technology.

In 2011 and 2012, the U.S. government awarded contracts for potential funding of over $100 million for the development of our antibiotic compounds. These awards include a contract for up to $67.3 million from the Biomedical Advanced Research and Development Authority, or BARDA, an agency of the U.S. Department of Health and Human Services, for the development of eravacycline for the treatment of disease caused by bacterial biothreat pathogens. We refer to this contract as the BARDA Contract. The funding under the BARDA Contract is also being used for certain activities in the development of eravacycline to treat certain infections caused by life-threatening multidrug-resistant bacteria. These awards also include a contract for up to $35.8 million from the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, for the development of TP-271. We refer to this contract as the NIAID Contract. In addition during 2011, NIAID awarded a separate grant for $2.9 million. We refer to this award as the NIAID Grant. These awards were made to CUBRC, Inc., or CUBRC, an independent, not-for-profit, research corporation that specializes in U.S. government-based contracts, with which we are collaborating. CUBRC serves as the prime contractor under these awards, primarily carrying out a program management and administrative role with additional responsibility for the management of preclinical studies. We serve as lead technical expert on all aspects of these awards and also serve as a subcontractor of CUBRC responsible for management of chemistry, manufacturing and control activities and clinical studies. Under our subcontracts with CUBRC, we may receive funding of up to approximately $41.6 million reflecting the portion of the BARDA Contract funding that may be paid to us for our activities, up to approximately $15.1 million reflecting the portion of the NIAID Contract funding that may be paid to us for our activities, and up to approximately $0.9 million reflecting the portion of the NIAID Grant that may be paid to us for our activities. Of these amounts, we have received a total of $43.7 million as of December 31, 2016. The BARDA Contract includes funding for some of the activities that we would otherwise be required to fund on our own in connection with an NDA submission for eravacycline.

Strategy

Our goal is to become a fully integrated biopharmaceutical company that discovers, develops and commercializes novel antibiotics for use in areas of unmet medical need. Key elements of our strategy include:

•

Complete clinical development of eravacycline in its lead indications and seek regulatory approval. We are conducting our IGNITE4 clinical trial of IV eravacycline in patients with cIAI. Consistent with draft guidance issued by FDA with respect to the development of antibiotics for cIAI and our discussions with the FDA, positive results from our phase 3 clinical trials (IGNITE1 and IGNITE4) would be sufficient to support submission of a new drug application for eravacycline for the treatment of cIAI. As background, we previously conducted IGNITE1, our completed phase 3 clinical trial where eravacycline met the primary endpoint of statistical non-inferiority compared to ertapenem, the control therapy for the trial, for the treatment of cIAI. We are also conducting our IGNITE3 clinical trial of the IV formulation of eravacycline in patients with cUTI. If IGNITE3 is successful, we plan to use the results from IGNITE3 to support submission of a supplemental new drug application, or sNDA, for IV eravacycline for the treatment of cUTI, assuming approval first of IV eravacycline for the treatment of cIAI. During the second half of 2017, we plan to submit an MAA to the EMA for IV eravacycline for the treatment of cIAI. We expect the MAA submission will be supported by data from IGNITE1.

•

Maximize the commercial potential of eravacycline. If eravacycline is approved, we intend to directly commercialize eravacycline in the United States with a targeted hospital sales force and to commercialize eravacycline outside the United States through collaboration arrangements. We believe that eravacycline’s potent coverage of multidrug-resistant Gram-negative bacteria and other multidrug-resistant bacteria, will allow it to be used to treat patients successfully in hospitals, emergency rooms and out-patient clinic settings.

•

Pursue development of eravacycline in additional indications. We are initially developing eravacycline for the treatment of cIAI and cUTI, and, subject to obtaining additional financing, intend to pursue development of eravacycline for the treatment of additional indications, including other serious and life-threatening infections. We may pursue these development activities either by ourselves or with collaborators.

•

Opportunistically advance development of other product candidates created using our proprietary chemistry technology. In addition to eravacycline, we are currently conducting phase 1 clinical trials of TP-271 and TP-6076. We have used our proprietary chemistry technology to create more than 3,000 new tetracycline derivatives that we believe could not be practically created with conventional methods. We intend to advance our antibiotic product pipeline with differentiated product candidates created using our proprietary chemistry technology and targeting hospital and acute care markets. We may pursue these activities either by ourselves or with collaborators.

Drug-Resistant Antibiotic Market

Physicians commonly prescribe antibiotics to treat patients with acute and chronic infectious diseases that are either known, or presumed, to be caused by bacteria. Inappropriate use of antibiotics and lack of new therapies has resulted in a rapid increase in bacterial infections that are resistant to multiple antibacterial agents. Global microbial resistance, including bacteria, viruses and fungi, now results in the death of at least 700,000 people each year, according to an analysis commissioned by the U.K. government in 2016. The report predicts that failing to develop effective treatments for drug-resistant bacteria by 2050 would lead to 10 million extra deaths a year. In a September 2013 report, the CDC estimated that every year in the United States, more than two million people acquire serious infections that are resistant to one or more of the antibiotics designed to treat those infections, with at least 23,000 dying as a result, and many more dying from other conditions that are complicated by the occurrence of an antibiotic-resistant infection. These antibiotic-resistant infections add considerable and avoidable costs to the U.S. healthcare system. In the same September 2013 report, the CDC noted that the total economic cost of antibiotic infections to the U.S. economy has been estimated to be as high as $20 billion in excess of direct healthcare costs. Over the last decade there has been an increase in antibiotics that target resistant Gram-positive bacteria, but there still remain limited therapeutic options for resistant Gram-negative infections. According to the CDC, among all of the bacterial resistance problems, Gram-negative pathogens are particularly worrisome because they are becoming resistant to nearly all drugs that would be considered for treatment, with the most serious Gram-negative infections being healthcare associated and the most common pathogens being Enterobacteriaceae, Pseudomonas aeruginosa and Acinetobacter.

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

Broad-spectrum antibiotics are used to treat major hospital infections such as cIAI, cUTI, hospital-acquired pneumonia, or HAP, and ventilator-associated pneumonia, or VAP. Based on an analysis from a variety of industry sources, we estimate that the number of patients treated with antibiotics in the United States and European Union annually includes approximately 4.6 million cIAI patients with each patient being treated for an average of 8.6 days for a combined estimated 40 million annual average days of treatment; approximately 8.6 million cUTI patients with each patient being treated for an average of 6.9 days for a combined estimated 60 million annual average days of treatment; and 2.8 million HAP/VAP patients with each patient being treated for an average of 9.6 days for a combined estimated 27 million annual average days of treatment. Of these patients, we believe that approximately 40% of cIAI patients require a change in therapy and more than 20% of cUTI patients fail therapy. 50% of patients with cIAI are receiving combination therapy and 30% of patients with cUTI are receiving combination therapy. Gram-negative bacteria account for 55-85% of

HAP/VAP infections, and greater than 60% of patients are receiving combination therapy. In hospitalized patients, rates of HAP/VAP infections due to multi-drug resistant, or MDR, pathogens are increasing. Late-onset HAP/VAP infections are more likely to be caused by MDR pathogens, and are associated with increased patient mortality and morbidity.

As such, at present, there is an acute need for new drugs to treat multidrug-resistant Gram-negative bacteria. Currently approved products, such as meropenem are becoming increasingly ineffective against Gram-negative bacteria due to increasing resistance, limiting patients’ treatment options, particularly for patients with multidrug-resistant infections. Few new therapeutic agents have been approved or are in clinical development.

A survey of infectious disease specialists published in the June 2012 edition of Clinical Infectious Disease rated multidrug-resistant Gram-negative infections as the most important unmet clinical need in current practice. In the survey, 63% of physicians reported treating a patient in the past year whose bacterial infection was resistant to all available antibacterial agents. A nationwide electronic database looked at the prevalence of gram negative resistance from 2008-2015 in US Hospitals and it showed MDR rates continue to increase.  Out of the 3,158,349 isolates tested 5.3% were considered MDR pathogens.  Five bacteria accounted for 92.7% of all MDR isolates:    E coli (39.4%), P aeruginosa (29.4%), K pneumoniae (13.2%), A baumannii (5.4%) and Enterobacter spp (5.2%).  The highest rate of MDR was associated with the hospital onset setting (11.4%), followed by the admission period (6.6%), and the ambulatory setting (3.5%).  The database showed that 42.9% of A baumannii were MDR related isolates.  The rate of MDR A baumannii  was highest in the inpatient setting (58.6% of isolates from all body sources), followed by admission setting (43.2%), and ambulatory setting (24.8%).

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

New legislative initiatives have recently been approved as part of the 21st Century Cures Act, including the Antibiotic Development to Advance Patient Treatment Act which would provide a pathway for approval of antibiotics in limited populations of patients with few or no suitable treatment options. Other legislation still pending include the Developing an Innovative Strategy for Antimicrobial Resistant Microorganisms, or DISARM, Act which would designate certain novel antibiotics used to treat serious bacterial infections to receive higher Medicare reimbursement, and an amendment to the GAIN Act, which would allow successful QIDP sponsors to transfer up to one year of exclusivity to another product, including products marketed by other companies.

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

Insufficient Coverage of Multidrug-resistant Bacteria. A physician cannot risk prescribing an inappropriate antibiotic when initially treating a patient for a serious infection where the pathogen has not yet been definitively identified. Frequently used products, such as linezoid and daptomycin, are limited to Gram-positive bacteria and thus are rarely used as a first-line empiric monotherapy if broad bacterial coverage is required. Recently approved products are limited to specific Gram-negative bacteria and thus are rarely used as a first-line empiric monotherapy if broad bacterial coverage is required. In addition, other popular antibiotics that have been used as first-line empiric monotherapies, such as levofloxacin, piperacillin/tazobactam, carbapenems, and imipenem/cilastatin, have seen their utility as first-line empiric monotherapies diminished as the number of bacterial strains resistant to these therapies has increased.

Complicated and Expensive Multi-Drug Cocktails and Multi-Dose Regimens. Due to gaps in the spectrum of coverage of antibiotics, physicians are often confronted with the need to design complicated multi-drug cocktails for the first-line empiric treatment of patients with serious infections. The clinical situation is further complicated when each drug in the multi-drug cocktail has a different dosing regimen, such as three or four times a day, resulting in an added burden on the pharmacy and nursing staff, higher costs due to multiple drug administrations and an increased potential for medical errors or drug-drug interactions. We believe that, with the exception of eravacycline, most of the antibiotics that are in development or have recently been approved by the FDA that are intended to cover a broad range of bacteria, including Gram-negative bacteria, or solely to address Gram-negative bacteria, are being developed or are approved for use in combination with one or more other antibiotics, and require the addition of a third drug such as metronidazole to address the presence of anaerobic bacteria.

Safety and Tolerability Concerns. Concerns about antibiotic safety and tolerability are among the leading reasons why patients stop treatment and fail therapy. Antibiotics on the market have been associated with adverse effects such as myelosuppression, seizures, nephrotoxicity and gastrointestinal disorders.

Given these limitations, there is an unmet medical need for a first-line empiric antibiotic treatment that has the following characteristics:

•	Potency and effectiveness against a broad range of bacteria, including multidrug-resistant Gram-negative, Gram-positive, atypical and anaerobic bacteria;
•	Capability of being used as a monotherapy in the majority of patients in the hospital with cIAI, cUTI and other multidrug-resistant infections;
•	A convenient dosing regimen, such as once or twice-daily; and
•	A favorable safety and tolerability profile.
•	Availability in both IV dosage and potentially an oral dosage form.

Based on our belief that eravacycline has, or potentially has, each of these characteristics, our goal is to develop eravacycline to be the drug of choice for first-line empiric treatment of a wide variety of serious and life-threatening infections.

Eravacycline

Overview

We are developing our lead product candidate, eravacycline, as an IV and oral antibiotic for use as a first-line empiric monotherapy for the treatment of resistant and multidrug-resistant infections, including multidrug-resistant Gram-negative bacteria. We developed eravacycline using our proprietary chemistry technology. We own exclusive worldwide rights for the development and commercialization of eravacycline.

To date, we have completed two phase 3 clinical trials with eravacycline: IGNITE1, a phase 3 clinical trial evaluating the safety and efficacy of eravacycline with IV administration for the treatment of cIAI, and IGNITE2, a phase 3 clinical trial evaluating the safety and efficacy of eravacycline with IV-to-oral transition therapy for the treatment of cUTI. In December 2014, we announced that in IGNITE1, eravacycline met the primary endpoint of statistical non-inferiority compared to the control therapy for the trial. In September 2015, we announced that eravacycline did not meet the primary endpoint of statistical non-inferiority in IGNITE2 compared to the control therapy for this trial.

Following advice from with the FDA, we are conducting an additional phase 3 clinical trial of IV eravacycline in patients with cIAI, IGNITE4. If IGNITE4 is successful, we plan to use the results from IGNITE1 and IGNITE4 to support submission of an NDA for IV eravacycline for the treatment of cIAI. As background, we previously conducted IGNITE1, our completed phase 3 clinical trial where eravacycline met the primary endpoint of statistical non-inferiority compared to ertapenem, the control therapy for the trial, for the treatment of cIAI. We are also conducting a phase 3 clinical trial of IV eravacycline in patients with cUTI, IGNITE3. If IGNITE3 is successful, we plan to use the results from IGNITE3 to support submission of an sNDA for IV eravacycline for the treatment of cUTI, assuming approval first of IV eravacycline for the treatment of cIAI. Consistent with guidance from the EMA which requires only one successful phase 3 clinical trial, Tetraphase plans to submit an MAA to the EMA in the second half of 2017 supported by data from the successfully completed IGNITE1 clinical trial.

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

Eravacycline is a novel, fully synthetic fluorocycline antibiotic. We selected eravacycline for development from tetracycline derivatives that we generated using our proprietary chemistry technology on the basis of the following characteristics of the compound that we observed in in vitro studies of the compound:

•	potent antibacterial activity against a broad range of susceptible and multidrug-resistant bacteria, including Gram-negative, Gram-positive, atypical and anaerobic bacteria;
•	potential to treat the majority of patients as a first-line empiric monotherapy with convenient dosing; and
•	potential for IV-to-oral transition therapy.

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

Data published in August 2016 demonstrated that eravacycline retained potency against E. coli clinical isolates containing a plasmid expressing mcr-1 (ERV MIC90=0.5 µg/mL; colistin MIC90=16 µg/mL). The in vitro potency of eravacycline was unaffected by inducible overexpression of the mcr-1 gene in an engineered laboratory E. coli strain.

Eravacycline has also demonstrated strong activity in vitro against Gram-positive pathogens, including both nosocomial and community-acquired methicillin susceptible or resistant Staphylococcus aureus strains, vancomycin susceptible or resistant Enterococcus faecium and Enterococcus faecalis, and penicillin-susceptible or resistant strains of Streptococcus pneumoniae. In in vitro studies of pathogens most prevalent in cIAI infections, eravacycline consistently exhibited strong activity against enterococci and streptococci. One of the most frequently isolated anaerobic pathogens in cIAI, either as the sole pathogen or often in conjunction with another Gram-negative bacterium, is Bacteroides fragilis. In these studies eravacycline demonstrated activity against Bacteroides fragilis and a wide range of Gram-positive and Gram-negative anaerobes.

Key Differentiating Attributes of Eravacycline

We believe that the following key attributes of eravacycline, observed in clinical trials and preclinical studies, differentiate eravacycline from other antibiotics targeting multidrug-resistant infections, including multidrug-resistant Gram-negative infections. We believe these attributes will make eravacycline a safe and effective treatment for cIAI, cUTI and other serious and life-threatening infections for which we may develop eravacycline.

•

Offers a broad range of activity against a wide variety of multidrug-resistant Gram-negative, Gram-positive and anaerobic bacteria. In our phase 2 and phase 3 clinical trials of the IV formulation of eravacycline, eravacycline demonstrated a high cure rate against a wide variety of multidrug-resistant Gram-negative, Gram-positive and anaerobic bacteria. In addition, in in vitro studies, eravacycline demonstrated potent antibacterial activity against Gram-negative bacteria, including ESBL-producing E. coli and the mcr-1 gene; ESBL-producing Klebsiella pneumoniae; Acinetobacter baumannii; Gram-positive bacteria, including MRSA and vancomycin-resistant enterococcus, or VRE; and anaerobic pathogens. As a result, we believe that eravacycline has the potential to be used as a first-line empiric monotherapy for the treatment of cIAI, cUTI and other serious and life-threatening infections.

•

Lower probability of drug resistance. To date, in the clinical trials and preclinical studies of eravacycline that we have conducted we have seen little decrease in susceptibility that would suggest increased resistance to eravacycline. We believe that, as a fluorocycline, eravacycline will not be subject to tetracycline-specific mechanisms of drug resistance.

•

Favorable safety and tolerability profile. Eravacycline has been evaluated in 1,348 subjects in the phase 1, phase 2 and phase 3 clinical trials that we have conducted through September 2016. In these trials, eravacycline has demonstrated a favorable safety and tolerability profile. In our phase 2 and phase 3 clinical trials of eravacycline in patients with cIAI, no patients suffered any drug-related serious adverse events, and safety and tolerability were comparable to ertapenem, the control therapy for the trials. In the phase 3 clinical trial of eravacycline in patients with cUTI, no patients suffered any drug-related serious adverse events, and safety and tolerability were comparable to levofloxacin, the control therapy for this trial. In addition, in these phase 2 and phase 3 clinical trials, the rate at which gastrointestinal adverse events such as nausea and emesis that occurred in the eravacycline arms was low.

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

•

Potential for convenient IV-to-oral transition therapy. Notwithstanding the results of IGNITE2, we are continuing to seek to develop an oral formulation of eravacycline. We believe an oral formulation would enable patients who begin IV treatment with eravacycline in the hospital setting to transition to oral dosing of eravacycline either in hospital or upon patient discharge for convenient home-based care. We believe that the availability of both IV and oral transition therapy may reduce the length of a patient’s hospital stay and the overall cost of care.

Clinical Experience

We have studied IV and oral formulations of eravacycline in 1,348 subjects in 19 clinical trials completed from October 2009 to September 2016.

Phase 3 Clinical Program

We designed our IGNITE phase 3 program for eravacycline to enable us to position eravacycline as a first-line empiric monotherapy for the treatment of cIAI and cUTI due to eravacycline’s broad-range of coverage against resistant and multidrug-resistant infections, including multidrug-resistant Gram-negative infections.

cIAI

Our initial phase 3 clinical trial of eravacycline for the treatment of patients with cIAI was our IGNITE1 trial. Consistent with guidance issued by the FDA with respect to the development of antibiotics for cIAI and our discussions with the FDA, we had planned to utilize results from our IGNITE1 trial with the results of our IGNITE2 trial in patients with cUTI to support the submission of an NDA for both indications. In December 2014, we announced that eravacycline met the primary endpoint of statistical non-inferiority compared to ertapenem in IGNITE1 for the treatment of cIAI. In September 2015, we announced that eravacycline did not meet the primary endpoint of statistical non-inferiority compared to levofloxacin in IGNITE2 for the treatment of cUTI.

Following the results of IGNITE2, we held discussions with the FDA regarding the registration pathway for eravacycline. As part of these discussions, the FDA advised us that data from one additional positive phase 3 clinical trial would be required to support an NDA submission for IV eravacycline for cIAI. Based on this guidance, we initiated our IGNITE4 trial in patients with cIAI. If IGNITE4 is successful, we plan to use the results from IGNITE1 and IGNITE4 to support submission of an NDA for IV eravacycline for the treatment of cIAI. Consistent with guidance from the EMA which requires only one successful phase 3 clinical trial, we plan to submit an MAA to the EMA in the second half of 2017 for eravacycline for the treatment of cIAI, supported by data from our IGNITE1 clinical trial.

IGNITE4

Eravacycline Phase 3 IGNITE4 Study Design

In October 2016 we initiated IGNITE4 as a phase 3 randomized, double-blind, double-dummy, multicenter, prospective study designed to assess the efficacy, safety and pharmacokinetics of twice-daily eravacycline (1.0 mg/kg every 12 hours) compared with meropenem (1g every 8 hours) for the treatment of cIAI. The study is expected to enroll approximately 450 adult patients at 75 centers worldwide. The primary endpoint of IGNITE4 is clinical response at the test-of-cure, or TOC, visit, which occurs 25 to 31 days after the initial dose of the study drug. The primary efficacy analysis will be conducted using a 12.5% non-inferiority margin in the microbiological intent-to-treat, or micro-ITT, population. We expect top-line results in the fourth quarter of 2017.

IGNITE1

Eravacycline Phase 3 IGNITE1 Study Design

In the third quarter of 2013, we initiated a global, multi-center, randomized, double-blind, double-dummy phase 3 clinical trial, our IGNITE1 trial, to assess the efficacy, safety and pharmacokinetics of eravacycline compared to ertapenem in patients with cIAI. We enrolled 541 patients in the trial at 66 clinical sites worldwide. These patients were randomized into two arms on a 1:1 basis. Patients in the eravacycline arm received 1.0 mg/kg IV eravacycline administered twice per day. Patients in the ertapenem arm received 1.0 g IV ertapenem administered once per day.

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

In December 2014, we announced top-line data from IGNITE1. In the trial, eravacycline met the primary endpoint of statistical non-inferiority of clinical response at the TOC visit, under the guidance set by the FDA and the EMA. The primary analysis under the FDA guidance was conducted using a 10% non-inferiority margin in the micro-ITT population. In the micro-ITT population, the lower and upper bounds of the 95% confidence interval were -7.1% and 5.5%, respectively. Under the EMA guidance, the primary analysis was conducted using a 12.5% non-inferiority margin in the CE and MITT patient populations. In the CE population, the lower and upper bounds of the 95% confidence interval were -6.3% and 2.8%, respectively, and the lower and upper bounds of the 99% confidence interval were -7.9% and 4.4%, respectively. In the MITT population, the lower and upper bounds of the 95% confidence interval were -7.4% and 3.8%, respectively, and the lower and upper bounds of the 99% confidence interval were -9.2% and 5.6%, respectively. The secondary analyses were consistent with and supportive of the primary outcome. There were no drug-related serious adverse events in the trial. The most commonly reported drug-related adverse events for eravacycline were gastrointestinal, including nausea (3.3%) and emesis (2.2%). This adverse event profile for eravacycline was consistent with that seen in the phase 2 clinical trial of eravacycline in cIAI. The spectrum of pathogens in this trial was similar to that seen in other pivotal trials of antibiotics in this patient population. The most common Gram-negative pathogens in the trial included Escherichia coli, Klebsiella pneumonia, Pseudomonas and Bacteroides.

cUTI

Our initial phase 3 clinical trial of eravacycline for the treatment of patients with cUTI was our IGNITE2 trial. Our IGNITE2 trial was designed to evaluate the safety and efficacy of eravacycline with IV-to-oral transition therapy. Following the failure of eravacycline to meet the primary endpoint of IGNITE2, and based on discussions with the FDA, we determined to conduct our IGNITE3 phase 3 clinical trial evaluating the IV formulation of eravacycline in patients with cUTI and to continue our development program for an oral formulation of eravacycline. If IGNITE3 is successful, we plan to use the results from IGNITE3 to support submission of an sNDA, for IV eravacycline for the treatment of cUTI, assuming approval first of IV eravacycline for the treatment of cIAI.

IGNITE3

Eravacycline Phase 3 IGNITE3 Study Design

In January 2017, we initiated dosing in IGNITE3, a phase 3 randomized, double-blind, double-dummy, multi-center, prospective study that is designed to assess the efficacy, safety and pharmacokinetics of once-daily IV eravacycline (1.5mg/kg every 24 hours) compared to ertapenem (1g every 24 hours), the control therapy in this trial, for the treatment of cUTI. The study is expected to enroll approximately 1,000 adult patients. Patients will be randomized 1:1 to receive eravacycline or ertapenem for a minimum of 5 days, and will then be eligible for transition to an approved oral agent. The co-primary endpoints of responder rate (a combination of clinical cure and microbiological success) in the micro-ITT population at the end-of-IV treatment visit and at the TOC visit (Day 5-10 post therapy) will be evaluated using a 10% non-inferiority margin.

IGNITE2

Eravacycline Phase 3 IGNITE2 Study Design

In the first quarter of 2014, we initiated a two-part, multi-center, randomized, double-blind phase 3 clinical trial, our IGNITE2 trial, to assess the efficacy and safety of eravacycline compared with levofloxacin in the treatment of cUTI. We enrolled 143 patients in the lead-in portion of the trial. These patients were randomized into three arms on a 1:1:1 basis: an arm in which patients received 1.5 mg/kg IV eravacycline every 24 hours followed by 200 mg of eravacycline orally every 12 hours; an arm in which patients received 1.5 mg/kg IV eravacycline every 24 hours followed by 250 mg of eravacycline orally every 12 hours; and an arm in which patients received 750 mg IV levofloxacin every 24 hours followed by 750 mg of levofloxacin orally every 24 hours.

After treatment was completed in the lead-in portion of the trial, we evaluated efficacy, safety and tolerability endpoints to determine the dose regimen for eravacycline to be studied in the pivotal portion of the trial. In the lead-in portion of IGNITE2 both IV-to-oral dosing regimens of eravacycline compared favorably to levofloxacin. The responder outcome, the primary endpoint for the FDA, is determined as the number of micro-ITT patients at the PT visit with both clinical cure and microbiological success. Clinical cure is measured by a complete or significant improvement in signs or symptoms and microbiological success is demonstrated if the baseline pathogen is cleared or reduced below a specified level in a urine sample. The responder rates in the micro-ITT population for the IV-to-oral 200 mg, IV-to-oral 250 mg and levofloxacin groups were 70.8% (n=24), 64.3% (n=28) and 52.2% (n=23), respectively. The microbiological response rates in the micro-ITT population were 75.0% (n=24), 64.3% (n=28) and 56.5% (n=23), respectively. The pharmacokinetics of both oral doses of eravacycline were comparable to the IV formulation in the trial. Overall, treatment was generally well tolerated in all three groups with the most common adverse events reported being nausea and emesis. Only two patients discontinued treatment as a result of drug related adverse events. In October 2014, we selected the 1.5 mg/kg IV followed by 200 mg oral dose as the IV-to-oral transition therapy to be evaluated in the pivotal portion of the trial and initiated patient enrollment.

We enrolled 908 patients in the pivotal portion of the trial. These patients were randomized on a 1:1 basis to receive 1.5 mg/kg IV eravacycline every 24 hours followed by 200 mg of eravacycline orally every 12 hours or 750 mg IV levofloxacin every 24 hours followed by 750 mg of levofloxacin orally every 24 hours. In both treatment arms, subjects received a minimum of three days of IV therapy and then, if clinically indicated, were eligible to transition to oral therapy for the remaining doses for a total treatment period of 7 days. We designed the pivotal portion of the trial as a non-inferiority study in compliance with both FDA and EMA guidance. Under FDA guidance, the primary endpoint of the pivotal portion of the trial was clinical and microbiological response in the micro-ITT population at the PT visit. Under EMA guidance, the primary endpoint of the pivotal portion of the trial was microbiological response in the micro-MITT and ME populations. The micro-MITT population consisted of any patient who received study drug who had baseline bacterial pathogens that cause cUTI and against which eravacycline has antibacterial activity. The ME population consisted of all micro-ITT patients who met key inclusion/exclusion criteria and followed other important components of the trial. In order to achieve the primary endpoint under both FDA and EMA guidance, eravacycline would have needed to demonstrate non-inferiority as compared to levofloxacin within a margin of no more than 10%. A key secondary endpoint in IGNITE2 was to test for superiority of eravacycline over levofloxacin in the treatment of cUTI for those subjects with infections caused by quinolone-resistant pathogens by evaluation of clinical and microbiological response in the micro-ITT population at the PT visit.

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

Previous clinical trial of eravacycline

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

We continue to develop an oral dose formulation of eravacycline. A phase 1 clinical program is ongoing which is designed to evaluate and optimize the oral dosing regimen for eravacycline. During the second quarter of 2016, we completed preliminary clinical testing which indicates that the overall efficacy results in IGNITE2 were driven by lower systemic exposures after oral dosing due to a food effect. Preliminary clinical testing also suggests that administration of oral eravacycline in a fasted state results in increased drug exposure. Further clinical testing is now underway to evaluate several additional variables associated with optimizing the oral eravacycline dosing regimen. We expect to provide an update with top-line findings from this testing and potential next steps in the development of oral eravacycline during the third quarter of 2017.

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

In Vitro Activity Against Gram-negative Bacteria

The figure below summarizes the in vitro activity of eravacycline and various antibiotics commonly used in hospitals today for the treatment of Gram-negative bacteria in panels that included 3,840 Gram-negative clinical isolates collected in 2014 and 2015. In each panel, isolates of a single species of bacteria were separately treated with each of the antibiotics in the study. The number specified in the figure below for each species of bacteria indicates the number of isolates of that species that were included in the studies. The bacteria selected for evaluation were chosen because they are commonly found in serious hospital infections.

As shown in the figure, eravacycline demonstrated potent activity against Gram-negative bacteria. In the majority of instances, the MIC90 of eravacycline was equivalent to or lower than the MIC90 values of the other antibiotics studied for each bacterium. Key observations from these in vitro studies include:

•	Eravacycline had MIC90 values of ≤1 µg/mL against clinical isolates of E. coli, K. pneumoniae, and K. oxytoca including ESBL-producing isolates; E. cloacae and C. freundii.
•

Eravacycline was twice as potent as the next most active comparator, tigecycline, against A. baumannii with an MIC90 values of ≤2 µg/mL in a panel that was 65% resistant to carbapenems, 73% resistant to fluoroquinolones and 4% resistant to colistin.

•	Eravacycline was eight times more potent than tigecycline against ESBL-producing K. pneumoniae isolates.
•	83%, 29%, and 43% of the isolates were fully resistant to fluoroquinolones, carbapenems and gentamicin, respectively.
•	P. aeruginosa isolates were largely not susceptible to eravacycline (MIC90 of 16 µg/mL) or tigecycline (MIC90 in excess of 16 µg/mL) [data not shown].

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

In Vitro Activity Against Gram-positive Bacteria

The figure below summarizes the in vitro activity of eravacycline and various antibiotics commonly used in hospitals today for the treatment of Gram-positive bacteria in panels that included 3,180 Gram-positive clinical isolates collected in 2014 and 2015. The bacteria selected for evaluation were chosen because they are commonly found in serious hospital infections.

Eravacycline demonstrated excellent in vitro potency against methicillin-susceptible and resistant Staphylococcus aureus and Staphylococcus epidermidis, vancomycin-susceptible and resistant Enterococcus faecium and Enterococcus faecalis, penicillin-susceptible and -resistant Streptococcus pneumoniae, Streptococcus anginosus, Streptococcus intermedius, Streptococcus mitis, Streptococcus sanguis, Streptococcus pyogenes, and Streptococcus agalactiae. The MIC90 values for eravacycline against all of the streptococci and enterococci in the panels were less than 0.12 µg/mL. For staphylococci, including MRSA confirmed to contain Panton-Valentine leukocidin virulence factor, the MIC90 values were less than 0.5 µg/mL in 464 MRSA isolates tested.

In Vitro Activity Against Anaerobic Bacteria

The figure below summarizes the in vitro activity of eravacycline and various antibiotics commonly used in hospitals today for the treatment of anaerobic bacteria in panels that included 422 anaerobic clinical isolates collected in 2014 and 2015. The bacteria selected for evaluation were chosen because they are commonly found in serious hospital infections.

Key observations from these in vitro studies include that eravacycline:

•	had a MIC90 against B. fragilis, the most prevalent anaerobe in human infections, of 1 µg/mL, which was four times lower than tigecycline;
•	had excellent activity against a wide range of anaerobes important in cIAI
•	provided broader coverage than the other antibiotics tested in the panel.

In addition, in the studies, many of the isolates from the Bacteroides, Prevotella and Clostridium perfringens species were vancomycin-resistant, and many of the isolates of the Peptostreptococcus spp. and C. perfringens species were metronidazole-resistant. Eravacycline showed strong activity against these isolates, including the mcr-1 gene.

Other Indications

We have received funding for our lead product candidate, eravacycline, under an award from BARDA. In January 2012, BARDA awarded to CUBRC a five-year contract that provided a total of up to $67.3 million in funding for the development, manufacturing and clinical evaluation of eravacycline as a potential empiric countermeasure for respiratory diseases caused by biothreat and antibiotic-resistant public health pathogens, including Francisella tularensis, which causes tularemia, Yersinia pestis, which causes plague, and Bacillus anthracis, which causes anthrax disease, as well as bacterial pathogens associated with moderate-to-severe community-acquired bacterial pneumonia and other serious hospital infections. The funding under the BARDA Contract is also being used for certain activities in the development of eravacycline to treat certain infections caused by life-threatening multidrug-resistant bacteria. Under this program, we have conducted a number of in vitro, toxicology and animal studies to evaluate the efficacy of eravacycline against biothreat pathogens. Eravacycline has performed as well as, or better than, standard-of-care comparators in studies in murine respiratory infection models challenged with public health pathogens. In addition we have also completed a phase 1 clinical trial assessing the bronchial pulmonary disposition, safety and tolerability of eravacycline, the first clinical assessment of its potential use for treating pneumonia. In connection with the BARDA Contract, in February 2012, we entered into with CUBRC a cost-plus-fixed-fee subcontract under which we can receive funding of up to $41.6 million to fund specific work performed by us related to eravacycline. The term of the subcontract runs through May 10, 2018.

Although the BARDA Contract, and our subcontract with CUBRC under the BARDA Contract, have terms running through May 2018, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is $41.6 million from the initial contract date through May 10, 2018, of which $32.4 million had been received through December 31, 2016.

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

A number of potential tetracycline uses in non-antibiotic therapeutic areas, including oncology and inflammatory diseases, have been reported in the scientific literature. Until now, these opportunities could not be fully exploited because of limited synthetic access and availability of analogs. With our tetracycline chemistry expertise and our extensive tetracycline library, we are uniquely positioned to explore serious conditions beyond bacterial infections.

Drug Development Programs

The following table sets forth our clinical and earlier-stage antibiotic compounds that we are developing for the treatment of serious and life-threatening infections and their status.

Candidate	Indication	Status
Eravacycline	cIAI (IV)	Phase 3 IGNITE1 study completed; met primary end point Phase 3 IGNITE4 study initiated October 2016
	cUTI (IV/oral)	Phase 3 IGNITE2 study completed; did not meet primary end point
Phase 1 clinical trials ongoing for oral formulation
	cUTI (IV)	Phase 3 IGNITE3 study initiated January 2017
	Pneumonia (IV)	Phase 1 completed
TP-271	Bacterial biothreats	Phase 1 clinical trials ongoing
TP-6076	Multidrug-resistant Gram- negative infections	Phase 1 clinical trials ongoing

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

In our development program for TP-271, we have conducted a number of in vitro, toxicology and animal studies to evaluate the efficacy of TP-271 against biothreat pathogens. TP-271 has performed as well as, or better than, standard-of-care comparators in studies in murine respiratory infection models challenged with public health pathogens. In susceptibility studies, TP-271 also demonstrated broad-spectrum activity against NIAID Category A and B public health bacterial pathogens including Francisella tularensis, Yersinia pestis, Burkholderia mallei, Burkholderia pseudomallei, Bacillus anthracis, and NIAID Category C public health bacterial pathogens (in vitro and in vivo) that are associated with CABP, including Streptococcus pneumoniae, including multidrug-resistant pneumococci, Staphylococcus aureus (methicillin-susceptible and methicillin-resistant), Haemophilus influenzae, Moraxella catarrhalis and Legionella pneumophila, including strains that are tetracycline-resistant. In January 2016, we initiated a phase 1 clinical trial of the IV formulation of TP-271. This trial is a randomized, double-blind, placebo-controlled, single-ascending-dose study in up to 56 healthy volunteers.

Funding for TP-271 is covered by two awards from NIAID. The first award is a grant awarded to CUBRC in July 2011 that provides up to approximately $2.9 million in funding, which we refer to as the NIAID Grant. The second award is a contract awarded to CUBRC in September 2011 that provides up to approximately $35.8 million in funding. The NIAID Grant and the NIAID Contract each support the development, manufacturing and clinical evaluation of TP-271 for respiratory diseases caused by biothreat and antibiotic-resistant public health pathogens, including Francisella tularensis, Yersinia pestis and Bacillus anthracis, as well as bacterial pathogens associated with community-acquired bacterial pneumonia.

In connection with the NIAID Contract, in October 2011, we entered into a cost-plus-fixed-fee subcontract with CUBRC under which we may receive funding of up to approximately $15.1 million, reflecting the portion of the NIAID Contract funding that may be paid to us for our activities. In connection with the NIAID Grant, in November 2011, CUBRC awarded us a subaward of approximately $0.9 million, reflecting the portion of the NIAID Grant funding that may be paid to us for our activities.

Although the NIAID Contract, the NIAID Grant and our subcontract with CUBRC under the NIAID Contract have terms which currently expire on December 31, 2018, and our subaward under the NIAID Grant has a term which currently expires on May 31, 2017, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond December 31, 2018. To the extent that NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. As of December 31, 2016, committed funding from CUBRC under the our subcontract with respect to the NIAID Contract is $15.1 million, of which $10.4 million had been received through December 31, 2016. Committed funding from CUBRC under our subaward with respect to the NIAID Grant is $0.9 million, of which $0.8 million had been received through December 31, 2016.

Second-generation Gram-negative Program

We are using our proprietary chemistry technology to pursue the discovery and development of tetracycline-derived compounds effective against the most urgent multidrug-resistant Gram-negative bacterial health threats identified by the CDC, in a September 2013 report. Pathogens targeted include carbapenem-resistant variants of Klebsiella pneumoniae, Acinetobacter baumanni, Escherichia coli and Pseudomonas aeruginosa. We have generated compounds that have demonstrated potent activity against a broad range of these multidrug-resistant Gram-negative pathogens. We identified TP-6076, a fully synthetic fluorocycline, as a lead candidate from these compounds to target unmet medical needs, including multidrug-resistant Gram-negative bacteria, and in July 2016, we initiated a phase 1 clinical trial of the IV formulation of TP-6076 in healthy volunteers.

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

We are currently developing our lead product candidate, eravacycline, as an IV and oral antibiotic for use as a first-line empiric monotherapy for the treatment of serious and life-threatening infections, including a wide variety of multidrug-resistant infections. Assuming the successful completion of clinical trials and receipt of regulatory approvals, we intend to directly commercialize eravacycline in the United States. We currently have limited marketing capabilities and no sales or distribution capabilities. We intend to build a commercial organization in the United States and recruit experienced marketing, sales and medical education professionals and to develop a commercial strategy to target institutions with the greatest use of drugs for multidrug-resistant serious and life-threatening infections. We expect that our sales force will focus on educating hospital and institution-based physicians, nurses, pharmacy directors and payers about the benefits of eravacycline for the product’s approved indications.

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

As of February 21, 2017, we owned eight U.S. patents, 21 foreign patents, eight pending U.S. patent applications, two pending applications filed under the Patent Cooperation Treaty, or PCT, and 67 pending foreign patent applications in Europe and 20 other jurisdictions. The PCT is an international patent law treaty that provides a unified procedure for filing a single initial patent application for an invention simultaneously in each of the member states. Although a PCT application is not itself examined and cannot issue as a patent, it allows the applicant to seek protection in any of the member states through national-phase applications. In addition we have exclusively licensed from Harvard University rights under ten U.S. patents, 26 foreign patents, two pending U.S. patent applications and 14 pending foreign patent applications in Europe and ten other jurisdictions. Certain of our patents and patent applications are directed to the composition of matter and/or use of eravacycline and applications are pending in the United States, Europe, Japan and other countries.

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

Composition of matter for the enone intermediates and precursors used in preparing the enone intermediates, and methods of making the precursors and enone intermediates are covered by the U.S. patents we license from Harvard, which will expire no earlier than 2027, taking into consideration patent term adjustment. Corresponding patent applications have been filed in foreign jurisdictions and any patents that have issued and might issue from these applications expire or will expire no earlier than 2025.

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

Patent Term and Patent Term Extensions

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug, biological product or medical device approved pursuant to a pre-market approval may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. The length of the patent term extension is related to the length of time the drug is under regulatory review while the patent is in force. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration date set for the patent. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be granted an extension and only those claims reading on the approved drug are extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug.

Trademark Applications Relating to the Company Name and Logo

As of February 1, 2017 we had eight intent-to-use trademark applications at the United States Patent and Trademark Office relating to the Company Name, the Company Logo, combinations thereof, design marks relating to eravacycline and potential commercial names of eravacycline.

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

In consideration for the rights granted to us by Harvard under the license agreement, as of December 31, 2016, we have paid Harvard an aggregate of $4.4 million in upfront license fees and development milestone payments, and issued 31,379 shares of our common stock to Harvard. In addition, we have agreed to make payments to Harvard upon the achievement of specified future development and regulatory milestones totaling up to $15.1 million for each licensed product candidate ($3.1 million of which has already been paid with respect to eravacycline), and to pay tiered royalties in the single digits based on annual worldwide net sales, if any, of licensed products by us, our affiliates and sublicensees. We are also obligated to pay Harvard a specified share of non-royalty sublicensing revenues that we receive from sublicensees for the grant of sublicenses under the license and to reimburse Harvard for specified patent prosecution and maintenance costs.

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

Government Contracts

Eravacycline

We received funding for eravacycline under an award from BARDA. In January 2012, BARDA awarded a five-year contract that provided a total of up to $67.3 million in funding that BARDA awarded to CUBRC in January 2012. The contract contemplates that CUBRC will collaborate with us on the development, manufacturing and clinical evaluation of a novel tetracycline antibiotic with potential as an empiric countermeasure for respiratory diseases caused by biothreat and antibiotic-resistant public health pathogens, including Francisella tularensis, which causes tularemia, Yersinia pestis, which causes plague, and Bacillus anthracis, which causes anthrax disease, as well as bacterial pathogens associated with moderate-to-severe CABP and other serious hospital infections. The funding under the BARDA Contract is also being used for certain activities in the development of eravacycline to treat certain infections caused by life-threatening multidrug-resistant bacteria. In connection with the BARDA Contract, in February 2012, we entered into a cost-plus-fixed-fee subcontract with CUBRC under which we can receive up to $41.6 million to fund specific work performed by us related to eravacycline. The terms of the subcontract expire on May 10, 2018.

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

TP-271

Our program to develop TP-271 is funded by NIAID through the NIAID Grant, a grant awarded in July 2011 that provided up to approximately $2.9 million in funding, and the NIAID Contract, a separate agreement that provides up to $35.8 million in funding that

NIAID awarded to CUBRC in October 2011. The NIAID Contract and the NIAID Grant contemplate that CUBRC will collaborate with us on the development, manufacturing and clinical evaluation of a novel broad-spectrum tetracycline antibiotic for respiratory diseases caused by biothreat and antibiotic-resistant public health pathogens, including Francisella tularensis, Yersinia pestis and Bacillus anthracis, as well as bacterial pathogens associated with CABP.

In connection with the NIAID Contract, in October 2011, we entered into a subcontract with CUBRC under which we may receive funding of up to approximately $15.1 million, reflecting the portion of the NIAID Contract funding that may be paid to us for our activities. The term of the NIAID subcontract now runs through December 31, 2018. In connection with the NIAID Grant, in November 2011, CUBRC awarded us a subaward of approximately $0.9 million, reflecting the portion of the NIAID Grant funding that may be paid to us for our activities. The term of the sub-award under the NIAID grant now runs through May 31, 2017.

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

NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond May 31, 2017 in the case of the NIAID Grant, and December 31, 2018 in the case of the NIAID Contract, and CUBRC has a right to terminate its subcontract with, or subaward to, us only to the extent that NIAID first cancels the corresponding portions of CUBRC’s prime contract or award.

We retain rights to terminate the subcontract if CUBRC breaches the subcontract, subject in certain cases to CUBRC’s failure to cure such breach, or by written notice to CUBRC, effective upon CUBRC’s negotiation of a corresponding termination of CUBRC’s obligations to NIAID.

Research and Development Expenses

For the years ended December 31, 2016, 2015 and 2014, we incurred $63.8 million, $73.8 million, and $61.9 million, respectively, in expenses on research and development activities.

Competition

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical companies and generic drug companies. Many of our potential competitors have greater financial, technical and human resources than we do, as well as greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Accordingly, our potential competitors may be more successful than us in obtaining FDA approval for drugs and achieving widespread market acceptance. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Finally, the development of new treatment methods for the diseases we are targeting could render our product candidates non-competitive or obsolete.

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

We are developing eravacycline as an IV and oral antibiotic for use as a first-line empiric monotherapy for the treatment of resistant and multidrug-resistant infections. If approved, eravacycline would compete with a number of currently marketed antibiotics, including meropenem, which is marketed by AstraZeneca as Merrem, imipenem/cilastatin, which is marketed by Merck & Co., or Merck, as Primaxin, tigecycline, which is marketed by Pfizer as Tygacil, piperacillin/tazobactam, which is marketed by Pfizer as Zosyn, ceftolozane/tazobactam, which is marketed by Merck as Zerbaxa, and ceftazidime/avibactam, which is marketed by Allergan, Inc. and AstraZeneca as Avycaz, as well as several antibiotics currently in phase 3 development. We also expect that eravacycline, if approved, would compete with future and current generic versions of marketed antibiotics.

If approved, we believe that eravacycline would compete effectively against these compounds on the basis of:

•	broad range of activity against a wide variety of resistant and multidrug-resistant Gram-negative, Gram-positive and anaerobic bacteria;
•	lower probability of drug resistance;
•	a favorable safety and tolerability profile;
•	a convenient dosing regimen;
•	allows for monotherapy;
•	potentially, convenient IV-to-oral transition therapy

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

On December 13, 2016, President Obama signed into law the 21st Centuries Cures Act, which builds on the FDA’s ongoing efforts to advance medical product innovation. One key component of this Act is the Limited Population pathway, which is designed to help streamline the development programs for certain antibacterials intended to treat targeted groups of patients suffering from serious or life-threatening infections where unmet need exists due to lack of available therapies. Approvals of these antimicrobials are expected to rely on data primarily targeting these limited populations. The statement “Limited Population” will appear prominently next to the drug’s name in labeling, which will provide notice to healthcare providers that the drug is indicated for use in a limited and specific population of patients. There is additional legislation pending in the U.S. Congress, including the DISARM Act, which would designate certain novel antibiotics used to treat serious bacterial infections to receive higher Medicare reimbursement, and an amendment to the GAIN Act, which would successful QIDP sponsors to transfer up to one year exclusivity to another product, including products marketed by other companies.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and in other countries, extensively regulate, among other things, the research, development, clinical trials, testing, manufacture, including any manufacturing changes, authorization, pharmacovigilance, adverse event reporting, recalls, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, import and export of pharmaceutical products and product candidates such as those we are developing. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

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

•	a sponsor fails to follow a protocol that was agreed upon with the FDA; or
•	the relevant data, assumptions, or information provided by the sponsor in a request for SPA change are found to be false statements or misstatements, or are found to omit relevant facts.

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

In addition, under the Pediatric Research Equity Act of 2003, as amended and reauthorized, certain NDAs or supplements to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.

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

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life threatening disease or condition and demonstrates the potential to address an unmet medical need, or if the drug qualifies as a QIDP under the recently enacted GAIN Act. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. Fast track designation provides additional opportunities for interaction with the FDA’s review team and may allow for rolling review of NDA components before the completed application is submitted. The FDA granted eravacycline fast track designation as a QIDP in April 2014; granted fast track designation and as a QIDP for the IV formulation of TP-271 in September 2015 and for the oral formulation of TP-271 in February 2017. The FDA may decide to rescind the fast track designation if it determines that the qualifying criteria no longer apply.

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

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

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

Qualified Infectious Disease Product Exclusivity

Under the GAIN provisions of FDASIA, which was signed into law in July 2012, the FDA may designate a product as a “qualified infectious disease product,” or QIDP. In order to receive this designation, a drug must qualify as an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by either (1) an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens, or (2) a so-called “qualifying pathogen” found on a list of potentially dangerous, drug-resistant organisms to be established and maintained by the FDA under the new law. A sponsor must request such designation before submitting a marketing application. We obtained a QIDP designation for the IV formulation of eravacycline for cUTI and cIAI in July 2013, the oral formulation in March 2014, the IV formulation of TP-271 in September 2015, the oral formulation of TP-271 in February 2017, and expect to request QIDP designations for our other product candidates prior to submitting a marketing application for such product candidates, as appropriate.

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

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, in the EU, the sole legal instrument at the EU level governing the pricing and reimbursement of medicinal products is Council Directive 89/105/EEC, or the Price Transparency Directive. The aim of this Directive is to ensure that pricing and reimbursement mechanisms established in the EU Member States are transparent and objective, do not hinder the free movement of and trade in medicinal products in the EU, and do not hinder, prevent or distort competition on the market. The Price Transparency Directive does not provide any guidance concerning the specific criteria on the basis of which pricing and reimbursement decisions are to be made in individual EU Member States, nor does it have any direct consequence for pricing or reimbursement levels in individual EU Member States. The EU Member States are free to restrict the range of medicinal products for which their national health insurance systems provide reimbursement, and to control the prices and/or reimbursement levels of medicinal products for human use. An EU Member State may approve a specific price or level of reimbursement for the medicinal product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the medicinal product on the market, including volume-based arrangements, caps and reference pricing mechanisms.

Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including the United Kingdom, France, Germany, Ireland, Italy and Sweden. The HTA process in the EU Member States is governed by the national laws of these countries. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact, and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product vary between EU Member States. A negative HTA of one of our products by a leading and recognized HTA body, such as the National Institute for Health and Care Excellence in the United Kingdom, could not only undermine our ability to obtain reimbursement for such product in the EU Member State in which such negative assessment was issued, but also in other EU Member States. For example, EU Member States that have not yet developed HTA mechanisms could rely to some extent on the HTA performed in countries with a developed HTA framework, such as the United Kingdom, when adopting decisions concerning the pricing and reimbursement of a specific medicinal product.

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

Legal Proceedings

In January 2016 and March 2016, two securities class action lawsuits were filed against us, our chief executive officer, our former chief operating officer and our former chief financial officer in the United States District Court for the District of Massachusetts. In May 2016, the court consolidated the two lawsuits and appointed lead plaintiffs and lead counsel. The lead plaintiffs filed a consolidated amended complaint in July 2016 and filed a second consolidated amended complaint in August 2016. The second amended complaint is brought on behalf of an alleged class of those who purchased our common stock between March 5, 2015 and September 8, 2015, and alleges claims arising under Sections 10 and 20 of the Securities Exchange Act of 1934, as amended. The complaint generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning IGNITE2. The complaint seeks, among other relief, unspecified compensatory damages, attorneys’ fees, and costs. In October 2016, defendants filed a motion to dismiss the second amended complaint in its entirety, which plaintiffs have opposed. That motion is pending. We believe we have valid defenses against these claims, and will engage in a vigorous defense of such litigation.

In addition, in May 2016, Donald Britton filed a shareholder derivative complaint against our chief executive officer; our former chief operating officer; our former chief financial officer; all the members of our current board of directors; a former board member; and against Tetraphase as nominal defendant, in Massachusetts Superior Court (Suffolk County). The complaint generally alleges that the individual defendants breached fiduciary duties owed to Tetraphase and its shareholders by disseminating materially false and misleading statements to the market concerning IGNITE2. The complaint purports to assert derivative claims against the individual defendants for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, and seeks to recover on behalf of the Company for any liability the Company incurs as a result of the individual defendants’ alleged misconduct. The complaint seeks declaratory, equitable and monetary relief, an unspecified amount of damages, with interest, and attorney’s fees and costs. In August 2016, this action was dismissed by the Massachusetts Superior Court without prejudice due to plaintiff’s failure to perfect service of process in a timely manner.

In management’s opinion, it is not possible to predict the final outcome of these proceedings, nor is any potential liability estimable at this time.

Employees

As of March 10, 2017, we had 66 full-time employees, 47 of whom were primarily engaged in research and development activities. A total of 21 employees have an M.D. or Ph.D. degree. None of our employees is represented by a labor union and we consider our employee relations to be good.

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

We were incorporated under the laws of the State of Delaware on July 7, 2006 as Tetraphase Pharmaceuticals, Inc. Our principal executive offices are located at 480 Arsenal Way, Watertown, Massachusetts, 02472, and our telephone number is (617) 715-3600. Our Internet website is http://www.tphase.com. We make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the section entitled “Investor Relations,” as a source of information about us.

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

We have incurred annual net operating losses in every year since our inception. Our net loss was $77.5 million for the year ended December 31, 2016, $83.2 million for the year ended December 31, 2015 and $66.7 million for the year ended December 31, 2014. As of December 31, 2016, we had an accumulated deficit of $347.1 million. We have not generated any product revenues and have financed our operations primarily through the public offering and private placements of our equity securities, debt financings and revenue from U.S. government grants and contract awards. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development.

We expect to continue to incur significant expenses and operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect that our expenses will increase in 2017 compared to 2016 as we commence and conduct our IGNITE3 and IGNITE4 trials, conduct pre-commercialization and launch-related activities for eravacycline, seek marketing approval for eravacycline,  conduct additional manufacturing process activities related to eravacycline, manufacture drug product for our clinical trials, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University, or Harvard. If we obtain marketing approval of eravacycline or any other product candidate, we also expect to incur significant sales, marketing, and distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Our expenses also will increase if and as we:

•	maintain, expand and protect our intellectual property portfolio;
•	in-license or acquire other products and technologies;
•	hire additional development personnel; and
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses could increase if we are required by the U.S. Food and Drug Administration, or FDA, or the European Medicines Agency, or EMA, to perform clinical trials and non-clinical studies in addition to those that are currently being conducted or are currently expected, or if there are any delays in completing our clinical trials, the development of any of our product candidates or the manufacture of any of our product candidates.

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

Developing pharmaceutical products, including conducting preclinical studies, clinical trials and manufacturing activities, is a time-consuming, expensive and uncertain process that takes years to complete. We expect that our expenses will increase in 2017 compared to 2016 for a number of reasons, including, but not limited to, costs associated with our IGNITE3 and IGNITE4 clinical trials, and conducting pre-commercialization and launch-related activities for eravacycline. If we obtain marketing approval for eravacycline or any other product candidate that we develop, we also expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses.

We believe that our available funds will be sufficient to support our operations into the second half of 2018, which we believe would allow us to obtain results from IGNITE4 and submit a new drug application, or NDA, for IV eravacycline for the treatment of cIAI. We do not believe these funds will be sufficient, however, to enable us to commercially launch eravacycline, complete IGNITE3 or submit a supplemental new drug application, or sNDA, for IV eravacycline for the treatment of cUTI. It is also possible that we will not achieve the progress that we expect with respect to eravacycline because the actual costs and timing of clinical development activities are difficult to predict and are subject to substantial risks and delays. As a result, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

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

•	the costs of maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
•	the extent to which we in-license or acquire other products and technologies.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Currently, our only external source of funds is funding under subcontracts and a subaward awarded to us by CUBRC pursuant to government contracts from BARDA and NIAID and a grant from NIAID. Although the BARDA contract and our subcontract with CUBRC under the BARDA contract have terms which currently expire on May 10, 2018, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is up to $41.6 million from the initial contract date through May 10, 2018, of which $32.4 million had been received through December 31, 2016.

Similarly, although the NIAID contract and our subcontract with CUBRC under the NIAID contract have terms which currently expire on December 31, 2018, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond December 31, 2018. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID contract is up to $15.1 million, of which $10.4 million had been received through December 31, 2016. In addition, although the NIAID grant has a term which currently expires on May 31, 2017 and our subaward from CUBRC has a term which currently expires on May 31, 2017, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond May 31, 2017. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to

cease providing funding to us. Committed funding from CUBRC under our subaward with respect to the NIAID grant is $0.9 million   from the initial grant date through May 31, 2017, of which $0.8 million had been received through December 31, 2016.

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

Following the result of IGNITE2 and further discussion with the FDA, the FDA advised us that data from one additional positive phase 3 clinical trial would be required to support an NDA submission for IV eravacycline. We are conducting our IGNITE4 phase 3 clinical trial evaluating the safety and efficacy of eravacycline with IV administration for the treatment of cIAI. If IGNITE4 is successful, we plan to use the results from IGNITE1 and IGNITE4 to support submission of an NDA for IV eravacycline for the treatment of cIAI. We are also conducting our IGNITE3 phase 3 clinical trial evaluating the safety and efficacy of eravacycline with IV administration for the treatment of cUTI. If IGNITE3 is successful, we plan to use the results from IGNITE3 to support submission of an sNDA for IV eravacycline for the treatment of cUTI, assuming approval first of IV eravacycline for the treatment of cIAI.

In addition, we plan to submit a marketing authorization application, or MAA, to the EMA for IV eravacycline for the treatment of cIAI in the second half of 2017 on the basis of the results of IGNITE1.

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

We are not permitted to commercialize, market, promote, or sell any product candidate in the United States without obtaining marketing approval from the FDA or in other countries without obtaining approvals from comparable foreign regulatory authorities, such as the EMA, and we may never receive such approvals. We must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We have not previously submitted an NDA to the FDA, an MAA to the EMA or similar drug approval filings to comparable foreign regulatory authorities for any of our product candidates.

The clinical development of eravacycline and other product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to achieve efficacy in a trial or across a broad population of patients, the occurrence of severe adverse events, failure to comply with protocols or applicable regulatory requirements, and determination by the FDA or any comparable foreign regulatory authority that a drug product is not approvable. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, although eravacycline achieved favorable results in the lead-in part of IGNITE2, the pivotal portion of IGNITE2 did not meet the primary endpoint of statistical non-inferiority compared to levofloxacin. In October 2016, we initiated dosing in  IGNITE4. In January 2017, we initiated IGNITE3. We may fail to achieve success in either or both of these phase 3 trials or any other future clinical trial of eravacycline or any other product candidate.

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

In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. For instance, the results of IGNITE1 may not be predictive of the results of IGNITE4 as we are using a different control therapy in IGNITE4 than we used in IGNITE1, and the results of the lead-in portion of IGNITE2 may not be predictive of the results of IGNITE3. In addition, in the case of our clinical trials, results may differ on the basis of the type of bacteria with which patients are infected. We cannot be certain that IGNITE4, IGNITE3, any phase 2, phase 3 or other clinical trials that we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidates.

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

We do not have a sales, marketing or distribution infrastructure and as a company have little experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. We intend to develop and build a commercial organization in the United States and recruit experienced sales, marketing and distribution professionals, which will require substantial resources, will be time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization costs. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. In addition, we may not be able to hire a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we intend to target. If we are unable to establish a sales force and marketing and distribution capabilities, our operating results may be adversely affected.

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

There are also a number of products currently in phase 3 development by third parties to treat multidrug-resistant infections, including meropenem/vaborbactam, which is being developed by The Medicines Company as Carbavance, plazomicin, which is being developed by Achaogen, Inc., imipenem/relebactam, which is being developed by Merck & Co., Inc., and cefiderocol, which is being developed by Shionogi. Some of these companies may obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than we do, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

In July 2012, the Food and Drug Administration Safety and Innovation Act was passed, which included the GAIN Act. The GAIN Act is intended to provide incentives for the development of new, qualified infectious disease products. These incentives may result in more competition in the market for new antibiotics, and may cause pharmaceutical and biotechnology companies with more resources than we have to shift their efforts towards the development of products that could be competitive with eravacycline and our other product candidates.

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

Our development of eravacycline for the treatment of disease caused by bacterial biothreat pathogens and certain life-threatening multidrug-resistant bacteria is currently being partially funded through a subcontract with funding from BARDA. In addition, our development of TP-271 is being funded through a subcontract and grant subaward from the NIH’s NIAID division. Contracts and grants funded by the U.S. government and its agencies, including our agreements funded by BARDA and NIAID, include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including, but not limited to powers of the government to:

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

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our product candidates and use our proprietary chemistry technology without infringing the intellectual property and other proprietary rights of third parties. Numerous third-party U.S. and non-U.S. issued patents and pending applications exist in the area of antibacterial treatment, including compounds, formulations, treatment methods and synthetic processes that may be applied towards the synthesis of antibiotics. If any of their patents or patent applications cover our product candidates or technologies, we may not be free to manufacture or market our product candidates as planned. We are aware of a third-party U.S. patent claiming pharmaceutical compositions of tetracyclines. The third-party U.S. patent could be asserted against us with respect to eravacycline. We believe we have defenses in the event that the third party seeks to assert such patent against us, including the invalidity of the relevant claims of such patent. However, we may not be successful in asserting these defenses, including proving invalidity, and could be found to infringe the third party’s patent, which would have a material adverse effect on us.

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our technology or product candidates, including patent infringement litigation with respect to the third-party U.S. patent referred to above, and eravacycline. Other possible adversarial proceedings include interference proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing or future intellectual property rights. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

If we are found to infringe a third-party’s intellectual property rights, such as the third-party U.S. patent referred to above, we could be ordered by a court, to cease developing, manufacturing, using, selling or offering for sale the infringing product. Alternatively, we may conclude that we need to obtain a license from such third-party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product or product candidate. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

Four trademark applications for TETRAPHASE PHARMACEUTICALS, our logo, and combinations of those have been allowed in the United States, meaning that we can perfect our registrations when we have commenced use in commerce. TETRAPHASE PHARMACEUTICALS is registered in nine other jurisdictions and pending in four others. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. We have also completed registration of trademarks for eravacycline in two jurisdictions. While we have filed trademark applications for the proposed tradename of eravacycline in the U.S. and other jurisdictions, those applications are pending and may not be allowed for registration, and registered trademarks may not be obtained, maintained or enforced. During trademark registration proceedings in the United States and foreign jurisdictions, we may receive rejections. We are given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the United States Patent and Trademark Office and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. We have also obtained registration for our design work in two jurisdictions, and applications remain pending for those design marks in the United States and one other jurisdiction.

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

If a product is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for that condition, the treatment sponsor may apply for FDA fast track designation. The FDA granted eravacycline fast track designation as a QIDP in April 2014 and granted fast track designation and as a QIDP for the IV formulation of TP-271 in September 2015, and the oral formulation of TP-271 in February 2017. Fast track designation does not ensure approval or a faster development, regulatory review or approval process compared to conventional FDA procedures. Additionally, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development, regulatory, commercialization and business development expertise of our executive management team, as well as the other principal members of our management, scientific and clinical team. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time. For instance, in December 2015, both our former chief financial officer and our former chief operating officer terminated their employment with us.

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

Our stock price may be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, our stock traded within a range of a high price of $52.90 per share and a low price of $3.11 per share for the period beginning March 20, 2013, our first day of trading on the NASDAQ Global Select Market, through March 10, 2017. As a result of this volatility, investors may not be able to sell their common stock at or above the prices they paid for it. The market price for our common stock may be influenced by many factors, including:

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

We are currently subject to class action litigation and have been subject to shareholder derivative litigation due to stock price volatility, which could distract our management and could result in substantial costs or large judgments against us.

The stock market frequently experiences extreme price and volume fluctuations. In September 2015, we experienced a significant decline in our stock price based, in large part, on our announcement that the phase 3 clinical trial for eravacycline for the treatment of patients with cUTI did not meet the primary endpoint of statistical non-inferiority compared to levofloxacin. In addition, the market prices of securities of companies in the biotechnology and pharmaceutical industry have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations could adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. In fact, in January 2016 and March 2016, two class action lawsuits were filed against us, our chief executive officer and certain former executives in the United States District Court for the District of Massachusetts. In addition, in May 2016 a shareholder derivative action was filed against our chief executive officer, certain former executive officers, all the members of our current board of directors, a former board member, and against Tetraphase as nominal defendant, in Massachusetts Superior Court (Suffolk County). This case was subsequently dismissed by the court without prejudice due to the plaintiff’s failure to properly perfect service of process. Due to the volatility in our stock price, we may be the target of similar litigation in the future.

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

We lease our principal facilities, which consist of approximately 37,438 square feet of office, research and laboratory space located at 480 Arsenal Way, Watertown, Massachusetts. The leases covering this space expire on November 30, 2019. We believe that our existing facilities are sufficient for our current needs for the foreseeable future. In the third quarter of 2016, we entered into a sublease with respect to a portion of our principal facilities with an unrelated third party. The term of the sublease expires in November 2019.

ITEM 3.	Legal Proceedings

In January 2016 and March 2016, two securities class action lawsuits were filed against us, our chief executive officer, our former chief operating officer and our former chief financial officer, in the United States District Court for the District of Massachusetts. In May 2016, the court consolidated the two lawsuits and appointed lead plaintiffs and lead counsel. The lead plaintiffs filed a consolidated amended complaint in July 2016 and filed a second consolidated amended complaint in August 2016. The second amended complaint is brought on behalf of an alleged class of those who purchased our common stock between March 5, 2015 and September 8, 2015, and alleges claims arising under Sections 10 and 20 of the Exchange Act of 1934, as amended. The complaint generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning IGNITE2. The complaint seeks, among other relief, unspecified compensatory damages, attorneys’ fees, and costs. In October 2016, we filed a motion to dismiss the second amended complaint in its entirety, which plaintiffs have opposed. That motion is pending. We believe we have valid defenses against these claims, and will engage in a vigorous defense of such litigation.

In addition, in May 2016, Donald Britton filed a shareholder derivative complaint against our chief executive officer, our former chief operating officer, our former chief financial officer, all the members of our current board of directors, a former board member, and against Tetraphase as nominal defendant, in Massachusetts Superior Court (Suffolk County). The complaint generally alleges that the individual defendants breached fiduciary duties owed to Tetraphase and its shareholders by disseminating materially false and misleading statements to the market concerning IGNITE2. The complaint purports to assert derivative claims against the individual defendants for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, and seeks to recover on behalf of Tetraphase for any liability Tetraphase incurs as a result of the individual defendants’ alleged misconduct. The complaint seeks declaratory, equitable and monetary relief, an unspecified amount of damages, with interest, and attorney’s fees and costs. In August 2016, this action was dismissed by the Massachusetts Superior Court without prejudice due to plaintiff’s failure to perfect service of process in a timely manner.

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

Market Price Information

Our common stock began trading on the NASDAQ Global Select Market on March 20, 2013 under the symbol “TTPH”. Prior to that date, there was no established public trading market for our common stock. The following table sets forth, for the periods indicated, the high and low intraday sales prices of our common stock as reported by the NASDAQ Global Select Market:

	High	Low
2016
First Quarter	$9.98	$3.48
Second Quarter	$6.28	$3.12
Third Quarter	$4.65	$3.62
Fourth Quarter	$5.12	$3.11

	High	Low
2015
First Quarter	$44.55	$32.40
Second Quarter	$48.68	$34.68
Third Quarter	$52.90	$7.24
Fourth Quarter	$12.45	$7.20

Holders

At March 9, 2017, there were approximately 8 holders of record of our common stock. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be set forth in the definitive proxy statement we will file in connection with our 2017 Annual Meeting of Stockholders and is incorporated by reference herein.

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

	3/20/13	12/31/13	12/31/14	12/31/15	12/31/16
Tetraphase Pharmaceuticals	$100.00	$193.14	$567.29	$143.29	$143.29
NASDAQ Composite Index	$100.00	$128.34	$145.54	$153.88	$153.88
NASDAQ Biotechnology Index	$100.00	$145.52	$195.14	$217.42	$217.42
ITEM 6.	Selected Financial Data

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

The consolidated statement of operations data for each of the three years in the period ended December 31, 2016 and the consolidated balance sheet data at December 31, 2016 and 2015 have been derived from our audited consolidated financial statements for such years, included elsewhere in this annual report on Form 10-K. The statement of operations data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data at December 31, 2014, 2013 and 2012 have been derived from the audited consolidated financial statements for such years not included in this annual report on Form 10-K.

Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Statement of Operations data:
Contract and grant revenue	$5,145	$11,686	$9,098	$10,486	$7,600
Operating expenses:
Research and development	63,764	73,768	61,932	31,508	17,294
General and administrative	19,211	20,916	12,932	7,168	4,309
Total operating expenses	82,975	94,684	74,864	38,676	21,603
Loss from operations	(77,830)	(82,998)	(65,766)	(28,190)	(14,003)
Other income (expense):
Interest income	350	42	17	10	-
Interest expense	-	(231)	(1,017)	(1,719)	(1,021)
Other income (expense)	-	(2)	24	263	(63)
Total other income (expense)	350	(191)	(976)	(1,446)	(1,084)
Net loss	$(77,480)	$(83,189)	$(66,742)	$(29,636)	$(15,087)
Net loss per share-basic and diluted	$(2.11)	$(2.36)	$(2.49)	$(1.78)	$(47.54)
Weighted-average number of common shares used in net loss per share-basic and diluted	36,704	35,261	26,807	16,665	317

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$142,086	$205,912	$121,042	$102,712	$9,079
Working capital	138,962	203,071	109,321	92,229	3,720
Total assets	151,710	214,917	127,204	105,886	14,072
Current liabilities	11,495	10,697	17,276	13,191	8,661
Long-term obligations	162	165	1,362	4,887	8,619
Convertible preferred stock	—	—	—	-	79,841
Accumulated deficit	(347,132)	(269,652)	(186,463)	(119,721)	(90,085)
Total stockholders’ equity (deficit)	$140,053	$204,055	$108,566	$87,808	$(83,049)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical-stage biopharmaceutical company using our proprietary chemistry technology to create novel antibiotics for serious and life-threatening multidrug-resistant infections. We are developing our lead product candidate, eravacycline, a fully synthetic fluorocycline, as an intravenous, or IV, and oral antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including multidrug-resistant, or MDR, Gram-negative infections.

We are conducting a global phase 3 clinical program for eravacycline called IGNITE (Investigating Gram-Negative Infections Treated with Eravacycline). We are also pursuing the discovery and development of additional antibiotics that target unmet medical needs, including multidrug-resistant Gram-negative bacteria.

We are conducting IGNITE4, a phase 3 randomized, double-blind, double-dummy, multicenter, prospective study that is designed to assess the efficacy, safety and pharmacokinetics of twice-daily eravacycline (1.0 mg/kg every 12 hours) compared with meropenem (1g every 8 hours) for the treatment of complicated intra-abdominal infections, or cIAI. The study is expected to enroll approximately 450 adult patients at 75 centers worldwide. The primary endpoint of IGNITE4 is clinical response at the test-of-cure (TOC) visit, which occurs 25 to 31 days after the initial dose of the study drug. The primary efficacy analysis will be conducted using a 12.5% non-inferiority margin in the microbiological intent-to-treat (micro-ITT) population. We previously conducted IGNITE1, our completed phase 3 clinical trial where eravacycline met the primary endpoint of statistical non-inferiority compared to ertapenem, the control therapy for the trial, for the treatment of cIAI. Consistent with draft guidance issued by the United States Food and Drug Administration, or FDA, with respect to the development of antibiotics for cIAI and our discussions with the FDA, positive results from our phase 3 clinical trials (IGNITE1 and IGNITE4) would be sufficient to support submission of a new drug application, or NDA, for eravacycline for the treatment of cIAI. We expect to report top-line data from IGNITE4 in the fourth quarter of 2017.

During the second half of 2017, we plan to submit a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, for IV eravacycline for the treatment of cIAI. We expect the MAA submission will be supported by data from IGNITE1, our completed phase 3 clinical trial, which evaluated the efficacy and safety of twice-daily IV eravacycline for the treatment of cIAI. In this study, eravacycline was well tolerated, and met the primary endpoint of statistical non-inferiority compared to ertapenem, the control therapy for the trial.

In January 2017, we initiated IGNITE3, a randomized, multi-center, double-blind, phase 3 clinical trial evaluating the efficacy and safety of once-daily IV eravacycline (1.5mg/kg every 24 hours) compared to ertapenem (1g every 24 hours), the control therapy in this trial, for the treatment of complicated urinary tract infections, or cUTI. IGNITE3 is expected to enroll approximately 1,000 adult patients, who will be randomized 1:1 to receive eravacycline or ertapenem for a minimum of five days, and will then be eligible to switch to an oral antibiotic. The co-primary endpoints of responder rate (a combination of clinical cure rate and microbiological response) in the micro-ITT population at the end-of-IV treatment visit and at the test-of-cure visit (Day 5-10 post therapy) will be evaluated using a 10% non-inferiority margin.

In parallel with the clinical trials using IV eravacycline, we are continuing our development program for an oral formulation of eravacycline. We recently completed phase 1 clinical testing in which the administration of oral eravacycline to patients in the fasted state resulted in increased drug exposure. Further clinical tests designed to evaluate other important variables are currently ongoing, with the goal of optimizing the oral eravacycline dosing regimen. We expect to provide an update with top-line findings from this testing and potential next steps during the third quarter of 2017.

In January 2016, we initiated a phase 1 clinical trial of the IV formulation of TP-271, a fully synthetic fluorocycline being developed for respiratory disease caused by bacterial biothreat pathogens, in healthy volunteers. In addition to eravacycline and TP-271, we are pursuing development of TP-6076, a fully synthetic fluorocycline, as a lead candidate under our second-generation program to target unmet medical needs, including multidrug-resistant Gram-negative bacteria, and in July 2016 we initiated a phase 1 clinical trial of the IV formulation of TP-6076 in healthy volunteers.

We commenced business operations in July 2006. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary chemistry technology, identifying potential product candidates and undertaking preclinical studies and clinical trials of our product candidates. To date, we have not generated any product revenue and have primarily financed our operations through public offerings and private placements of our equity securities, debt financings and funding from the United States government. As of December 31, 2016, we had received an aggregate of $460.5 million in net proceeds from the issuance of equity securities and borrowings under debt facilities and an aggregate of $43.7 million from government grants and contracts. As of December 31, 2016, our principal source of liquidity was cash and cash equivalents, which totaled $142.1 million.

As of December 31, 2016, we had an accumulated deficit of $347.1 million. Our net losses were $77.5 million, $83.2 million and $66.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. We expect that our expenses will increase as we continue development of eravacycline, seek marketing approval for eravacycline, conduct pre-commercialization and launch-related activities for eravacycline, pursue development of eravacycline for additional indications, manufacture drug product for our clinical and pre-clinical trials, conduct our phase 1 clinical trial of TP-271in healthy volunteers, and our phase 1 clinical trial of TP-6076 in healthy volunteers and satisfy our obligations under our license agreement with Harvard University. If we obtain marketing approval of eravacycline, we also expect to incur significant sales, marketing, distribution and manufacturing expenses. Furthermore, we expect to incur ongoing research and development expenses relating to our product candidates other than eravacycline and that our general and costs will increase as we grow and continue to operate as a public company, and comply with increased disclosure requirements since we are no longer an emerging growth company.

We believe that our available funds will be sufficient to support our operations into the second half of 2018, which we believe will allow us to obtain results from IGNITE4 and file the NDA for IV eravacycline for the treatment of cIAI. We do not believe these funds will be sufficient, however, to enable us to commercially launch eravacycline, complete IGNITE3 or submit an sNDA for IV eravacycline for the treatment of cUTI. It is also possible that we will not achieve the progress that we expect with respect to eravacycline because the actual costs and timing of clinical development activities are difficult to predict and are subject to substantial risks and delays. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Moreover, we will need to generate significant revenue to achieve profitability, and we may never do so.

Financial overview

Contract and Grant Revenue

We have derived all of our revenue to date from funding provided under three U.S. government awards for the development of our compounds as potential counter measures for the treatment of disease caused by bacterial biothreat pathogens through our collaborator CUBRC Inc., or CUBRC, an independent, not-for-profit, research corporation that specializes in U.S. government-based contracts:

•

We have received funding for our lead product candidate, eravacycline, under an award from the Biomedical Advanced Research and Development Authority, or BARDA, an agency of the U.S. Department of Health and Human Services. In January 2012, BARDA awarded CUBRC a five-year contract that provides for up to a total of $67.3 million in funding for the development, manufacturing and clinical evaluation of eravacycline for the treatment of disease caused by bacterial biothreat pathogens. The funding under the BARDA Contract is also being used for the development, manufacturing and clinical evaluation of eravacycline to treat certain infections caused by life-threatening multidrug-resistant bacteria. We refer to this contract as the BARDA Contract.

•

We have received funding for our preclinical compound TP-271 under two awards from the National Institute of Allergy and Infectious Diseases, or NIAID, a division of National Institutes of Health, for the development, manufacturing and clinical evaluation of TP-271 for respiratory diseases caused by biothreat and antibiotic-resistant public health pathogens, as well as bacterial pathogens associated with community-acquired bacterial pneumonia:

-	a grant awarded to CUBRC in July 2011 that provides up to a total of approximately $2.9 million through May 31, 2017, which we refer to as the NIAID Grant; and
-	a contract awarded to CUBRC in September 2011 that provides up to a total of approximately $35.8 million in funding through December 31, 2018, which we refer to as the NIAID Contract.

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

•

In connection with the NIAID Grant, in November 2011, CUBRC awarded us a no-fee subaward which currently expires on May 31, 2017 under which we may receive funding of up to approximately $0.9 million, reflecting the portion of the NIAID Grant funding that may be paid to us for our activities.

Although the BARDA Contract and our subcontract with CUBRC under the BARDA Contract have terms which currently expire on May 10, 2018, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is up to $41.6 million from the initial contract date through May 10, 2018, of which $32.4 million had been received through December 31, 2016.

Similarly, although the NIAID Contract and our subcontract with CUBRC under the NIAID Contract have terms which currently expire on December 31, 2018, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond December 31, 2018. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID Contract is up to $15.1 million, from the initial contract date through December 31, 2018, of which $10.4 million had been received through December 31, 2016. In addition, although the NIAID Grant and our subaward from CUBRC have terms which currently expire on May 31, 2017, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond May 31, 2017. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subaward with respect to the NIAID Grant is $0.9 million from the initial grant date through May 31, 2017, of which $0.8 million had been received through December 31, 2016.

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

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and laboratory supplies, to each program based on the personnel resources allocated to such program. Expenses related to facilities, consulting, travel, conferences, stock-based compensation and depreciation are not allocated to a program and are separately classified as other research and development expenses. The following table identifies research and development expenses on a program-specific basis for our product candidates for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Eravacycline	$37,430	$48,368	$46,595
BARDA Contract	2,394	10,280	6,782
NIAID Contract and NIAID Grant	1,870	890	2,149
TP-6076	5,517	3,232	1,219
Other development programs	2,196	619	-
Other research and development	14,357	10,379	5,187
Total research and development	$63,764	$73,768	$61,932

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

As of December 31, 2016, we had incurred an aggregate of $180.8 million in research and development expenses related to the development of eravacycline, and $31.1 million in research and development expenses related to the development of eravacycline that were funded under the BARDA Contract. We expect that our research and development expenses will increase as we continue development of eravacycline, incur nonclinical, regulatory and drug manufacturing costs in support of NDA-related activities, pursue development of eravacycline for additional indications, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University.

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

We anticipate that our general and administrative expenses will increase for a number of reasons, including:

•	support of the anticipated expansion of our research and development activities as we continue the development of our product candidates;
•	expansion of infrastructure, including increases in personnel-related costs, consulting, legal, and accounting costs, and directors and officers insurance premiums; and
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

Interest Expense

Interest expense from prior periods consisted primarily of interest accrued on our outstanding indebtedness and non-cash interest related to the amortization of debt discount costs associated with our term loan facility with Silicon Valley Bank and Oxford Finance. We repaid the remaining indebtedness under the term loan facility on March 31, 2015 and, accordingly, will not incur any more interest expense under the term loan facility.

Other Income

Other income for the years ended December 31, 2016, 2015 and 2014 was de minimis.

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

Results of Operations

Comparison of Years Ended December 31, 2016 and 2015

The following tables summarize the results of our operations for each of the years ended December 31, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Years Ended December 31,		Increase/
	2016	2015	(decrease)%
	(in thousands)
Revenues	$5,145	$11,686	$(6,541)	(56)%
Operating expenses:
Research and development	63,764	73,768	(10,004)	(14)%
General and administrative	19,211	20,916	(1,705)	(8)%
Total operating expenses	82,975	94,684	(11,709)	(12)%
Loss from operations	(77,830)	(82,998)	5,168	(6)%
Interest income	350	42	308	733%
Interest expense	-	(231)	231	(100)%
Other (expense) income	-	(2)	2	(100)%
Net loss	$(77,480)	$(83,189)	$5,709	(7)%

Revenue from U.S. Government Contracts and Grants

The following table sets forth our contract and grant revenue for the years ended December 31, 2016 and 2015:

	Years Ended December 31,		Increase/
Revenue	2016	2015	(decrease)%
	(in thousands)
BARDA Contract	$2,879	$10,773	$(7,894)	(73)%
NIAID Contract	2,164	756	1,408	186%
NIAID Grant	102	157	(55)	(35)%
	$5,145	$11,686	$(6,541)	(56)%

Contract and grant revenue was $5.1 million for the year ended December 31, 2016 compared to $11.7 million for the year ended December 31, 2015, a decrease of $6.6 million, or 56%. This decrease was primarily due to a changes in the timing and scope of activities under our subcontract with respect to the BARDA Contract conducted during the year ended December 31, 2016 as compared to the year ended December 31, 2015, offset in part by the timing and scope of activities under our subcontract with respect to the NIAID Contract.

Research and Development Expenses

Research and development expenses were $63.8 million for the year ended December 31, 2016 compared to $73.8 million for the year ended December 31, 2015, a decrease of approximately $10.0 million, or 14%. This trend was primarily due to a decrease in clinical trial costs associated with the completion of IGNITE2 of $16.4 million offset in part by costs associated with the start of IGNITE3 and IGNITE4 of $11.8 million, a decrease in certain pre-clinical registration activities for eravacycline of $4.1 million, and a decrease in drug manufacturing costs under our BARDA sub-contract of $3.8 million. These decreases were offset in part by an increase in personnel-related costs of $1.8 million due to additional headcount and an increase in stock-based compensation expense of $0.8 million resulting from additional headcount and our annual stock option awards and restricted stock units granted to employees during the first quarter of 2016.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2016 were $19.2 million compared to $20.9 million for the year ended December 31, 2015, a decrease of $1.7 million, or 8%. This decrease was primarily due to a decrease of $2.3 million in market research and pre-commercialization expenses. This decrease was offset by an increase in stock-based compensation expense of $0.8 million primarily due a non-employee stock-based compensation credit during 2015 and an increase in legal fees of $0.5 million.

Interest Income

Interest income for the year ended December 31, 2016 was $0.3 million compared to $42,000 for the year ended December 31, 2015, driven by implementation of a new cash sweep account and improved overall yields on our money market funds.

Interest Expense

There was no interest expense for the year ended December 31, 2016 compared to interest of $0.2 million for the year ended December 31, 2015. The decrease in interest expense reflected the payoff of indebtedness under our term loan facility with Silicon Valley Bank and Oxford Finance on March 31, 2015.

Other Income

Other income for the years ended December 31, 2016 and 2015 was de minimis.

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

Contract and grant revenue was $11.7 million for the year ended December 31, 2015 compared to $9.1 million for the year ended December 31, 2014, an increase of $2.6 million, or 28%. This increase was primarily due to the scope and timing of activities under our BARDA subcontract conducted during the year ended December 31, 2015 versus the prior year, offset in part by a decrease in activities under our NIAID subcontract.

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

Interest Income

Interest income for the years ended December 31, 2015 and December 31, 2014 was de minimis.

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

Since our inception, we have funded our operations principally through the receipt of funds from public offerings and private placements of equity securities, debt financings and contract research funding and research grants from the United States government. As of December 31, 2016, we had cash and cash equivalents of approximately $142.1 million. We invest cash in excess of immediate requirements in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of December 31, 2016, our funds were held in cash and money market funds.

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

On January 17, 2017, we entered into a Controlled Equity Offering Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., as sales agent, or Cantor. In accordance with the terms of the Agreement, we may offer and sell through Cantor, from time to time, shares of our common stock up to an aggregate offering price of $40,000,000.

Under the Sales Agreement, Cantor may sell shares of our common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Global Select Market or on any other existing trading market for our common stock.

We are not obligated to make any sales of shares of our common stock under the Sales Agreement. We or Cantor may suspend or terminate the offering of shares of our common stock upon notice to the other party and subject to other conditions. We will pay Cantor a commission rate equal to 3.0% of the gross proceeds per share sold. No shares have been sold to date via this facility.

The following table summarizes our sources and uses of cash for each of the periods set forth below:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash used in operating activities	$(63,766)	$(76,707)	$(57,623)
Net cash used in investing activities	(393)	(838)	(191)
Net cash provided by financing activities	333	162,415	76,144
Net increase (decrease) in cash and cash equivalents	$(63,826)	$84,870	$18,330

During the years ended December 31, 2016, 2015 and 2014, our operating activities used net cash of $63.8 million, $76.7 million and $57.6 million, respectively. Net cash used by operating activities for the year ended December 31, 2016 decreased by $12.9 million compared to the year ended December 31, 2015. The decrease is primarily due a net decrease in expenses related to our eravacycline Phase 3 clinical studies and lower drug manufacturing and nonclinical costs in support of our NDA-related and pre-commercialization activities for eravacycline. Net cash used in operating activities for the year ended December 31, 2015 increased by $19.1 million compared to the year ended December 31, 2014. The increase was primarily due to an increase in clinical expenses related to IGNITE2 and an increase in drug manufacturing and nonclinical costs in support of our NDA-related and pre-commercialization activities for eravacycline.

During the years ended December 31, 2016, 2015 and 2014, our investing activities used net cash of $0.4 million, $0.8 million and $0.2 million, respectively. The net cash used in investing activities during these periods resulted from purchases of property, plant and equipment to facilitate our increased research and development activities and increased headcount.

During the years ended December 31, 2016, 2015 and 2014 our net cash provided by financing activities was $0.3 million, $162.4 million and $76.1 million, respectively. The net cash provided by financing activities during the year ended December 31, 2016 primarily reflected proceeds from the issuance of stock under our stock plans. The net cash provided by financing activities during the year ended December 31, 2015 was primarily related to proceeds from our March 2015 follow-on public offering of $162.2 million, as well as proceeds from the exercise of stock options of $4.9 million, offset in part by repayment of the remaining indebtedness under our term loan facility with Silicon Valley Bank and Oxford Finance of $4.6 million. The net cash provided by financing activities during the year ended December 31, 2014 was primarily related to proceeds from our follow-on public offering of $80.8 million, as well as proceeds from the exercise of stock options of $1.5 million, offset in part by principal payments on our loans payable of $6.1 million.

Operating Capital Requirements

We expect to incur increasing operating losses for at least the next several years as we continue development of eravacycline, seek marketing approval for eravacycline, manufacture drug product for our clinical and pre-clinical trials, conduct pre-commercialization and launch-related activities for eravacycline, conduct our phase 1 clinical trial of TP-271in healthy volunteers, and our phase 1 clinical trial of TP-6076 in healthy volunteers and satisfy our obligations under our license agreement with Harvard University. We may not be able to complete the development and initiate commercialization of eravacycline or our other product candidates if, among other things, our preclinical research and clinical trials are not successful, our manufacturing efforts are not successful, the FDA or the EMA does not approve eravacycline or our other product candidates when we expect, or at all, or funding under the NIAID Contract, the NIAID Grant or the BARDA Contract is discontinued.

We believe that our available funds will be sufficient to support our operations into the second half of 2018, which we believe would allow us to obtain results from IGNITE4 and file the NDA for IV eravacycline for the treatment of cIAI. We do not believe these funds will be sufficient, however, to enable us to commercially launch eravacycline, complete IGNITE3 or submit an sNDA for IV eravacycline for the treatment of cUTI. As a result, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

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

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of payment due date by period at December 31, 2016:

	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1 -3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating leases (1)	$5,103	$1,701	$3,402	$-	$-
Harvard milestone payment (2)	4,750	-	4,750	-	-
Total contractual cash obligations	$9,853	$1,701	$8,152	$-	$-

(1)

On June 18, 2015, we amended our existing operating lease to expand our leased premises under that lease to a total of 37,438 square feet, and we also extended our lease term through November 30, 2019. In third quarter of 2016, we entered into a sublease with respect to a portion of our principal facilities, which consist of office, research and laboratory space located at 480 Arsenal Way, Watertown, Massachusetts, with an unrelated third party. The term of the sublease expires in November 2019, with the sublessee obligated to pay rent to us that approximates the rent we are currently paying to our landlord with respect to such portion of the facility.

(2)

Consists of milestone payments that would become due to Harvard of (i) $3.0 million upon acceptance by the FDA of an NDA filing for eravacycline and (ii) $1.8 million upon acceptance by the EMA of our MAA filing for eravacycline. We cannot determine the exact timing of payment of these milestones, or if they would ever become due at all.

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

We are exposed to market risk related to changes in interest rates. Our cash equivalents are classified as available-for-sale and consisted of money market funds at December 31, 2016 and 2015. The investments in these financial instruments are made in accordance with an investment policy approved by our board of directors which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial condition would be materially impacted by an immediate change of 10% in interest rates.

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

TETRAPHASE PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Tetraphase Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Tetraphase Pharmaceuticals, Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tetraphase Pharmaceuticals, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tetraphase Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 13, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 13, 2017

Tetraphase Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$142,086	$205,912
Accounts receivable	1,789	4,151
Prepaid expenses and other current assets	6,582	3,705
Total current assets	150,457	213,768
Property and equipment, net	1,054	943
Restricted cash	199	199
Other assets	-	7
Total assets	$151,710	$214,917
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,555	$2,857
Accrued expenses	7,685	6,931
Deferred revenue	1,255	909
Total current liabilities	11,495	10,697
Other long term liabilities	162	165
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 125,000 shares authorized; 36,942 and 36,585 shares issued and outstanding at December 31, 2016 and 2015, respectively	37	37
Additional paid-in capital	487,148	473,670
Accumulated deficit	(347,132)	(269,652)
Total stockholders’ equity	140,053	204,055
Total liabilities and stockholders’ equity	$151,710	$214,917

See accompanying notes to consolidated financial statements.

Tetraphase Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues	$5,145	$11,686	$9,098
Operating expenses:
Research and development	63,764	73,768	61,932
General and administrative	19,211	20,916	12,932
Total operating expenses	82,975	94,684	74,864
Loss from operations	(77,830)	(82,998)	(65,766)
Other income (expense):
Interest income	350	42	17
Interest expense	-	(231)	(1,017)
Other income (expense)	-	(2)	24
Other income (expense), net	350	(191)	(976)
Net loss	$(77,480)	$(83,189)	$(66,742)
Net loss per share-basic and diluted	$(2.11)	$(2.36)	$(2.49)
Weighted-average number of common shares used in net loss per share-basic and diluted	36,704	35,261	26,807
Comprehensive loss	$(77,480)	$(83,189)	$(66,742)

See accompanying notes to consolidated financial statements.

Tetraphase Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Shares		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2013	25,629	$26	$207,503	$(119,721)	$87,808
Exercise of stock options	563	—	1,421	—	1,421
Issuance of common stock from initial public offering (net of underwriters discounts and issuance costs of $7,391)	4,543	5	80,761	—	80,766
Reclassification of warrants for common stock	8	—	83	—	83
Issuance of common stock from warrant exercise	63	—	—	—	—
Stock-based compensation expense	—	—	5,230	—	5,230
Net loss	—	—	—	(66,742)	(66,742)
Balance at December 31, 2014	30,806	31	294,998	(186,463)	108,566
Exercise of stock options	818	1	4,671	—	4,672
Issuance of common stock from follow-on public offering (net of underwriters discounts and issuance costs of $10,924)	4,945	5	162,146	—	162,151
Shares issued in connection with employee stock purchase plan	16	—	239	—	239
Stock-based compensation expense	—	—	11,616	—	11,616
Net loss	—	—	—	(83,189)	(83,189)
Balance at December 31, 2015	36,585	37	473,670	(269,652)	204,055
Exercise of stock options and vesting of restricted stock units	298	—	146	—	146
Shares issued in connection with employee stock purchase plan	59	—	187	—	187
Stock-based compensation expense	—	—	13,145	—	13,145
Net loss	—	—	—	(77,480)	(77,480)
Balance at December 31, 2016	36,942	$37	$487,148	$(347,132)	$140,053

See accompanying notes to consolidated financial statements.

Tetraphase Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(77,480)	$(83,189)	$(66,742)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	282	193	124
Amortization of deferred financing costs and debt discount	—	94	226
Accretion of final interest payment on term loans	—	45	115
Stock-based compensation expense	13,145	11,616	5,230
Loss from disposal of property and equipment	—	2	2
Changes in operating assets and liabilities:
Accounts receivable	2,362	(693)	(1,752)
Prepaid expenses and other assets	(2,870)	(1,514)	(1,199)
Accounts payable	(302)	(1,249)	2,224
Accrued expenses and other liabilities	751	(2,663)	3,983
Deferred revenue	346	651	166
Net cash used in operating activities	(63,766)	(76,707)	(57,623)
Investing activities
Purchases of property and equipment	(393)	(838)	(191)
Net cash used in investing activities	(393)	(838)	(191)
Financing activities
Proceeds from sale of common stock, net of underwriter discounts and issuance costs	—	162,151	80,766
Repayment of term loan payable	—	(4,646)	(6,126)
Proceeds from issuance of stock under stock plans	333	4,910	1,504
Net cash provided by financing activities	333	162,415	76,144
Net increase (decrease) in cash and cash equivalents	(63,826)	84,870	18,330
Cash and cash equivalents at beginning of period	205,912	121,042	102,712
Cash and cash equivalents at end of period	$142,086	$205,912	$121,042
Supplemental cash flow information
Cash paid for interest	$-	$363	$945

See accompanying notes to consolidated financial statements.

Tetraphase Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(1) Organization and Operations

The Company

Tetraphase Pharmaceuticals, Inc. (the “Company”) is a clinical-stage biopharmaceutical company using its proprietary chemistry technology to create novel antibiotics for serious and life-threatening multidrug-resistant infections. The Company is using its proprietary chemistry technology to create novel antibiotics for serious and life-threatening multidrug-resistant infections. The Company is developing its lead product candidate, eravacycline, a fully synthetic fluorocycline, as an intravenous, or IV, and oral antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including multidrug-resistant, or MDR, Gram-negative infections.

The Company is conducting a global phase 3 clinical program for eravacycline called IGNITE (Investigating Gram-Negative Infections Treated with Eravacycline). The Company is also pursuing the discovery and development of additional antibiotics that target unmet medical needs, including multidrug-resistant Gram-negative bacteria.

The Company is conducting IGNITE4, a phase 3 randomized, double-blind, double-dummy, multicenter, prospective study that is designed to assess the efficacy, safety and pharmacokinetics of twice-daily eravacycline compared with meropenem for the treatment of cIAI. Consistent with draft guidance issued by the United States Food and Drug Administration, or FDA, with respect to the development of antibiotics for cIAI and the Company’s discussions with the FDA, the Company expects that positive results from its phase 3 clinical trials (IGNITE1 and IGNITE4) would be sufficient to support submission of a new drug application for eravacycline for the treatment of cIAI. The Company expects to report top-line results from IGNITE4 as early as the fourth quarter of 2017.

During the second half of 2017, the Company plans to submit a marketing authorization application, or MAA, to the European Medicines Agency, or EMA, for IV eravacycline for the treatment of cIAI. The Company expects the MAA submission will be supported by data from IGNITE1, its completed phase 3 clinical trial, which evaluated the efficacy and safety of twice-daily IV eravacycline for the treatment of cIAI. In this study, eravacycline was well tolerated, and met the primary endpoint of statistical non-inferiority compared to ertapenem, the control therapy for the trial.

In January 2017, the Company initiated IGNITE3, a randomized, double-blind, phase 3 clinical trial evaluating the efficacy and safety of once-daily IV eravacycline compared to ertapenem, the control therapy in this trial, for the treatment of complicated urinary tract infections, or cUTI.

In parallel with the clinical trials using IV eravacycline, the Company is continuing its development program for an oral formulation of eravacycline. The Company recently completed phase 1 clinical testing in which the administration of oral eravacycline to patients in the fasted state resulted in increased drug exposure. Further clinical tests designed to evaluate other important variables are currently ongoing, with the goal of optimizing the oral eravacycline dosing regimen. The Company expects to provide an update with top-line findings from this testing and potential next steps during the third quarter of 2017.

In January 2016, the Company initiated a phase 1 clinical trial of the IV formulation of TP-271, a fully synthetic fluorocycline being developed for respiratory disease caused by bacterial biothreat pathogens, in healthy volunteers. In addition to eravacycline and TP-271, the Company is pursuing the development of TP-6076, a fully synthetic fluorocycline, as a lead candidate under its second-generation program to target unmet medical needs, including multidrug-resistant Gram-negative bacteria, and in July 2016 initiated a phase 1 clinical trial of the IV formulation of TP-6076 in healthy volunteers.

The Company is devoting substantially all of its efforts to product research and development, market development, and raising capital. The Company is subject to a number of risks similar to those of other life science companies in a similar stage of development, including rapid technological change, dependence on key individuals, competition from other companies, compliance with government regulations, protection of proprietary technology, dependence on third parties, product liability, the need for development of commercially viable products, regulatory approval of products, uncertainty of market acceptance of products, and the need to obtain additional financing to fund the development of its product candidates. The Company has not completed development of any product candidate and has devoted substantially all of its financial resources and efforts to research and development, including preclinical and clinical development. The Company expects to continue to incur significant expenses and increasing operating losses for at least the next several years, and expects to require additional financial resources to advance its product candidates. Based upon current plans, the Company projects that current cash resources will enable it to fund operations for at least twelve months beyond the filing date of the financial statements.

The Company has incurred annual net operating losses in every year since its inception. As of December 31, 2016, the Company had incurred losses since inception of $347.1 million. The Company has not generated any product revenues and has financed its operations primarily through public offerings and private placements of its equity securities, debt financings and funding from the United States government.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (”GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, the Company’s management evaluates its estimates, including estimates related to clinical trial accruals, stock-based compensation expense, contract and grant revenues, and expenses. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents at December 31, 2016 and 2015 consisted of cash and money market funds.

Fair Value Measurements

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. Fair value measurements are classified and disclosed in one of the following three categories:

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

Financial instruments measured at fair value as of December 31, 2016 and 2015 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance	Level 1	Level 2	Level 3
December 31, 2016
Cash and money market funds	$142,086	$142,086	$—	$—
December 31, 2015
Cash and money market funds	$205,912	$205,912	$—	$—

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Accounts Receivable

Accounts receivable at December 31, 2016 and 2015 represent amounts due from CUBRC Inc. (“CUBRC”), an independent, not for profit, research corporation that specializes in U.S. government-based contracts under the Company’s subcontracts under the National Institutes of Health’s (“NIH”) National Institute of Allergy and Infectious Diseases (“NIAID”) division contract awarded for the development of TP-271 (“NIAID Contract”) and the Biomedical Advanced Research and Development Authority (“BARDA”), an agency of the U.S. Department of Health and Human Services, contract awarded for the development of eravacycline as a potential countermeasure for the treatment of disease caused by bacterial biothreat pathogens (“BARDA Contract”) and under the Company’s subaward under a separate grant from the NIAID (“NIAID Grant”) (each, Note 3). The Company’s practice is to bill the prime contractor, CUBRC, amounts for which the Company has been invoiced by third parties in the case of contract research or subcontractor costs or for internal costs incurred. Expenses directly associated with the Company’s NIAID and BARDA Contracts and NIAID Grant that have been accrued at the end of the reporting period are not billed to the prime contractor until third-party invoices have been received or until internal costs have been paid. Unbilled accounts receivable, included in accounts receivable in the accompanying balance sheets, were $0.4 million and $2.2 million at December 31, 2016 and 2015, respectively.

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

Restricted Cash

At December 31, 2016 and 2015, the Company had $199,000 in restricted cash deposits with a bank, of which $159,000 is collateral for a letter of credit issued to the landlord of the Company’s leased facility. If the Company defaults on its rental obligations, $159,000 will be payable to the landlord. In addition, the Company has $40,000 in restricted cash to secure the Company’s corporate credit card issued through the same bank.

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

Going Concern Assessment

Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern, requires management to evaluate the company’s ability to continue as a going concern one year beyond the filing date of the given financial statements. This evaluation requires management to perform two steps. First, management must evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern. Second, if management concludes that substantial doubt is raised, management is required to consider whether it has plans in place to alleviate that doubt. Disclosures in the notes to the financial statements are required if management concludes that substantial doubt exists or that its plans alleviate the substantial doubt that was raised.

Based on a detailed cash forecast incorporating current development activities and related spending plans, the Company expects its cash to last more than one year beyond the date that the financial statements were issued. Based on this analysis, no additional disclosures were required.

Recent Accounting Pronouncements Issued

In May 2014, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. FASB has subsequently issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow- Scope Improvements and Practical Expedients; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company is currently evaluating the potential impact that these updates may have on its financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for the Company on January 1, 2019. The Company is currently evaluating the potential impact that this standard may have on its financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeiture rates, and classification on the statement of cash flows. This guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods, and early adoption is permitted. The Company adopted this ASU as of January 1, 2017. The adoption of this standard is expected to impact income tax footnote disclosures and stock compensation expense. Upon adoption of the standard, the Company expects to make a policy election to realize forfeitures as they occur. The Company expects to record a cumulative-effect adjustment to (1) increase additional paid-in capital and accumulated deficit as a result of recognizing forfeitures as they occur, and (2) increase the deferred tax asset, with an offsetting increase to the valuation allowance upon adoption.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This new standard provides guidance to ensure consistency in how transactions are reflected in the statement of cash flows. ASU 2016-15 will be effective for the Company on January 1, 2018. The Company is currently evaluating the potential impact that this standard may have on its statements of cash flows.

In November 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 requires companies to account for the income tax effects of intercompany transfers of assets other than inventory (e.g., intangible assets) when the transfer occurs. ASU 2016-16 will be effective for the Company beginning January 1, 2018.  The Company is currently evaluating the potential impact that this standard may have on its financial position, statements of operations and cash flows.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (“ASU 2016-18”). ASU 2016-18 clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The guidance will be applied retrospectively and will be effective for the Company beginning January 1, 2018.  The Company is currently evaluating the potential impact that this standard may have on its financial position, statements of operations and cash flows.

Subsequent Events

On January 17, 2017, the Company entered into a Controlled Equity Offering Sales Agreement (the “Agreement”), with Cantor Fitzgerald & Co., as sales agent (“Cantor”). In accordance with the terms of Agreement, the Company may offer and sell through Cantor, from time to time, shares of its common stock up to an aggregate offering price of $40,000,000.

Under the Agreement, Cantor may sell shares of the Company’s common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Global Select Market or on any other existing trading market for the Company’s common stock.

The Company is not obligated to make any sales of shares of its common stock under the Agreement. The Company or Cantor may suspend or terminate the offering of shares of the Company’s common stock upon notice to the other party and subject to other conditions. The Company will pay Cantor a commission rate equal to 3.0% of the gross proceeds per share sold. No shares have been sold to date via this facility.

Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of Common Stock outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, warrants, stock options, and restricted stock units are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The amounts in the table below were excluded from the calculation of diluted weighted-average shares outstanding, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	Year Ended December 31,
	2016	2015	2014
Warrants	1,103	1,103	1,103
Outstanding stock options	4,066,411	3,833,806	3,409,497
Unvested restricted stock units	254,378	308,875	-
Total	4,321,892	4,143,784	3,410,600

(3) Significant Agreements and Contracts

License Agreement

In August 2006, the Company entered into a license agreement for certain intellectual property with Harvard University (the “University”). Under the license agreement, as of December 31, 2016, the Company has paid the University an aggregate of $4.4 million in upfront license fees and development milestone payments, and has issued 31,379 shares of common stock to the University.

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

Government Grant and Contracts

BARDA Contract for Eravacycline

The Company has received funding for its lead product candidate, eravacycline, under an award from BARDA. In January 2012, BARDA awarded a five-year contract that provides for up to a total of $67.3 million in funding for the development, manufacturing and clinical evaluation of eravacycline for the treatment of disease caused by bacterial biothreat pathogens. The funding under the BARDA Contract is also being used for the development, manufacturing and clinical evaluation of eravacycline to treat certain infections caused by life-threatening multidrug-resistant bacteria.

In connection with the BARDA Contract, in February 2012, the Company entered into a cost-plus-fixed-fee subcontract with CUBRC which currently expires on May 10, 2018 under which the Company may receive funding of up to approximately $41.6 million, reflecting the portion of the BARDA Contract funding that may be paid to the Company for its activities.

Although the BARDA Contract and the Company’s subcontract with CUBRC under the BARDA Contract have terms which currently expire on May 10, 2018, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to the Company. Committed funding from CUBRC under the Company’s BARDA subcontract is up to $41.6 million through May 10, 2018, the current contract end date, as a result of the exercise of several options by BARDA under the BARDA Contract. Total funds of $32.4 million had been received by the Company through December 31, 2016 under this contract. During the years ended December 31, 2016, 2015 and 2014, the Company recognized revenue of $2.9 million, $10.8 million and $6.9 million, respectively, from the Company’s subcontract under the BARDA Contract.

NIAID Grant and Contract for TP-271

The Company has received funding for its preclinical compound TP-271 under two awards from NIAID for the development, manufacturing, and clinical evaluation of TP-271 for respiratory diseases caused by biothreat and antibiotic-resistant public health pathogens, as well as bacterial pathogens associated with community-acquired bacterial pneumonia:

•	the NIAID Grant awarded in July 2011 that provides up to a total of approximately $2.9 million over five years; and
•	the NIAID Contract awarded in September 2011 that provides up to a total of approximately $35.8 million in funding over five years.

In connection with the NIAID Grant, in November 2011, CUBRC awarded the Company a no-fee subaward of approximately $0.9 million, reflecting the portion of the NIAID Grant funding that may be paid to the Company for its activities.

In connection with the NIAID Contract, in October 2011, the Company entered into a cost-plus-fixed-fee subcontract with CUBRC which currently expires on December 31, 2018 under which the Company may receive funding of up to approximately $15.1 million, reflecting the portion of the NIAID Contract funding that may be paid to the Company for its activities.

Although the NIAID Contract and the Company’s subcontract with CUBRC under the NIAID Contract have terms which currently expire on December 31, 2018, and the Company’s subaward under the NIAID Grant has a term which currently expires on May 31, 2017, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond the respective expiration dates. To the extent that NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to the Company. As of December 31, 2016, committed funding from CUBRC under the Company’s subcontract with respect to the NIAID Contract is $15.1 million, of which $10.4 million had been received through December 31, 2016. Committed funding from CUBRC under the Company’s subaward with respect to the NIAID Grant is $0.9 million, of which $0.8 million had been received through December 31, 2016.

During the years ended December 31, 2016, 2015 and 2014, the Company recognized revenue of $2.2 million, $0.8 million, and $2.1 million, respectively, from the Company’s subcontract under the NIAID Contract. During the years ended December 31, 2016, 2015 and 2014, the Company recognized revenue of $102,000, $157,000 and $135,000, respectively, from the Company’s subaward under the NIAID Grant.

(4) Property and Equipment

Property and equipment at December 31, 2016 and 2015 consisted of the following (in thousands):

	Estimated	December 31,
	Useful Life In Years	2016	2015
Laboratory equipment	5	$2,358	$2,087
Furniture and fixtures	5	509	484
Office and computer equipment	3	232	159
Leasehold improvements		915	891
Property and equipment, gross		4,014	3,621
Less accumulated depreciation and amortization		(2,960)	(2,678)
Property and equipment, net		$1,054	$943

Depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 was $282,000, $193,000 and $124,000, respectively.

(5) Accrued Expenses

Accrued expenses at December 31, 2016 and 2015 consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Drug supply and development	$2,698	$2,971
Salaries and benefits	2,498	1,856
Clinical trial related	1,129	677
Professional fees	965	684
Preclinical	163	303
Other	232	440
Total	$7,685	$6,931

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

(7) Warrants

In May 2011, December 2012 and February 2013, the Company issued warrants to purchase an aggregate of 2,987,164 shares of Series C Preferred Stock in connection with the Term Loan and the 2012 Term Loan (Note 6).

Upon completion of the Company’s IPO, the warrants became exercisable for an aggregate of 103,004 shares of the Company’s common stock.

On June 23, 2014, Silicon Valley Bank exercised its warrants under the Term Loan and 2012 Term Loan described above pursuant to the cashless exercise feature of the warrants. In connection with the exercise of the warrants the Company issued an aggregate of 23,720 shares of the Company’s common stock to Silicon Valley Bank. Warrants held by Silicon Valley Bank to purchase an aggregate of 27,782 shares of common stock were cancelled as payment for the aggregate exercise price of the warrants.

On December 13, 2014, Oxford Finance exercised its warrants under the Term Loan and 2012 Term Loan described above pursuant to the cashless exercise feature of the warrants. In connection with the exercise of the warrants, the Company issued an aggregate 39,337 shares of the Company’s common stock to Oxford Finance. Warrants to purchase an aggregate of 12,165 shares of common stock were cancelled as payment for the aggregate exercise price of the warrants.

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

(9) Stock-based Compensation

In February 2013, the Company’s board of directors and stockholders approved, effective upon the closing of the IPO, the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards for the purchase of that number of shares of Common Stock equal to the sum of (i) 1,688,777 shares of Common Stock, (ii) 258,265 shares of Common Stock that were reserved for issuance under the 2006 Plan that remained available for issuance under the 2006 Plan upon the closing of the IPO, (iii) any shares of Common Stock subject to awards under the 2006 Plan which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company without having been fully exercised or resulting in any Common Stock being issued. In addition, the number of shares of Common Stock that may be issued under the 2013 Plan is subject to automatic annual increases, to be added on January 1 of each year from January 1, 2014 through and including January 1, 2023, equal to the number of shares that is the lesser of (a) 3,000,000, (b) 4% of the then outstanding shares of Common Stock or (c) an amount determined by the Company’s board of directors. In January 2014, the number of shares authorized for issuance under the 2013 Plan increased by 1,025,171 shares. In January 2015, the number of shares authorized for issuance under the 2013 Plan increased by 1,232,232 shares.  In January 2016, the number of shares authorized for issuance under the 2013 Plan increased by 1,463,391 shares. As of December 31, 2016, 1,354,464 shares were available for future issuance under the 2013 Plan. In January 2017, the number of shares authorized for issuance under the 2013 Plan increased by 1,477,677 shares.

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

Stock option activity at December 31, 2016 and changes during the year then ended are presented in the table and narrative below (in thousands, except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	3,833,806	$22.72	7.80	$5,439
Granted	1,343,825	7.53
Exercised	(93,447)	1.57
Canceled	(1,017,773)	21.78
Options outstanding at December 31, 2016	4,066,411	$18.42	7.62	$687
Options vested or expected to vest at December 31, 2016 (1)	3,798,989	$18.41	7.54	$680
Options exercisable at December 31, 2016	2,051,692	$16.96	6.78	$650

(1)

This represents the number of vested options as of December 31, 2016, plus the number of unvested options that the Company estimated as of December 31, 2016 would vest, based on the unvested options at December 31, 2016, as adjusted for the estimated forfeiture rate.

The aggregate intrinsic value in the table above represents the difference between the Company’s closing common stock price on the last trading day during the year ended December 31, 2016 and the exercise price of the options, multiplied by the number of in-the-money options. The total intrinsic value of options exercised in the years ended December 31, 2016, 2015, and 2014 was $0.3 million, $27.0 million and $8.1 million, respectively. As of December 31, 2016, there was $18.4 million of total unrecognized stock-based compensation cost related to employee and non-employee unvested stock options granted under the 2006 Plan and the 2013 Plan. Total unrecognized compensation cost will be adjusted for future forfeitures. The Company expects to recognize that cost over a remaining weighted-average period of 2.3 years.

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

The Company estimates the fair value of each employee and director stock option award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	Year Ended December 31,
	2016	2015	2014
Volatility factor	85.77-87.82%	56.49-85.34%	53.41-58.13%
Expected life (in years)	5.31-6.21	5.31-6.11	5.31-6.11
Risk-free interest rate	1.25%-2.10%	1.35%-1.94%	1.71%-2.13%
Dividend yield	0%	0%	0%

Compensation cost for stock options and restricted stock units granted to employees is based on the estimated grant-date fair value and is recognized over the vesting period of the applicable option on a straight-line basis. Stock-based compensation expense related to stock options and restricted stock units granted to employees was $13.2 million, $12.6 million, and $4.0 million during the years ended December 31, 2016, 2015, and 2014, respectively. The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that the Company determines are expected to vest. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” and represents only the unvested portion of the surrendered option. The Company re-evaluates this analysis quarterly, and adjusts the forfeiture rate as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.

Using the Black-Scholes option-pricing model, the weighted-average grant date fair values of options granted to employees for the years ended December 31, 2016, 2015 and 2014 was $7.53, $22.78 and $7.54, respectively.

Stock-based compensation expense recognized in the Company’s consolidated statements of operations during the periods presented was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Research and development	$6,661	$5,906	$1,845
General and administrative	6,484	5,710	3,385
Total (includes employee and non-employee stock compensation)	$13,145	$11,616	$5,230

Stock Option Grants to Non-employees

During the year ended December 31, 2014, the Company granted nonqualified options to purchase 110,000 shares of common stock to non-employee consultants, with an average exercise price of $12.56 per share.  During the years ended December 31, 2016 and 2015, respectively, 25,000 and 75,000 stock options to non-employee consultants were canceled.  There were no stock options granted to non-employee consultants during the years ended December 31, 2016 and 2015. The Company initially valued these options using the Black-Scholes option-pricing model and revalues the options at each reporting period and as the equity instruments vest and are recognized as expense using the accelerated attribution method over the related service period.  The re-measurement of these non-employee stock options resulted in a reversal of expense of $12,000 and  $1.0 million, for the years ended December 31, 2016 and 2015, respectively and resulted in expense of $1.2 million for the year ended December 31, 2014.  Stock-based compensation expense for the year ended December 31, 2016 was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 1.22%; dividend rate of 0%; expected volatility of 88.83%; and an expected term of 8.0 years. Stock-based compensation expense for the year ended December 31, 2015 was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 2.17%; dividend rate of 0%; expected volatility of 86.02%; and an expected term of 8.6 years.

Restricted Stock Units

  The restricted stock activity for the year ended December 31, 2016 is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2015	308,875	$7.81
Granted	296,680	8.47
Cancelled	(146,177)	8.00
Vested/Released	(205,000)	7.81
Unvested at December 31, 2016	254,378	$8.47

As of December 31, 2016, there was $1.2 million of total unrecognized stock-based compensation expense related to restricted stock units granted under the Plan. The expense is expected to be recognized over a weighted-average period of 2.0 years.

(10) Employee Stock Purchase Plan

On February 27, 2014, upon the recommendation of the Company’s compensation committee, the Company’s board of directors adopted, subject to stockholder approval, the 2014 Employee Stock Purchase Plan (the “ESPP”) pursuant to which the Company may sell up to an aggregate of 300,000 shares of Common Stock. The ESPP was approved by the Company’s stockholders on June 12, 2014. The ESPP allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each period during the term of the ESPP. The offering periods are six months each from August to November and from November to May of each calendar year. Pursuant to the ESPP, the Company sold a total of 58,702 shares of common stock during the year ended December 31, 2016 under the ESPP at purchase prices of $2.95, and $3.32, respectively, which represented 85% of the closing price of the Company’s common stock on May 13, 2016, and November 14, 2016, respectively. Pursuant to the ESPP, the Company sold a total of 16,422 shares of common stock during the year ended December 31, 2015 under the ESPP at purchase prices of $19.29, and $9.30, respectively, which represented 85% of the closing price of the Company’s common stock on May 14, 2015, and November 14, 2015, respectively. Pursuant to the ESPP, the Company sold a total of 8,394 shares of common stock during the year ended December 31, 2014 at a purchase price of $9.88, which represented 85% of the closing price of the Company’s common stock on August 15, 2014. The Company records stock-based compensation expense under the ESPP based on the fair value of the purchase rights using the Black-Scholes option pricing model. The total stock-based compensation expense recorded as a result of the ESPP was $158,000, $156,000, and $46,000 during the years ended December 31, 2016, 2015 and 2014, respectively.

(11) Income Taxes

The Company accounts for income taxes under ASC 740, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Loss before income tax (benefit) provision consists of the following (in thousands):

	Year ended December 31,
	2016	2015	2014
United States	$(62,536)	$(64,037)	$(66,742)
Foreign	(14,944)	(19,152)	—
Total loss before income taxes	$(77,480)	$(83,189)	$(66,742)

For the years ended December 31, 2016, 2015 and 2014 the Company did not have a current or deferred income tax expense or benefit.

A reconciliation of the Federal statutory tax rate of 34% to the Company’s effective income tax rate follows:

	Year ended December 31,
	2016	2015	2014
Statutory tax rate	(34.00)%	(34.00)%	(34.00)%
State taxes, net of Federal benefits	(4.19)%	(4.02)%	(5.28)%
Permanent differences	1.19%	0.71%	0.61%
Credits	(1.47)%	(1.65)%	(2.34)%
Change in valuation allowance	29.78%	30.74%	39.87%
Foreign rate differential	6.56%	7.03%	—
Other	2.13%	1.19%	1.14%
Effective tax rate	—%	—%	—%

As of December 31, 2016 the Company had federal net operating loss carryforwards of approximately $275.8 million and state net operating loss carryforwards of $242.3 million, which are available to reduce future taxable income. The federal net operating loss carryforwards exclude approximately $26.9 million of deductions related to the exercise of stock options. This amount represents an excess tax benefit and has not been included in the gross deferred tax asset reflected for net operating losses. The Company will adopt ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, during the quarter ended March 31, 2017, upon which the net operating loss carryforward deferred tax assets will be increased by the excess tax benefits with a corresponding increase to the

Company’s valuation allowance. The Company does not believe that the adoption of ASU 2016-09 will have a material impact to the Company’s income statement, balance sheet, or retained earnings.

The Company also had federal tax credits of $6.2 million and state tax credits of $2.2 million, which may be used to offset future tax liabilities. The net operating loss (NOL) and tax credit carryforwards will expire at various dates through 2036. The NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not, as yet, conducted a study of research and development (“R&D”) credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards.

The principal components of the Company’s deferred tax assets are as follows (in thousands):

	Year ended December 31,
	2016	2015
Deferred tax assets:
Net operating loss carry forwards	$106,560	$86,880
Equity-based compensation	6,937	4,636
Other temporary differences	1,235	1,280
Research and development credit and carry forwards	7,682	6,543
Deferred tax assets	122,414	99,339
Less valuation allowance	(122,414)	(99,339)
Net deferred tax assets	$—	$—

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 2016 and 2015, respectively, because the Company’s management has determined that is it more likely than not that these assets will not be realized. The $23.1 million increase in the valuation allowance in 2016 primarily relates to the net loss incurred by the Company.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement by prescribing the minimum recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The Company had gross tax-effected unrecognized tax benefits of $1.0 million and $0.8 million at December 31, 2016 and 2015, respectively.  Unrecognized tax benefits represent tax positions for which reserves have been established. A full valuation allowance has been provided against the Company’s deferred tax assets, so that the effect of any unrecognized tax benefits would simply be to reduce the gross amount of the deferred tax asset and the corresponding valuation allowance. The Company anticipates that the amount of unrecognized tax benefits recorded will not change in the next twelve months.

As of December 31, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

The aggregate changes in gross unrecognized tax benefits during the years ended December 31, 2015, 2014, and 2013 were as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Balance at beginning of year	$822	—	—
Increases for tax positions taken during current period	145	249	—
Increases for tax positions taken in prior periods	—	573	—
Decreases for tax positions taken during current period	—	—	—
Decreases for tax positions taken in prior periods	—	—	—
Balance at end of year	$967	$822	—

The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2013 through 2015. Carryforward tax attributes generated in years past may still be adjusted upon future examination if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

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

In the third quarter of 2016, the Company entered into a sublease with respect to a portion of its principal facilities with an unrelated third party. The term of the sublease expires in November 2019, with the sublessee obligated to pay rent to the Company that approximates the rent the Company is currently paying to its landlord with respect to such portion of its facility.

As of December 31, 2016, the aggregate minimum future rent payments under the lease agreement, net of the sublease agreement, are as follows (in thousands):

December 31, 2016
2017	1,701
2018	1,752
2019	1,650
Total minimum lease payments	$5,103

The Company recorded $1.6 million, $1.7 million and $1.0 million in rent expense for the years ended December 31, 2016, 2015 and 2014, respectively.

Litigation

In January 2016 and March 2016, two securities class action lawsuits were filed against the Company, its chief executive officer, its former chief operating officer and its former chief financial officer in the United States District Court for the District of Massachusetts. In May 2016, the court consolidated the two lawsuits and appointed lead plaintiffs and lead counsel. The lead plaintiffs filed a consolidated amended complaint in July 2016 and filed a second consolidated amended complaint in August 2016. The second amended complaint is brought on behalf of an alleged class of those who purchased the Company’s common stock between March 5, 2015 and September 8, 2015, and alleges claims arising under Sections 10 and 20 of the Securities Exchange Act of 1934, as amended. Each complaint generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning IGNITE2. The complaint seeks, among other relief, unspecified compensatory damages, attorneys’ fees, and costs. In October 2016, defendants filed a motion to dismiss the second amended complaint in its entirety, which plaintiffs have opposed. That motion is pending. The Company believes it has valid defenses against these claims, and will engage in a vigorous defense of such litigation.

In addition, in May 2016, Donald Britton filed a shareholder derivative complaint against the Company’s chief executive officer, its former chief operating officer, its former chief financial officer, all the members of the Company’s current board of directors, a former board member, and against the Company as nominal defendant, in Massachusetts Superior Court (Suffolk County). The complaint generally alleges that the individual defendants breached fiduciary duties owed to the Company and its shareholders by disseminating materially false and misleading statements to the market concerning IGNITE2. The complaint purports to assert derivative claims against the individual defendants for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, and seeks to recover on behalf of the Company for any liability the Company incurs as a result of the individual defendants’ alleged misconduct. The complaint seeks declaratory, equitable and monetary relief, an unspecified amount of damages, with interest, and attorney’s fees and costs. In August 2016, this action was dismissed by the Massachusetts Superior Court without prejudice due to plaintiff’s failure to perfect service of process in a timely manner.

In the Company’s opinion, it is not possible to predict the final outcome of these proceedings, nor is any potential liability estimable at this time.

(13) Employee Benefit Plan

In 2007, the Company established the Tetraphase Pharmaceuticals, Inc. 401(k) Plan (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. During 2014, the Company began to make matching contributions of 50% of the first 6% of employee contributions. The Company made matching contributions of $311,000, $261,000, and $84,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

(14) Quarterly Results (Unaudited)

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except per share data)
	(unaudited)
Revenue	$1,962	$1,243	$850	$1,090
Operating expenses	18,776	18,505	22,048	23,646
Loss from operations	(16,814)	(17,262)	(21,198)	(22,556)
Other income (expense), net	73	94	88	95
Net loss	$(16,741)	$(17,168)	$(21,110)	$(22,461)
Net loss per share—basic and diluted	$(0.46)	$(0.47)	$(0.58)	$(0.61)

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except per share data)
	(unaudited)
Revenue	$3,016	$3,343	$2,856	$2,471
Operating expenses	23,776	29,396	20,909	20,603
Loss from operations	(20,760)	(26,053)	(18,053)	(18,132)
Other expense, net	(226)	10	9	16
Net loss	$(20,986)	$(26,043)	$(18,044)	$(18,116)
Net loss per share—basic and diluted	$(0.66)	$(0.72)	$(0.49)	$(0.50)

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Vice President of Finance, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Vice President of Finance concluded that as of December 31, 2016, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this annual report on Form 10-K was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework) (COSO). Based on its assessment, management believes that, as of December 31, 2016, our internal control over financial reporting is effective at the reasonable assurance level.

Ernst and Young LLP, our independent registered public accounting firm has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2016, which report is included herein.

(b)	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Tetraphase Pharmaceuticals, Inc.

We have audited Tetraphase Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  Tetraphase Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Tetraphase Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Tetraphase Pharmaceuticals, Inc. and our report dated March 13, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Boston, Massachusetts

March 13, 2017

(c)	Changes in Internal Control Over Financial Accounting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the definitive proxy statement we will file in connection with our 2017 Annual Meeting of Stockholders and is incorporated by reference herein. The information required by this item concerning our code of ethics is set forth in the section entitled “Code of Business Conduct and Ethics” appearing in the definitive proxy statement we will file in connection with our 2017 Annual Meeting of Stockholders and is incorporated by reference herein. The information required by this item relating to executive officers is set forth in the section entitled “Executive Officers” appearing in the definitive proxy statement we will file in connection with our 2017 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 11.	Executive Compensation

The information required by this Item 11 will be contained in the sections entitled “Executive and Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” appearing in the definitive proxy statement we will file in connection with our 2017 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in the sections entitled “Ownership of Our Common Stock” and “Executive and Director Compensation—Equity Compensation Plan Information” appearing in the definitive proxy statement we will file in connection with our 2017 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 13.	Certain Relationships and Related Person Transactions, and Director Independence

The information required by this Item 13 will be contained in the sections entitled “Certain Relationships and Related Person Transactions” appearing in the definitive proxy statement we will file in connection with our 2017 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item 14 will be contained in the section entitled “Corporate Governance—Principal Accountant Fees and Services” appearing in the definitive proxy statement we will file in connection with our 2017 Annual Meeting of Stockholders and is incorporated by reference herein.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
(a)	Documents filed as part of Form 10-K.
(1)	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	Schedules

Schedules have been omitted as all required information has been disclosed in the financial statements and related footnotes.

(3)	Exhibits

The Exhibits listed in the Exhibit Index are filed as a part of this Form 10-K.

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRAPHASE PHARMACEUTICALS, INC.

Date: March 13, 2017	By:	/s/ Guy Macdonald
Guy Macdonald President & Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy Macdonald	Director, President and Chief Executive Officer	March 13, 2017
Guy Macdonald	(Principal Executive Officer)

/s/ Christopher Watt	Senior Vice President, Finance	March 13, 2017
Christopher Watt	(Principal Financial and Accounting Officer)

/s/ L. Patrick Gage	Chairman	March 13, 2017
L. Patrick Gage, Ph.D.

/s/ Garen Bohlin	Director	March 13, 2017
Garen Bohlin

/s/ Jeffrey A. Chodakewitz	Director	March 13, 2017
Jeffrey A. Chodakewitz

/s/ John G. Freund	Director	March 13, 2017
John G. Freund

/s/ Geraldine Henwood	Director	March 13, 2017
Geraldine Henwood

/s/ Nancy Wysenski	Director	March 13, 2017
Nancy Wysenski

EXHIBIT INDEX

			Incorporated by Reference from
Exhibit Number	Description	Registrant’s Form	File No.	Date Filed with the SEC	Exhibit Number
3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-35837	5/13/13	3.1

3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-35837	5/13/13	3.2

4.1	Specimen certificate evidencing shares of common stock	S-1/A	333-186574	3/5/13	4.1

10.1#	2006 Stock Incentive Plan, as amended	S-1	333-186574	2/11/13	10.5

10.2#	Form of Incentive Stock Option Agreement under 2006 Stock Incentive Plan	S-1	333-186574	2/11/13	10.6

10.3#	Form of Nonstatutory Stock Option Agreement under 2006 Stock Incentive Plan	S-1	333-186574	2/11/13	10.7

10.4#	2013 Stock Incentive Plan	S-1/A	333-186574	3/5/13	10.8

10.5#	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan	S-1/A	333-186574	3/5/13	10.9

10.6#	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan	S-1/A	333-186574	3/5/13	10.10

10.7*	Form of Restricted Stock Agreement under 2013 Incentive Plan

10.8#	2014 Employee Stock Purchase Plan	10-Q	001-35837	8/12/14	10.1

10.9#	Form of Nonstatutory Option Agreement for Inducement Grants	10-Q	001-35837	5/7/2015	10.3

10.10#	Offer letter, dated as of December 4, 2007, by and between the Registrant and Guy Macdonald, as amended	S-1	333-186574	2/11/13	10.11

10.11#	Second Amendment to Offer Letter, dated as of March 5, 2014, by and between the Registrant and Guy Macdonald	10-Q	001-35837	5/12/14	10.2

10.12#*	Offer letter, dated as of June 11, 2015, by and between the Registrant and Jacques Dumas, as amended

10.13#	Offer letter, dated as of December 22, 2010, by and between the Registrant and Patrick T. Horn	S-1	333-186574	2/11/13	10.13

10.14#	Amendment to Offer Letter, dated March 5, 2014, by and between the Registrant and Patrick Horn	10-Q	001-35837	5/12/14	10.4

10.15#	Offer letter, dated as of February 16, 2015, by and between the Registrant and Maria Stahl	10-Q	001-35837	5/7/15	10.2

			Incorporated by Reference from
Exhibit Number	Description	Registrant’s Form	File No.	Date Filed with the SEC	Exhibit Number

10.16#	Offer letter, dated as of June 19, 2015, by and between the Registrant and Christopher Watt	10-K	001-35837	3/25/16	10.17

10.17#	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers	S-1/A	333-186574	3/5/13	10.27

10.18	Lease Agreement, dated as of November 16, 2006, by and between the Registrant and ARE-480 Arsenal Street, LLC, as amended on September 9, 2011, March 15, 2012, September 18, 2012, November 20, 2013, March 24, 2015 and June 18, 2015	10-Q	001-35837	8/6/15	10.1

10.19	Amendment, dated September 4, 2014, to Lease Agreement, dated as of November 16, 2006, by and between the Registrant and ARE-480 Arsenal Street, LLC, as amended	10-Q	001-35837	11/10/14	10.1

10.20	Amendment, dated March 24, 2015, to Lease Agreement, dated as of November 16, 2006, by and between the Registrant and ARE-480 Arsenal Street, LLC, as amended.	10-Q	001-35837	5/7/2015	10.1

10.21	Amendment, dated June 18, 2015, to Lease Agreement, dated as of November 16, 2006, by and between the Registrant and ARE-480 Arsenal Street, LLC, as amended.	10-Q	001-35837	8/6/2015	10.1

10.22†	License Agreement, dated as of August 3, 2006, by and between the Registrant and the President and Fellows of Harvard College, as amended	S-1	333-186574	2/11/13	10.20

10.23†	Subcontract Agreement, dated as of February 1, 2012, by and between the Registrant and CUBRC, Inc.	S-1	333-186574	2/11/13	10.21

10.24†	Subcontract Agreement, dated as of September 30, 2011, by and between the Registrant and CUBRC, Inc.	S-1	333-186574	2/11/13	10.22

10.25	Second Amended and Restated Registration Rights Agreement, dated as of May 14, 2010, as amended	S-1	333-186574	2/11/13	10.1

10.26	Warrant to purchase shares of Series A Convertible Preferred Stock issued by the Registrant to Silicon Valley Bank expiring on September 27, 2017	S-1	333-186574	2/11/13	10.2

10.27	Loan and Security Agreement, dated as of May 16, 2011, among the Registrant, Tetraphase Securities Corporation, Silicon Valley Bank and Oxford Finance LLC	S-1	333-186574	2/11/13	10.18

10.28	First Amendment to Loan and Security Agreement, dated December 20, 2012, by and among the Registrant, Tetraphase Securities Corporation, Silicon Valley Bank and Oxford Finance LLC	S-1	333-186574	2/11/13	10.23

10.29	Consent and Second Amendment to Loan and Security Agreement, dated December 1, 2014, by and among the Registrant, Tetraphase Securities Corporation, Silicon Valley Bank, Oxford Finance LLC, the other Lenders named therein, and Silicon Valley Bank, as agent for the Lenders	10-K	001-35837	3/6/15	10.26

Incorporated by Reference from
Exhibit Number	Description	Registrant’s Form	File No.	Date Filed with the SEC	Exhibit Number
10.30	Consent and Third Amendment to Loan and Security Agreement, dated December 18, 2014, by and among the Registrant, Tetraphase Securities Corporation, Silicon Valley Bank, Oxford Finance LLC, the other Lenders named therein, and Silicon Valley Bank, as agent for the Lenders	10-K	001-35837	3/6/15	10.27

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP

31.1*	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Principal Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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