Form 10-Q
period 2017-03-31
TETRAPHASE PHARMACEUTICALS INC
filed 2017-05-08
CIK 1373707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35837

TETRAPHASE PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5276217
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

480 Arsenal Way

Watertown, MA

(Address of principal executive offices)

02472

(Zip Code)

Registrant’s telephone number, including area code: (617) 715-3600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2017 there were 37,956,809 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

TETRAPHASE PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$128,159	$142,086
Accounts receivable	1,703	1,789
Prepaid expenses and other current assets	3,829	6,582
Total current assets	133,691	150,457
Property and equipment, net	1,467	1,054
Restricted cash	199	199
Other assets	—	-
Total assets	$135,357	$151,710
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,595	$2,555
Accrued expenses	11,771	7,685
Deferred revenue	851	1,255
Total current liabilities	16,217	11,495
Other long term liabilities	148	162
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 125,000 shares authorized; 37,749 and 36,942 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	38	37
Additional paid-in capital	495,544	487,148
Accumulated deficit	(376,590)	(347,132)
Total stockholders’ equity	118,992	140,053
Total liabilities and stockholders’ equity	$135,357	$151,710

See accompanying notes to condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues	$1,485	$1,962

Operating expenses
Research and development	25,947	13,523
General and administrative	5,133	5,253
Total operating expenses	31,080	18,776
Loss from operations	(29,595)	(16,814)
Other income (expense)
Other income (expense), net	137	73
Net loss	$(29,458)	$(16,741)
Net loss per share-basic and diluted	$(0.79)	$(0.46)
Weighted-average number of common shares used in net loss per share-basic and diluted	37,093	36,598
Comprehensive loss	$(29,458)	$(16,741)

See accompanying notes to condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating activities
Net loss	$(29,458)	$(16,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90	67
Stock-based compensation expense	3,076	4,176
Changes in operating assets and liabilities:
Accounts receivable	86	307
Prepaid expenses and other assets	2,753	(3,330)
Accounts payable	1,040	(1,367)
Accrued expenses and other liabilities	4,072	427
Deferred revenue	(404)	469
Net cash used in operating activities	(18,745)	(15,992)
Investing activities
Purchases of property and equipment	(504)	(72)
Net cash used in investing activities	(504)	(72)
Financing activities
Proceeds from sale of common stock, net of issuance costs	5,234	—
Proceeds from issuance of stock under stock plans	88	15
Net cash provided by financing activities	5,322	15
Net decrease in cash and cash equivalents	$(13,927)	$(16,049)
Cash and cash equivalents at beginning of period	142,086	205,912
Cash and cash equivalents at end of period	$128,159	$189,863

See accompanying notes to condensed consolidated financial statements

Tetraphase Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Operations

Tetraphase Pharmaceuticals, Inc. (the “Company”) is a clinical-stage biopharmaceutical company using its proprietary chemistry technology to create novel antibiotics for serious and life-threatening multidrug-resistant infections. The Company is developing its lead product candidate, eravacycline, a fully-synthetic fluorocycline, as an intravenous (“IV”) and oral antibiotic for use as a first-line empiric monotherapy for the treatment of resistant and multidrug-resistant infections, including multidrug-resistant Gram-negative infections. The Company is also pursuing the discovery and development of additional antibiotics that target unmet medical needs, including multidrug-resistant (“MDR”) Gram-negative bacteria.

The Company is conducting a global phase 3 clinical program for eravacycline called IGNITE (Investigating Gram-Negative Infections Treated with Eravacycline), which is evaluating eravacycline in complicated intra-abdominal infections (“cIAI”) and complicated urinary tract infections (“cUTI”). The Company is conducting IGNITE4, a phase 3 randomized, double-blind, double-dummy study that is designed to assess the efficacy, safety and pharmacokinetics of twice-daily IV eravacycline compared with meropenem, the control therapy in this trial, for the treatment of cIAI. Patient enrollment for IGNITE4 was completed in April 2017 and the Company expects to report top-line data from the study in the third quarter of 2017. The Company previously conducted IGNITE1, its completed phase 3 clinical trial where eravacycline met the primary endpoint of statistical non-inferiority compared to ertapenem, the control therapy for the trial, for the treatment of cIAI. Consistent with draft guidance issued by the United States Food and Drug Administration (“FDA”) with respect to the development of antibiotics for cIAI and the Company’s discussions with the FDA, positive results from our phase 3 clinical trials (IGNITE1 and IGNITE4) would be sufficient to support submission of a new drug application, or NDA, for IV eravacycline for the treatment of cIAI.

In the third quarter of 2017, the Company plans to submit a marketing authorization application (“MAA”) to the European Medicines Agency (“EMA”) for IV eravacycline for the treatment of cIAI. The Company expects the MAA submission will be supported by data from IGNITE1.

In January 2017, the Company initiated IGNITE3, a phase 3 randomized, double-blind clinical trial evaluating the efficacy and safety of once-daily IV eravacycline compared to ertapenem, the control therapy in this trial, for the treatment of cUTI. The Company believes that positive results from IGNITE3 would be sufficient to support a supplemental NDA submission for IV eravacycline for the treatment of cUTI.

In parallel with the clinical trials using IV eravacycline, the Company is continuing its development program for an oral formulation of eravacycline. Clinical tests are currently ongoing with the goal of optimizing the oral eravacycline dosing regimen. The Company expects to provide an update with top-line findings from this testing and potential next steps during the third quarter of 2017.

The FDA has granted Qualified Infectious Disease Product (QIDP) and Fast Track designations for IV and oral eravacycline for cIAI and cUTI.

In January 2016, the Company initiated a phase 1 clinical trial of the IV formulation of TP-271, a fully-synthetic fluorocycline being developed for respiratory disease caused by bacterial biothreat pathogens, in healthy volunteers. In February 2017, the Company initiated a single-ascending dose phase 1 study for the oral formulation of TP-271. The Company expects to initiate a multiple-ascending dose trial for IV TP-271 in 2017. The FDA has granted QIDP and Fast Track designations for IV and oral TP-271 for community-acquired bacterial pneumonia.

In addition to eravacycline and TP-271, the Company is pursuing development of TP-6076, a fully-synthetic fluorocycline derivative, as a lead candidate under its second-generation program to target unmet medical needs, including multidrug-resistant Gram-negative bacteria. In July 2016, the Company initiated a single-ascending dose phase 1 clinical trial for IV TP-6076 and has recently initiated a multiple-ascending dose phase 1 clinical trial for IV TP-6076. Furthermore, in March 2017, the Company was awarded $4.0 million in research funding over eighteen months for TP-6076 from the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”), an international public-private partnership focused on advancing new antimicrobial products to address the threat of antibiotic resistance.

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

The Company has incurred annual net operating losses in every year since its inception. As of March 31, 2017, the Company had incurred losses since inception of $376.6 million. The Company has not generated any product revenues and has financed its operations primarily through public offerings and private placements of its equity securities, debt financings and funding from the United States government.

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

The Company believes that its available funds will be sufficient to support its operations into the second half of 2018, which it believes would allow it to obtain results from IGNITE4 and file the NDA for IV eravacycline for the treatment of cIAI. The Company does not believe these funds will be sufficient, however, to enable it to commercially launch eravacycline, complete IGNITE3 or submit an sNDA for IV eravacycline for the treatment of cUTI. As a result, the Company will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2016 contained in the Company’s annual report on Form 10-K filed with the SEC on March 13, 2017 (the “2016 Form 10-K”). The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2017. Interim operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for future interim periods or for the fiscal year ending December 31, 2017.

The December 31, 2016 condensed consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures including notes required by GAAP for complete financial statements.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The FASB has subsequently issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company is currently evaluating the potential impact that these updates may have on its financial position, results of operations and cash flows, specifically the impact on its revenue produced via its contracts with BARDA, NIAID and CARB-X. During the second quarter of 2017, the Company will decide upon the appropriate transition method and define what additional disclosures, if any, may be required upon adoption of the new standard.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This new standard provides guidance to ensure consistency in how transactions are reflected in the statement of cash flows. ASU 2016-15 will be effective for the Company for annual periods beginning after December 15, 2017. The Company is currently evaluating the potential impact that this standard may have on its statements of cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (“ASU 2016-18”). ASU 2016-18 clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The guidance will be applied retrospectively and will be effective for the Company for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the potential impact that this standard may have on its financial position, statements of operations and cash flows.

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeiture rates, and classification on the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those annual reporting periods. The Company adopted ASU No. 2016-09 as of January 1, 2017. As a result of adopting ASU No. 2016-09, the Company elected to recognize share-based award forfeitures only as they occur rather than by applying an estimated forfeiture rate as previously required. ASU No. 2016-09 requires that this change be applied using a modified-retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is adopted. The Company did not make an adjustment to retained earnings as the amount was immaterial to the financial statements.

3.  Fair Value of Financial Instruments

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

Financial instruments measured at fair value as of March 31, 2017 and December 31, 2016 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance	Level 1	Level 2	Level 3
March 31, 2017
Cash and money market funds	$128,159	$128,159	$—	$—
December 31, 2016
Cash and money market funds	$142,086	$142,086	$—	$—

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

4.  Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of Common Stock outstanding for the period, without consideration for common stock equivalents. The Company’s potentially dilutive shares, which include outstanding stock options, unvested restricted stock units and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The amounts in the table below were excluded from the calculation of net loss per share, due to their anti-dilutive effect:

	March 31,
	2017	2016
Warrants	1,103	1,103
Unvested restricted stock units	341,353	-
Outstanding stock options	5,912,563	4,568,652
Totals	6,255,019	4,569,755

5.  Significant Agreements and Contracts

License Agreement

In August 2006, the Company entered into a license agreement for certain intellectual property with Harvard University (“Harvard”). Under the license agreement, as of March 31, 2017, the Company has paid Harvard an aggregate of $4.4 million in upfront license fees and development milestone payments, and has issued 31,379 shares of common stock to Harvard. For each product covered by the license agreement, the Company is obligated to make certain payments totaling up to approximately $15.1 million upon achievement of certain development and regulatory milestones and to pay additional royalties on net sales of such product.

Government Grant and Contracts

BARDA Contract for Eravacycline

The Company has received funding for its lead product candidate, eravacycline, under an award from the Biomedical Advanced Research and Development Authority (“BARDA”), and agency of the U.S. Department of Health and Human Services. In

January 2012, BARDA awarded an initial five-year contract, which has since been extended, that provides for up to a total of $67.3 million in funding for the development, manufacturing and clinical evaluation of eravacycline for the treatment of disease caused by bacterial biothreat pathogens (“BARDA Contract”). The funding under the BARDA Contract is also being used for the development, manufacturing and clinical evaluation of eravacycline to treat certain infections caused by life-threatening multidrug-resistant bacteria.

In connection with the BARDA Contract, in February 2012, the Company entered into a cost-plus-fixed-fee subcontract with CUBRC Inc. (“CUBRC”), an independent, not for profit, research corporation that specializes in U.S. government-based contracts, which is also the direct recipient of the BARDA Contract. This subcontract, which currently expires on May 10, 2018, granted the Company initial funding of up to $41.6 million, reflecting the portion of the BARDA Contract funding that may be paid to the Company for its activities. The total committed funding under the BARDA subcontract has increased since the initial award in 2012 due to BARDA’s exercise of options to continue to fund specific work performed by the Company related to eravacycline.

Although the BARDA Contract and the Company’s subcontract with CUBRC under the BARDA Contract have terms which currently expire on May 10, 2018, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to the Company. Committed funding from CUBRC under the Company’s BARDA subcontract is up to $41.6 million through May 10, 2018, the current contract end date, as a result of the exercise of several options by BARDA under the BARDA Contract. Total funds of $33.0 million had been received by the Company through March 31, 2017 under this contract. During the three months ended March 31, 2017 and 2016, the Company recognized revenue of $0.5 million and $1.1 million, respectively, from the Company’s subcontract under the BARDA Contract.

NIAID Grant and Contract for TP-271

The Company has received funding for its phase 1 compound TP-271 under two awards from NIAID for the development, manufacturing and clinical evaluation of TP-271 for respiratory diseases caused by biothreat and antibiotic-resistant public health pathogens, as well as bacterial pathogens associated with community-acquired bacterial pneumonia:

•	the NIAID Grant awarded in July 2011 that provides up to a total of approximately $2.9 million over five years; and
•	the NIAID Contract awarded in September 2011 that provides up to a total of approximately $35.8 million over five years.

In connection with the NIAID Grant, in November 2011, CUBRC, the direct recipient of the NIAID Grant, awarded the Company a no-fee subaward of approximately $0.9 million, reflecting the portion of the NIAID Grant funding that may be paid to the Company for its activities.

In connection with the NIAID Contract, in October 2011, the Company entered into a cost-plus-fixed-fee subcontract with CUBRC, the direct recipient of the NIAID Contract, which subcontract currently expires on December 31, 2018 under which the Company may receive funding of up to approximately $15.1 million, reflecting the portion of the NIAID Contract funding that may be paid to the Company for its activities. The total potential committed funding under the NIAID subcontract has increased since the initial award in 2011 due to NIAID’s exercise of options to continue to fund specific work performed by the Company related to TP-271.

Although the NIAID Contract and the Company’s subcontract with CUBRC under the NIAID Contract have terms which currently expire on December 31, 2018, and the Company’s subaward under the NIAID Grant has a term which currently expires on May 31, 2017, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond the respective expiration dates. To the extent that NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to the Company. As of March 31, 2017, committed funding from CUBRC under the Company’s subcontract with respect to the NIAID Contract is $15.1 million, of which $10.9 million had been received through March 31, 2017. Committed funding from CUBRC under the Company’s subaward with respect to the NIAID Grant is $0.9 million, of which $0.9 million had been received through March 31, 2017.

During the three months ended March 31, 2017 and 2016, the Company recognized revenue of $1.0 million and $0.9 million, respectively, from the Company’s subcontract under the NIAID Contract. During the three months ended March 31, 2017 and 2016, the Company recognized revenue of $6,000 and $20,000, respectively, from the Company’s subaward under the NIAID Grant.

CARB-X Award for TP-6076

In March 2017, CARB-X, an international public-private partnership focused on advancing new antimicrobial products to address the threat of antibiotic resistance, selected the Company to receive up to $4.0 million in research funding over eighteen months for TP-6076 (“the CARB-X Award”). As of March 31, 2017, the Company had not yet received any amounts under the CARB-X Award and no amounts have been recognized as revenue. The CARB-X Award will fund certain activities through the end of 2018.

6.  Accrued Expenses

Accrued expenses at March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Clinical trial related	$5,942	$1,129
Drug supply and development	2,800	2,698
Professional fees	1,268	965
Salaries and benefits	1,117	2,498
Preclinical	263	163
Other	381	232
Total	$11,771	$7,685

7.  Stock-Based Compensation

In January 2017, the number of shares available for issuance under the 2013 Stock Incentive Plan (“2013 Plan”) was increased by approximately 1.5 million shares as a result of the automatic increase provision of the 2013 Plan. As of March 31, 2017, the total number of shares of common stock available for issuance under the 2013 Plan was approximately 0.8 million.

Stock-Based Compensation Expense

During the three months ended March 31, 2017, and 2016, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Research and development	$1,578	$2,391
General and administrative	1,498	1,785
Total	$3,076	$4,176

	Three Months Ended
	March 31,
	2017	2016
Stock options	$2,869	$3,405
Restricted stock units	182	706
Employee stock purchase plan	25	65
Total	$3,076	$4,176

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2017:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2016	4,066,411	$18.42
Granted	1,950,000	$3.78
Exercised	(30,378)	$2.90
Forfeited	(73,470)	$13.86
Outstanding at March 31, 2017	5,912,563	$13.73
Exercisable at March 31, 2017	2,243,092	$17.36

 As of March 31, 2017, there was $23.6 million of total unrecognized stock-based compensation cost related to employee unvested stock options granted under the 2006 Plan and the 2013 Plan. The Company expects to recognize that cost over a remaining weighted-average period of 2.8 years.

Restricted Stock Units

In January 2016, the Company granted additional restricted stock units to employees. These restricted stock units vest in annual increments over three years, subject to continued employment with the Company and had a grant date fair value of $8.47 per share, which was the closing price of the Company’s common stock on the date of grant.

In January 2017, the Company issued 175,000 restricted stock units with service and performance conditions to certain employees, none of which vested during the three months ended March 31, 2017. Vesting of these awards is contingent on the occurrence of certain milestone events and fulfillment of any remaining service condition. As a result, the related compensation cost is recognized as an expense when achievement of the milestone is considered probable.

The following table summarizes the restricted stock activity for the three months ended March 31, 2017:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2016	254,378	$8.47
Granted	175,000	$3.83
Forfeited	(3,253)	$8.47
Vested/Released	(84,772)	$8.47
Unvested at March 31, 2017	341,353	$6.09

As of March 31, 2017, there was $1.9 million of total unrecognized stock-based compensation expense related to restricted stock units granted under the 2013 Plan. The expense is expected to be recognized over a weighted-average period of 2.3 years.

Employee stock purchase plan

Under the Company’s 2014 ESPP, an aggregate of 300,000 shares of common stock have been reserved for issuance pursuant to purchase rights granted to the Company’s employees. As of March 31, 2017, 216,482 shares remained available for issuance. During the three months ended March 31, 2017 and 2016, the Company did not issue any shares under the 2014 ESPP, and recognized approximately $25,000 and $65,000 in related stock-based compensation expense, respectively.

8.  Equity

On January 17, 2017, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”), with Cantor Fitzgerald & Co., as sales agent (“Cantor”). In accordance with the terms of the Sales Agreement, the Company may offer and sell through Cantor, from time to time, shares of its common stock up to an aggregate offering price of $40,000,000.

Under the Sales Agreement, Cantor may sell shares of the Company’s common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Global Select Market or on any other existing trading market for the Company’s common stock.

The Company is not obligated to make any sales of shares of its common stock under the Sales Agreement. The Company or Cantor may suspend or terminate the offering of shares of the Company’s common stock upon notice to the other party and subject to other conditions. The Company will pay Cantor a commission rate equal to 3.0% of the gross proceeds per share sold.

As of March 31, 2017, the Company had sold an aggregate of 691,937 shares of common stock under the Sales Agreement, at an average selling price of approximately $8.09 per share for aggregate gross proceeds of $5.6 million and net proceeds of $5.2 million after deducting the sales commissions and offering expenses. As of May 4, 2017, an additional 229,889 shares were sold under the Sales Agreement subsequent to March 31, 2017, for aggregate gross proceeds of $7.6 million and net proceeds of $7.1 million after deducting sales commissions and offering expenses, which will be recognized during the second quarter of 2017. As of May 4, 2017, $32.4 million of common stock remained available to be sold under the Sales Agreement, subject to certain conditions specified therein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this quarterly report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2016, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K filed with the United States Securities and Exchange Commission, or the SEC, on March 13, 2017, which we refer to as our annual report. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are subject to risks and uncertainties, including those set forth in Part II — Other Information, Item 1A. Risk Factors below and elsewhere in this report that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are a clinical-stage biopharmaceutical company using our proprietary chemistry technology to create novel antibiotics for serious and life-threatening multidrug-resistant infections. We are developing our lead product candidate, eravacycline, a fully-synthetic fluorocycline, as an intravenous, or IV, and oral antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including multidrug-resistant, or MDR, Gram-negative infections.

We are conducting a global phase 3 clinical program for eravacycline called IGNITE (Investigating Gram-Negative Infections Treated with Eravacycline). We are also pursuing the discovery and development of additional antibiotics that target unmet medical needs, including multidrug-resistant Gram-negative bacteria.

We are conducting IGNITE4, a phase 3 randomized, double-blind, double-dummy, multicenter, prospective study that is designed to assess the efficacy, safety and pharmacokinetics of twice-daily eravacycline (1.0 mg/kg every 12 hours) compared with meropenem (1g every 8 hours) for the treatment of complicated intra-abdominal infections, or cIAI. The study is expected to enroll approximately 450 adult patients at 75 centers worldwide. The primary endpoint of IGNITE4 is clinical response at the test-of-cure (TOC) visit, which occurs 25 to 31 days after the initial dose of the study drug. The primary efficacy analysis will be conducted using a 12.5% non-inferiority margin in the microbiological intent-to-treat (or micro-ITT) population. We previously conducted IGNITE1, our completed phase 3 clinical trial where eravacycline met the primary endpoint of statistical non-inferiority compared to ertapenem, the control therapy for the trial, for the treatment of cIAI. Consistent with draft guidance issued by the United States Food and Drug Administration, or FDA, with respect to the development of antibiotics for cIAI and our discussions with the FDA, we expect that positive results from our phase 3 clinical trials (IGNITE1 and IGNITE4) would be sufficient to support submission of a new drug application, or NDA, for eravacycline for the treatment of cIAI. Patient enrollment for IGNITE4 was completed in April 2017 and we expect to report top-line data from the study in the third quarter of 2017.

In the third quarter of 2017, we plan to submit a marketing authorization application, or MAA, to the European Medicines Agency for IV eravacycline for the treatment of cIAI. We expect the MAA submission will be supported by data from IGNITE1.

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

The FDA has granted Qualified Infectious Disease Product (QIDP) and Fast Track designations for IV and oral eravacycline for cIAI and cUTI.

In January 2016, we initiated a phase 1 clinical trial of the IV formulation of TP-271, a fully-synthetic fluorocycline being developed for respiratory disease caused by bacterial biothreat pathogens, in healthy volunteers. In February 2017, we received

Qualified Infectious Disease Product and Fast Track designations from the FDA and initiated a single-ascending dose phase 1 study for the oral formulation of TP-271. We expect to also initiate a multiple-ascending dose trial for TP-271 in 2017. In addition to eravacycline and TP-271, we are pursuing development of TP-6076, a fully-synthetic fluorocycline derivative, as a lead candidate under our second-generation program to target unmet medical needs, including multidrug-resistant Gram-negative bacteria. In July 2016, we initiated a phase 1 clinical trial using single doses of the IV formulation of TP-6076 in healthy volunteers and have recently initiated a study using multiple doses of the IV formulation of TP-6076. Furthermore, in March 2017, we were selected to receive $4.0 million in research funding to be received over eighteen months for TP-6076 from the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (or CARB-X), an international public-private partnership focused on advancing new antimicrobial products to address the threat of antibiotic resistance. We expect to report phase 1 single-ascending dose data and initiate multiple-ascending dose phase 1 trials for both IV TP-271 and IV TP-6076 in 2017.

We commenced business operations in July 2006. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary chemistry technology, identifying potential product candidates and undertaking preclinical studies and clinical trials of our product candidates. To date, we have not generated any product revenue and have primarily financed our operations through public offerings and private placements of our equity securities, debt financings and funding from the United States government. As of March 31, 2017, we had received an aggregate of $465.7 million in net proceeds from the issuance of equity securities and borrowings under debt facilities and an aggregate of $44.8 million from government grants and contracts. As of March 31, 2017, our principal source of liquidity was cash and cash equivalents, which totaled $128.2 million.

As of March 31, 2017, we had an accumulated deficit of $376.6 million. Our net losses were $29.5 million and $16.7 million for the three months ended March 31, 2017 and 2016, respectively. We expect that our expenses will increase as we continue development of eravacycline, seek marketing approval for eravacycline, conduct pre-commercialization activities for eravacycline, pursue development of eravacycline for additional indications, manufacture drug product for our clinical and pre-clinical trials, conduct our phase 1 clinical trial of TP-271in healthy volunteers, and our phase 1 clinical trial of TP-6076 in healthy volunteers and satisfy our obligations under our license agreement with Harvard University, or Harvard. If we obtain marketing approval of eravacycline, we also expect to incur significant sales, marketing, distribution and manufacturing expenses. Furthermore, we expect to incur ongoing research and development expenses relating to our product candidates other than eravacycline and that our general and administrative costs will increase as we grow and continue to operate as a public company, and comply with increased disclosure requirements since we are no longer an emerging growth company.

We believe that our available funds will be sufficient to support our operations into the second half of 2018, which we believe will allow us to obtain results from IGNITE4 and submit the NDA for IV eravacycline for the treatment of cIAI. We do not believe these funds will be sufficient, however, to enable us to commercially launch eravacycline, complete IGNITE3 or submit an sNDA for IV eravacycline for the treatment of cUTI. It is also possible that we will not achieve the progress that we expect with respect to eravacycline because the actual costs and timing of clinical development activities are difficult to predict and are subject to substantial risks and delays. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Moreover, we will need to generate significant revenue to achieve profitability, and we may never do so.

Financial overview

Contract and Grant Revenue

We have derived all of our revenue to date from funding provided under three U.S. government awards for the development of our compounds as potential counter measures for the treatment of disease caused by bacterial biothreat pathogens through our collaborator CUBRC Inc., or CUBRC, an independent, not-for-profit, research corporation that specializes in U.S. government-based contracts:

•

We have received funding for our lead product candidate, eravacycline, under an award from the Biomedical Advanced Research and Development Authority, or BARDA, an agency of the U.S. Department of Health and Human Services. In January 2012, BARDA awarded CUBRC an initial five-year contract, which has been extended, that provides for up to a total of $67.3 million in funding for the development, manufacturing and clinical evaluation of eravacycline for the treatment of disease caused by bacterial biothreat pathogens. We refer to this contract as the BARDA Contract. The funding under the BARDA Contract is also being used for the development, manufacturing and clinical evaluation of eravacycline to treat certain infections caused by life-threatening multidrug-resistant bacteria. We refer to this contract as the BARDA Contract.

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

We are collaborating with CUBRC on these grants and contracts, because when we initially decided to seek government funding, we recognized that we did not have any expertise in bidding for, administrating or managing government-funded contracts. CUBRC serves as the prime contractor under the BARDA Contract, the NIAID Grant and the NIAID Contract, primarily carrying out a program management and administrative role with additional responsibility for the management of preclinical studies. We serve as lead technical expert on all aspects of these awards and also serve as a subcontractor responsible for management of chemistry, manufacturing and control activities and clinical studies. We derive all of our revenue under these collaborations through subcontracts with, and a subaward from, CUBRC, with the flow of funds following the respective activities being conducted by us and by CUBRC.

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

•

In connection with the NIAID Grant, in November 2011, CUBRC awarded us an initial 55-month, no-fee subaward which has since been extended and currently expires on May 31, 2017 under which we may receive funding of up to approximately $0.9 million, reflecting the portion of the NIAID Grant funding that may be paid to us for our activities.

Although the BARDA Contract and our subcontract with CUBRC under the BARDA Contract have terms which currently expire on May 10, 2018, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is up to $41.6 million from the initial contract date through May 10, 2018, of which $33.0 million had been received through March 31, 2017.

Similarly, although the NIAID Contract and our subcontract with CUBRC under the NIAID Contract have terms which currently expire on December 31, 2018, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond December 31, 2018. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID Contract is up to $15.1 million, from the initial contract date through December 31, 2018, of which $10.9 million had been received through March 31, 2017. In addition, although the NIAID Grant has a term which currently expires on May 31, 2017, and our subaward from CUBRC has a term which currently expires on May 31, 2017, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond May 31, 2017. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subaward with respect to the NIAID Grant is $0.9 million from the initial grant date through May 31, 2017, of which $0.9 million had been received through March 31, 2017.

In March 2017, CARB-X, an international public-private partnership focused on advancing new antimicrobial products to address the threat of antibiotic resistance, selected us to receive up to $4.0 million in research funding over 18 months for TP-6076, which we refer to as the CARB-X Award. As of March 31, 2017, we had not yet received any amounts under the CARB-X Award. The CARB-X Award is expected to fund certain activities through the end of 2018.

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

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and laboratory supplies, to each program based on the personnel resources allocated to such program. Expenses related to facilities, consulting, travel, conferences, stock-based compensation and depreciation are not allocated to a program and are separately classified as other research and development expenses. The following table summarizes our research and development expenses on a program-specific basis for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Eravacycline	$20,431	$5,890
NIAID Contract and NIAID Grant	901	668
BARDA Contract	419	1,005
TP-6076	730	1,154
Other development programs	275	611
Other research and development	3,191	4,195
Total research and development expenses	$25,947	$13,523

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

As of March 31, 2017, we had incurred an aggregate of $201.2 million in research and development expenses related to the development of eravacycline, and $31.5 million in research and development expenses related to the development of eravacycline that were funded under the BARDA Contract. We expect that our research and development expenses will increase in 2017 compared to 2016 as we conduct IGNITE3 and complete IGNITE4, incur nonclinical, regulatory and drug manufacturing costs in support of NDA-related activities, pursue development of eravacycline for additional indications, advance our other product candidates and satisfy our obligations under our license agreement with Harvard.

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

There have been no significant changes to our critical accounting policies since the beginning of this fiscal year. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report, filed on form 10-K with the SEC on March 13, 2017 for the year ended December 31, 2016.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

The following table summarizes the results of our operations for each of the three months ended March 31, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	March 31,		Increase/
	2017	2016	(decrease)%
	(in thousands)
Revenues	$1,485	$1,962	$(477)	(24)%
Operating expenses:
Research and development	25,947	13,523	12,424	92%
General and administrative	5,133	5,253	(120)	(2)%
Total operating expenses	31,080	18,776	12,304	66%
Loss from operations	(29,595)	(16,814)	(12,781)	76%
Other income	137	73	64	88%
Net loss	$(29,458)	$(16,741)	$(12,717)	76%

Revenue from U.S. Government Contracts and Grants

The following table sets forth our contract and grant revenue for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,		Increase/
	2017	2016	(decrease)%
Revenues	(in thousands)

NIAID Contract	$1,015	$850	$165	19%
BARDA Contract	464	1,091	(627)	(57)%
NIAID Grant	6	21	(15)	(71)%
	$1,485	$1,962	$(477)	(24)%

Contract and grant revenue was $1.5 million for the three months ended March 31, 2017 compared to $2.0 million for the three months ended March 31, 2016, a decrease of $0.5 million, or 24%. This decrease was primarily due to the scope and timing of activities conducted under our subcontract with respect to the BARDA Contract during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, offset in part by an increase in clinical development activities with respect to TP-271 under our subcontract with respect to the NIAID Contract.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2017 were $25.9 million compared to $13.5 million for the three months ended March 31, 2016, an increase of $12.4 million, or 92%. This increase was primarily due to costs associated with conducting IGNITE3 and IGNITE4 during the three months ended March 31, 2017.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2017 were $5.1 million compared to $5.3 million for the three months ended March 31, 2016, a decrease of $0.2 million, or 2%. This decrease was primarily due to a decrease in stock-based compensation expense offset in part by an increase in legal fees.

Other Income

The increase in other income was driven by implementation of a new cash sweep account and improved overall yields on our money market funds for the three months ended March 31, 2017 as compared to the same period in 2016.

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

As of March 31, 2017, we had cash and cash equivalents of approximately $128.2 million. We invest cash in excess of immediate requirements in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of March 31, 2017, our funds were held in cash and money market funds.

In March 2017, we were selected to receive $4.0 million in research funding over eighteen months for TP-6076 from CARB-X. As of March 31, 2017, we had not yet received any funds under this award.

On January 17, 2017, we entered into a Controlled Equity Offering Sales Agreement, or sales agreement, with Cantor Fitzgerald & Co., as sales agent, or Cantor. In accordance with the terms of the sale agreement, we may offer and sell through Cantor, from time to time, shares of our common stock up to an aggregate offering price of $40,000,000 through an “at-the-market” offering program. As of March 31, 2017, we had sold 691,937 shares under the Sales Agreement at an average price of $8.09 per share and we had received aggregate cash proceeds of $5.2 million, after deducting the sales commissions and offering expenses.

As of May 4, 2017, we had sold an aggregate of 921,826 shares of common stock under the Sales Agreement, resulting in net proceeds of $7.1 million after deducting sales commissions and offering costs of $0.5 million in the aggregate.

The following table summarizes our sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Cash Flows from Operations:
Net cash used in operating activities	$(18,745)	$(15,992)
Net cash used in investing activities	(504)	(72)
Net cash provided by financing activities	5,322	15
Net (decrease) increase in cash and cash equivalents	$(13,927)	$(16,049)

Cash Flows from Operating Activities. The $2.8 million increase in cash used in operating activities for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was primarily due to increased spending on IGNITE 3 and IGNITE 4 clinical trials offset in part by changes in working capital.

Cash Flows from Investing Activities. The $0.4 million increase in cash used in investing activities for the three months ended March 31, 2017, compared to the three months ended March 31,2016, was due to purchases of property and equipment to facilitate our increased research and development activities.

Cash Flows from Financing Activities. The $5.3 million increase in cash provided by financing activities for the three months ended March 31, 2017, compared to the three months ended March 31, 2016 was primarily due to sales of common stock under our sales agreement with Cantor Fitzgerald.

Operating Capital Requirements

We expect to incur operating losses for at least the next several years as we continue development of eravacycline, seek marketing approval for eravacycline, manufacture drug product for our clinical and pre-clinical trials, conduct pre-commercialization activities for eravacycline, conduct our phase 1 clinical trials of TP-271 in healthy volunteers, and our phase 1 clinical trials of TP-6076 in healthy volunteers and satisfy our obligations under our license agreement with Harvard. We may not be able to complete the development and initiate commercialization of eravacycline or our other product candidates if, among other things, our preclinical research and clinical trials are not successful, our manufacturing efforts are not successful, the FDA or the EMA does not approve eravacycline or our other product candidates when we expect, or at all, or funding under the NIAID Contract or the BARDA Contract is discontinued.

We believe that our available funds will be sufficient to support our operations into the second half of 2018 which we believe would allow us to obtain results from IGNITE4 and submit the NDA for IV eravacycline for the treatment of cIAI. We do not believe these funds will be sufficient, however, to enable us to commercially launch eravacycline, complete IGNITE3 or submit an sNDA for IV eravacycline for the treatment of cUTI. As a result, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

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

We expect that we will need to obtain additional funding in order to commercialize eravacycline. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of eravacycline or other product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to eravacycline or other product candidates that we otherwise would seek to develop or commercialize ourselves.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

During the three months ended March 31, 2017, there were no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our annual report, filed on form 10-K with the SEC on March 13, 2017 for the year ended December 31, 2016.

Recent Accounting Pronouncements

Refer to Note 2, Summary of Significant Accounting Policies, in the accompanying notes to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the three months ended March 31, 2017. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of our annual report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Senior Vice President of Finance (Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this quarterly report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

part ii – other information

Item 1. Legal Proceedings

In January 2016 and March 2016, two securities class action lawsuits were filed against us, our chief executive officer, our former chief operating officer and our former chief financial officer, in the United States District Court for the District of Massachusetts. In May 2016, the court consolidated the two lawsuits and appointed lead plaintiffs and lead counsel. The lead plaintiffs filed a consolidated amended complaint in July 2016 and filed a second consolidated amended complaint in August 2016. The second amended complaint is brought on behalf of an alleged class of those who purchased our common stock between March 5, 2015 and September 8, 2015, and alleges claims arising under Sections 10 and 20 of the Exchange Act of 1934, as amended. The complaint generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning IGNITE2. The complaint seeks, among other relief, unspecified compensatory damages, attorneys’ fees, and costs. In October 2016, we filed a motion to dismiss the second amended complaint in its entirety, which plaintiffs have opposed.  In May 2017, oral arguments were heard on that motion and we await a decision from the court.  We believe we have valid defenses against these claims, and will engage in a vigorous defense of such litigation.

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

We have incurred annual net operating losses in every year since our inception. Our net loss was $29.5 million for the three months ended March 31, 2017, $77.5 for the year ended December 31, 2016 and $83.2 million for the year ended December 31, 2015. As of March 31, 2017, we had an accumulated deficit of $376.6 million. We have not generated any product revenues and have financed our operations primarily through the public offering and private placements of our equity securities, debt financings and revenue from U.S. government grants and contract awards. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development.

We expect to continue to incur significant expenses and operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect that our expenses will increase in 2017 compared to 2016 as we complete our IGNITE4 trial and continue to conduct our IGNITE3 trial, conduct pre-commercialization activities for eravacycline, seek marketing approval for eravacycline, conduct additional manufacturing process activities related to eravacycline, manufacture drug product for our clinical trials, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University, or Harvard. If we obtain marketing approval of eravacycline or any other product candidate, we also expect to incur significant sales, marketing, and distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Our expenses also will increase if and as we:

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize, eravacycline, which will require us to be successful in a range of challenging activities, including:

•	conducting and successfully completing IGNITE3 and IGNITE4;
•	applying for and obtaining marketing approval for eravacycline;
•	protecting and maintaining our rights to our intellectual property portfolio related to eravacycline;
•	contracting for the manufacture of commercial quantities of eravacycline; and
•	establishing sales, marketing and distribution capabilities to effectively market and sell eravacycline.

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

Developing pharmaceutical products, including conducting preclinical studies, clinical trials and manufacturing activities, is a time-consuming, expensive and uncertain process that takes years to complete. We expect that our expenses will increase in 2017 compared to 2016 for a number of reasons, including, but not limited to, costs associated with our IGNITE3 and IGNITE4 clinical trials, and conducting pre-commercialization activities for eravacycline. If we obtain marketing approval for eravacycline or any other product candidate that we develop, we also expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses.

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

Currently, our only external source of funds is funding under subcontracts and a subaward awarded to us by CUBRC pursuant to government contracts from BARDA and NIAID and a grant from NIAID. Although the BARDA contract and our subcontract with CUBRC under the BARDA contract have terms which currently expire on May 10, 2018, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is up to $41.6 million from the initial contract date through May 10, 2018, of which $33.0 million had been received through March 31, 2017.

Similarly, although the NIAID contract and our subcontract with CUBRC under the NIAID contract have terms which currently expire on December 31, 2018, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond December 31, 2018. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID contract is up to $15.1 million, of which $10.9 million had been received through March 31, 2017. In addition, although the NIAID grant has a term which currently expires on May 31, 2017 and our subaward from CUBRC has a term which currently expires on May 31, 2017, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond May 31, 2017. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subaward with respect to the NIAID grant is $0.9 million from the initial grant date through May 31, 2017, of which $0.9 million had been received through March 31, 2017.

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

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources in the development of eravacycline for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections. In December 2014, we announced that eravacycline met the primary endpoint of statistical non-inferiority in IGNITE1, a phase 3 clinical trial evaluating the safety and efficacy of eravacycline with IV administration for the treatment of cIAI, compared to ertapenem, an  IV-administered antibiotic, the control therapy for this trial. In September 2015, we announced that eravacycline did not meet the primary endpoint of statistical non-inferiority in IGNITE2, a phase 3 clinical trial evaluating the safety and efficacy of eravacycline for the treatment of cUTI, with IV-to-oral transition therapy, compared to levofloxacin, an IV and orally administered antibiotic that was the control therapy for the trial. Consistent with guidance issued by the FDA with respect to the development of antibiotics for cIAI and our previous discussions with the FDA, we had planned to utilize results from these two phase 3 clinical trials to support submission of an NDA for eravacycline for the treatment of cIAI and cUTI.

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

In addition, we plan to submit a marketing authorization application, or MAA, to the EMA for IV eravacycline for the treatment of cIAI in the third quarter of 2017 on the basis of the results of IGNITE1.

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

Successful development of the oral formulation of eravacycline and of eravacycline for additional indications will be subject to these same risks.

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

The clinical development of eravacycline and other product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to achieve efficacy in a trial or across a broad population of patients, the occurrence of severe adverse events, failure to comply with protocols or applicable regulatory requirements, and determination by the FDA or any comparable foreign regulatory authority that a drug product is not approvable. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, although eravacycline achieved favorable results in the lead-in part of IGNITE2, the pivotal portion of IGNITE2 did not meet the primary endpoint of statistical non-inferiority compared to levofloxacin. In October 2016, we initiated dosing in  IGNITE4 and in April 2017, we completed enrollment of IGNITE4. In January 2017, we initiated IGNITE3. We may fail to achieve success in either or both of these phase 3 trials or any other future clinical trial of eravacycline or any other product candidate.

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

In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. For instance, the results of IGNITE1 may not be predictive of the results of IGNITE4 as we are using a different control therapy in IGNITE4 than we used in IGNITE1, and the results of the lead-in portion of IGNITE2 may not be predictive of the results of IGNITE3. In addition, in the case of our clinical trials, results may differ on the basis of the type of bacteria with which patients are infected. We cannot be certain that IGNITE4, IGNITE3 or other clinical trials that we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidates.

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

The inclusion and exclusion criteria for IGNITE3 may adversely affect our enrollment rates for patients in this trial. In addition, many of our competitors also have ongoing clinical trials for product candidates that treat the same indications as eravacycline, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

If a product is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for that condition, the treatment sponsor may apply for FDA fast track designation. The FDA granted eravacycline fast track designation as a qualified infectious disease product in April 2014, granted fast track designation as a qualified infectious disease product for the IV formulation of TP-271 in September 2015, and granted fast track designation as a qualified infectious disease product for the oral formulation of TP-271 in February 2017. Fast track designation does not ensure approval or a faster development, regulatory review or approval process compared to conventional FDA procedures. Additionally, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Our stock price may be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, our stock traded within a range of a high price of $52.90 per share and a low price of $3.11 per share for the period beginning March 20, 2013, our first day of trading on the NASDAQ Global Select Market, through May 4, 2017. As a result of this volatility, investors may not be able to sell their common stock at or above the prices they paid for it. The market price for our common stock may be influenced by many factors, including:

•	the timing of clinical trials of eravacycline and any other product candidate;
•	results of clinical trials of eravacycline and any other product candidate;
•	the filing and approval of marketing applications;
•	regulatory actions by the FDA or equivalent authorities in foreign jurisdictions with respect to eravacycline and any other product candidate;
•	failure or discontinuation of any of our development programs;
•	the success of existing or new competitive products or technologies;
•	results of clinical trials of product candidates of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to develop, in-license or acquire additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

We are currently subject to class action litigation and have been subject to shareholder derivative litigation due to stock price volatility, which could distract our management and could result in substantial costs or large judgments against us.

The stock market frequently experiences extreme price and volume fluctuations. In September 2015, we experienced a significant decline in our stock price based, in large part, on our announcement that the phase 3 clinical trial for eravacycline for the treatment of patients with cUTI did not meet the primary endpoint of statistical non-inferiority compared to levofloxacin. In addition, the market prices of securities of companies in the biotechnology and pharmaceutical industry have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations could adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. In fact, in January 2016 and March

2016, two class action lawsuits were filed against us, our chief executive officer and certain former executives in the United States District Court for the District of Massachusetts. In addition, in May 2016, a shareholder derivative action was filed against our chief executive officer, certain former executive officers, all the members of our current board of directors, a former board member, and against us as nominal defendant, in Massachusetts Superior Court (Suffolk County). This case was subsequently dismissed by the court without prejudice due to the plaintiff’s failure to properly perfect service of process. Due to the volatility in our stock price, we may be the target of similar litigation in the future.

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

Date: May 8, 2017	TETRAPHASE PHARMACEUTICALS, INC.

	By:	/s/ Christopher Watt
Christopher Watt
Senior Vice President, Finance

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