Form 10-Q
period 2017-06-30
TETRAPHASE PHARMACEUTICALS INC
filed 2017-08-02
CIK 1373707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 2, 2017 there were 51,053,448 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

TETRAPHASE PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$118,214	$142,086
Accounts receivable	2,682	1,789
Prepaid expenses and other current assets	5,117	6,582
Total current assets	126,013	150,457
Property and equipment, net	1,529	1,054
Restricted cash	199	199
Other assets	—	-
Total assets	$127,741	$151,710
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,918	$2,555
Accrued expenses	12,124	7,685
Deferred revenue	1,548	1,255
Total current liabilities	20,590	11,495
Other long term liabilities	134	162
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 125,000 shares authorized; 40,012 and 36,942 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	40	37
Additional paid-in capital	515,378	487,148
Accumulated deficit	(408,401)	(347,132)
Total stockholders’ equity	107,017	140,053
Total liabilities and stockholders’ equity	$127,741	$151,710

See accompanying notes to condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	$1,586	$1,243	$3,071	$3,205

Operating expenses
Research and development	28,513	13,746	54,460	27,269
General and administrative	5,065	4,759	10,198	10,012
Total operating expenses	33,578	18,505	64,658	37,281
Loss from operations	(31,992)	(17,262)	(61,587)	(34,076)
Other income (expense)
Other income (expense), net	181	94	318	167
Net loss	$(31,811)	$(17,168)	$(61,269)	$(33,909)
Net loss per share-basic and diluted	$(0.83)	$(0.47)	$(1.63)	$(0.93)
Weighted-average number of common shares used in net loss per share-basic and diluted	38,273	36,629	37,686	36,614
Comprehensive loss	$(31,811)	$(17,168)	$(61,269)	$(33,909)

See accompanying notes to condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Operating activities
Net loss	$(61,269)	$(33,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	201	136
Stock-based compensation expense	6,236	6,985
Changes in operating assets and liabilities:
Accounts receivable	(893)	1,169
Prepaid expenses and other assets	1,465	(1,543)
Accounts payable	4,363	(315)
Accrued expenses and other liabilities	4,411	(350)
Deferred revenue	293	285
Net cash used in operating activities	(45,193)	(27,542)
Investing activities
Purchases of property and equipment	(676)	(175)
Net cash used in investing activities	(676)	(175)
Financing activities
Proceeds from sale of common stock, net of issuance costs	21,703	—
Proceeds from issuance of stock under stock plans	294	116
Net cash provided by financing activities	21,997	116
Net decrease in cash and cash equivalents	$(23,872)	$(27,601)
Cash and cash equivalents at beginning of period	142,086	205,912
Cash and cash equivalents at end of period	$118,214	$178,311

See accompanying notes to condensed consolidated financial statements

Tetraphase Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Operations

Tetraphase Pharmaceuticals, Inc. (the “Company”) is a clinical-stage biopharmaceutical company using its proprietary chemistry technology to create novel antibiotics for serious and life-threatening multidrug-resistant infections. The Company is developing its lead product candidate, eravacycline, a fully-synthetic fluorocycline, as an intravenous, or IV, and oral antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including multidrug-resistant, or MDR, Gram-negative infections. The Company is also pursuing the discovery and development of additional antibiotics that target unmet medical needs, including multidrug-resistant Gram-negative bacteria.

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

The Company has incurred annual net operating losses in every year since its inception. As of June 30, 2017, the Company had incurred losses since inception of $408.4 million. The Company has not generated any product revenues and has financed its operations primarily through public offerings and private placements of its equity securities, debt financings and funding from the United States government.

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

The Company believes that its existing cash and cash equivalents, together with net proceeds from its underwritten public offering, will enable it to fund its operating expenses and capital expenditure requirements into at least early 2019, which it believes would allow it to submit a new drug application (“NDA”) and marketing authorization application (“MAA”) for IV eravacycline for the treatment of complicated intra-abdominal infections (“cIAI”), obtain top-line complicated urinary tract infection (“cUTI”) data from its IGNITE3 clinical study, to submit a supplemental new drug application (“sNDA”) to the United States Food and Drug Administration (“FDA”) for the treatment of cUTI if warranted, and to perform pre-commercialization activities and commercially launch eravacycline for the treatment of cIAI if approved. The Company may never be profitable even if it is successful in launching eravacycline for one or more indications. Until such time as the Company is profitable, if ever, the Company will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2016 contained in the Company’s annual report on Form 10-K filed with the SEC on March 13, 2017 (the “2016 Form 10-K”). The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2017 and the results of operations and comprehensive loss and cash flows for the three and six months ended June 30, 2017 and 2016. Interim operating results for the three and sixth months ended June 30, 2017 are not necessarily indicative of the results that may be expected for future interim periods or for the fiscal year ending December 31, 2017.

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

Going Concern Assessment

Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern, requires management to evaluate the company’s ability to continue as a going concern one year beyond the filing date of the given financial statements. This evaluation requires management to perform two steps. First, management must evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern. Second, if management concludes that substantial doubt is raised, management is required to consider whether it has plans in place to alleviate that doubt. Disclosures in the notes to the financial statements are required if management concludes that substantial doubt exists or that its plans alleviate the substantial doubt that was raised. Based on a detailed cash forecast incorporating current development activities and related spending plans, the Company expects its cash to last more than one year beyond the date that the financial statements were issued. Based on this analysis, no additional disclosures are required.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The FASB has subsequently issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company is currently evaluating the potential impact that these updates may have on its financial position, results of operations and cash flows, specifically the impact on its revenue produced via its contracts with the Biomedical Advanced Research and Development Authority (“BARDA”), the National Institute of Allergy and Infectious Diseases (“NIAID”) and CARB-X, an international public-private partnership focused on advancing new antimicrobial products to address the threat of antibiotic resistance. The Company is currently completing contract reviews and evaluating whether these contracts are subject to Topic 606. The Company expects these contract reviews to be completed in the third quarter. The Company plans to use the modified retrospective method of adoption, to be effective January 1, 2018.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new standard will be effective for the Company on January 1, 2018. The Company is currently evaluating the potential impact that this standard may have on its financial position, statements of operations and cash flows.

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

3.  Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. Fair value measurements are classified and disclosed in one of the following three categories:

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

Financial instruments measured at fair value as of June 30, 2017 and December 31, 2016 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance	Level 1	Level 2	Level 3
June 30, 2017
Cash and money market funds	$118,214	$118,214	$—	$—
December 31, 2016
Cash and money market funds	$142,086	$142,086	$—	$—

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

The amounts in the table below were excluded from the calculation of net loss per share, due to their anti-dilutive effect:

	June 30,
	2017	2016
Warrants	1,103	1,103
Unvested restricted stock units	340,616	475,100
Outstanding stock options	6,087,428	4,221,517
Totals	6,429,147	4,697,720

5.  Significant Agreements and Contracts

License Agreement

In August 2006, the Company entered into a license agreement for certain intellectual property with Harvard University (“Harvard”). Under the license agreement, as of June 30, 2017, the Company has paid Harvard an aggregate of $4.4 million in upfront license fees and development milestone payments, and has issued 31,379 shares of common stock to Harvard. For each product covered by the license agreement, the Company is obligated to make certain payments totaling up to approximately $15.1 million upon achievement of certain development and regulatory milestones and to pay additional royalties on net sales of such product.

Government Grant and Contracts

BARDA Contract for Eravacycline

The Company has received funding for its lead product candidate, eravacycline, under an award from BARDA, an agency of the U.S. Department of Health and Human Services. In January 2012, BARDA awarded an initial five-year contract, which has since been extended, that provides for up to a total of $67.3 million in funding for the development, manufacturing and clinical evaluation of eravacycline for the treatment of disease caused by bacterial biothreat pathogens (“BARDA Contract”). The funding under the BARDA Contract is also being used for the development, manufacturing and clinical evaluation of eravacycline to treat certain infections caused by life-threatening multidrug-resistant bacteria.

In connection with the BARDA Contract, in February 2012, the Company entered into a cost-plus-fixed-fee subcontract with CUBRC Inc. (“CUBRC”), an independent, not for profit, research corporation that specializes in U.S. government-based contracts, which is also the direct recipient of the BARDA Contract. This subcontract, which currently expires in May 2018, granted the Company initial funding of up to $41.6 million, reflecting the portion of the BARDA Contract funding that may be paid to the Company for its activities. The total committed funding under the BARDA subcontract has increased since the initial award in 2012 due to BARDA’s exercise of options to continue to fund specific work performed by the Company related to eravacycline.

Although the BARDA Contract and the Company’s subcontract with CUBRC under the BARDA Contract have terms which currently expire in May 2018, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to the Company. Committed funding from CUBRC under the Company’s BARDA subcontract is for up to $41.6 million through May 10, 2018, the current contract end date, as a result of the exercise of several options by BARDA under the BARDA Contract. Total funds of $33.7 million had been received by the Company through June 30, 2017 under this contract. During the three months ended June 30, 2017 and 2016, the Company recognized revenue of $1.0 million and $0.5 million, respectively, from the Company’s subcontract under the BARDA Contract. During the six months ended June 30, 2017 and 2016, the Company recognized revenue of $1.5 million and $1.6 million, respectively, from the Company’s subcontract under the BARDA Contract.

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

In connection with the NIAID Contract, in October 2011, the Company entered into a cost-plus-fixed-fee subcontract with CUBRC, the direct recipient of the NIAID Contract, which subcontract currently expires in December 2018 under which the Company may receive funding of up to approximately $15.1 million, reflecting the portion of the NIAID Contract funding that may be paid to the Company for its activities. The total potential committed funding under the NIAID subcontract has increased since the initial award in 2011 due to NIAID’s exercise of options to continue to fund specific work performed by the Company related to TP-271.

Although the NIAID Contract and the Company’s subcontract with CUBRC under the NIAID Contract have terms which currently expire on December 31, 2018, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond the respective expiration dates. To the extent that NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to the Company. As of June 30, 2017, committed funding from CUBRC under the Company’s subcontract with respect to the NIAID Contract is $15.1 million, of which $11.5 million had been received through June 30, 2017. In addition, the NIAID Grant and the company’s subaward from CUBRC expired on May 31, 2017. Committed funding from CUBRC under the Company’s subaward with respect to the NIAID Grant is $0.9 million, of which $0.9 million had been received through June 30, 2017.

During the three months ended June 30, 2017 and 2016, the Company recognized revenue of $0.2 million and $0.7 million, respectively, from the Company’s subcontract under the NIAID Contract. During the three months ended June 30, 2017 and 2016, the Company recognized revenue of $3,000 and $43,000, respectively, from the Company’s subaward under the NIAID Grant. During the six months ended June 30, 2017 and 2016, the Company recognized revenue of $1.2 million and $1.6 million, respectively, from the Company’s subcontract under the NIAID Contract. During the six months ended June 30, 2017 and 2016, the Company recognized revenue of $9,000 and $63,000, respectively, from the Company’s subaward under the NIAID Grant.

CARB-X Award for TP-6076

In March 2017, CARB-X, an international public-private partnership focused on advancing new antimicrobial products to address the threat of antibiotic resistance, selected the Company to receive up to $4.0 million in research funding over eighteen months for TP-6076. In connection with this funding, the Company entered into a cost reimbursement Sub-Award Agreement (the “Sub-award Agreement”) with the Trustees of Boston University, the administrator of the program. The Company began recognizing revenue from the Sub-Award Agreement in April 2017. During the three months ended June 30, 2017, the Company recognized revenue of $0.4 million under this Sub-Award Agreement. This Sub-Award Agreement will fund certain activities through the end of 2018. This Sub-Award Agreement can be terminated for convenience at any time, subject to 30 days written notice.

6.  Accrued Expenses

Accrued expenses at June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Clinical trial related	$5,941	$1,129
Drug supply and development	2,412	2,698
Salaries and benefits	1,986	2,498
Professional fees	1,104	965
Preclinical	216	163
Other	465	232
Total	$12,124	$7,685

7.  Stock-Based Compensation

In January 2017, the number of shares available for issuance under the Tetraphase Pharmaceuticals, Inc. Stock Incentive Plan (the “2006 Plan”) and the amended 2013 Stock Incentive Plan (“2013 Plan”) was increased by approximately 1.5 million shares as a result of the automatic increase provision of the 2013 Plan. As of June 30, 2017, the total number of shares of common stock available for issuance under the 2013 Plan was approximately 0.6 million.

Stock-Based Compensation Expense

During the three and six months ended June 30, 2017, and 2016, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Research and development	$1,596	$1,089	$3,174	$3,480
General and administrative	1,564	1,720	3,062	3,505
Total	$3,160	$2,809	$6,236	$6,985

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock options	$2,946	$2,482	$5,815	$5,887
Restricted stock units	185	285	368	991
Employee stock purchase plan	29	42	53	107
Total	$3,160	$2,809	$6,236	$6,985

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2017:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2016	4,066,411	$18.42
Granted	2,172,750	$4.18
Exercised	(46,502)	$3.03
Forfeited	(105,231)	$16.34
Outstanding at June 30, 2017	6,087,428	$13.49
Exercisable at June 30, 2017	2,584,305	$16.80

As of June 30, 2017, there was $21.8 million of total unrecognized stock-based compensation cost related to employee unvested stock options granted under the 2006 Plan and the 2013 Plan. The Company expects to recognize that cost over a remaining weighted-average period of 2.7 years.

Restricted Stock Units

In January 2016, the Company granted additional restricted stock units to employees. These restricted stock units vest in annual increments over three years, subject to continued employment with the Company and had a grant date fair value of $8.47 per share, which was the closing price of the Company’s common stock on the date of grant.

In January 2017, the Company issued 175,000 restricted stock units with service and performance conditions to certain employees, none of which vested during the six months ended June 30, 2017. Vesting of these awards is contingent on the occurrence of certain milestone events and fulfillment of any remaining service condition. As a result, the related compensation cost is recognized as an expense when achievement of the milestone is considered probable.

The following table summarizes the restricted stock activity for the six months ended June 30, 2017:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2016	254,378	$8.47
Granted	175,000	$3.83
Forfeited	(3,990)	$8.47
Vested/Released	(84,772)	$8.47
Unvested at June 30, 2017	340,616	$6.09

As of June 30, 2017, there was $1.7 million of total unrecognized stock-based compensation expense related to restricted stock units granted under the 2013 Plan. The expense is expected to be recognized over a weighted-average period of 2.1 years.

Employee stock purchase plan

Under the Company’s 2014 ESPP, an aggregate of 300,000 shares of common stock have been reserved for issuance pursuant to purchase rights granted to the Company’s employees. As of June 30, 2017, 171,697 shares remained available for issuance. During the six months ended June 30, 2017 and 2016, 44,785 shares and 21,178 shares of common stock were issued under the 2014 ESPP, respectively.

8.  Equity

On January 17, 2017, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”), with Cantor Fitzgerald & Co. as sales agent (“Cantor”). On July 7, 2017, the Company entered into an amendment to the Sales Agreement to increase the maximum aggregate offering price of the shares of common stock that it may issue and sell from time to time under the Sales Agreement from $40,000,000 to $80,000,000.

Under the Sales Agreement, as amended (the “Amended Sales Agreement”), Cantor may sell shares of the Company’s common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Global Select Market or on any other existing trading market for the Company’s common stock.

The Company is not obligated to make any sales of shares of its common stock under the Amended Sales Agreement. The Company or Cantor may suspend or terminate the offering of shares of the Company’s common stock upon notice to the other party and subject to other conditions. The Company will pay Cantor a commission rate equal to 3.0% of the gross proceeds per share sold.

As of June 30, 2017, the Company had sold an aggregate of 2,894,156 shares of common stock under the Sales Agreement, at an average selling price of approximately $7.81 per share for aggregate gross proceeds of $22.6 million and net proceeds of $21.7 million after deducting the sales commissions and offering expenses. As of August 1, 2017, an additional 1,041,294 shares were sold under the original and amended Sales Agreements subsequent to June 30, 2017, for aggregate gross proceeds of $8.0 million and net proceeds of $7.8 million after deducting sales commissions and offering expenses, which will be recognized during the third quarter of 2017. As of August 1, 2017, $49.4 million of common stock remained available to be sold under the amended Sales Agreement, subject to certain conditions specified therein.

9.  Subsequent Events

On August 2, 2017, the Company sold 10,000,000 shares of common stock in an underwritten public offering at an offering price to the public of $6.50 per share, resulting in net proceeds to the Company of $60.9 million after deducting underwriting discounts and commissions of $3.9 million and offering costs of $0.2 million. In connection with the offering, the Company granted the underwriters an option to purchase 1,500,000 additional shares on the same terms and conditions as the offering.

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

We are conducting a global phase 3 clinical program for eravacycline called IGNITE (Investigating Gram-Negative Infections Treated with Eravacycline). On July 25, 2017, we announced top-line data from our IGNITE4 trial, a global phase 3 randomized, double-blind, double-dummy, multicenter, prospective study assessing the efficacy, safety and pharmacokinetics of twice-daily IV eravacycline (1.0 mg/kg every 12 hours) compared with meropenem (1g every 8 hours) for the treatment of complicated intra-abdominal infections, or cIAI that we conducted in 500 patients. In the trial, eravacycline met the primary endpoint of statistical non-inferiority of clinical response at the test-of-cure, or TOC, visit, under the guidance set by the United States Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA. Prior to IGNITE 4, we conducted IGNITE1, a phase 3 clinical trial of twice daily IV eravacycline (1.0 mg/kg every 12 hours) compared with ertapenem (1.0g IV every 24 hours) for the treatment of cIAI. In IGNITE1, eravacycline met the primary endpoint of statistical non-inferiority of clinical response.

We designed IGNITE4 as a non-inferiority study, and to be responsive to guidance from both the FDA and the EMA. Under FDA guidance, the primary endpoint of the trial was clinical response at the TOC visit in the microbiological intent-to-treat, or micro-ITT, population, which consisted of randomized patients in the trial who had baseline bacterial pathogens that cause cIAI and against which eravacycline has antibacterial activity. Under EMA guidance, the primary endpoint of the trial was clinical response at the TOC visit in the modified intent-to-treat, or MITT, population, which consisted of patients in the trial who received at least one dose of study drug, and in the clinically evaluable, or CE, patient population, which consisted of patients in the trial who met key inclusion/exclusion criteria and followed other important components of the trial. Secondary endpoints included clinical response at the end-of-treatment, TOC and follow-up visits in the intent-to-treat population, the CE population, the micro-ITT population and the microbiologically evaluable, or ME, population. The ME population consisted of all micro-ITT patients who met key inclusion/exclusion criteria and followed other important components of the trial. In the trial, we also studied microbiologic response at the end-of-treatment and TOC visits in the micro-ITT and ME populations, the safety and tolerability of eravacycline in the safety population and pharmacokinetic parameters after eravacycline administration.

Eravacycline achieved high clinical cure rates in patients with cIAI, comparable to cure rates in the patients in the meropenem group. The primary efficacy analysis under the FDA guidance was conducted using a 12.5% non-inferiority margin in the micro-ITT population. Clinical cure rates in the micro-ITT population were 90.8% and 91.2% for eravacycline (n=195) and meropenem (n=205), respectively (95% CI: -6.3%,5.3%). Under the EMA guidance, the primary analysis was conducted using a 12.5% non-inferiority margin of the MITT and CE patient populations. Clinical cure rates in the MITT population were 92.4% and 91.6% for eravacycline (n=250) and meropenem (n=249), respectively (95% CI: -4.1%,5.8%). Clinical cure rates in the CE population were 96.9% and 96.1% for eravacycline (n=225) and meropenem (n=231), respectively (95% CI: -2.9%,4.5%). The secondary analyses were consistent with, and supportive of, the primary outcome.

There were no treatment-related serious adverse events in the trial. Treatment-emergent adverse event rates were similar in both treatment groups. The most commonly reported drug-related adverse events for eravacycline were infusion site reactions, nausea and vomiting, each occurring at a rate of less than 5%. The safety profile for IV eravacycline in IGNITE4 was consistent with that seen in the previously completed phase 3 IGNITE1 and phase 2 clinical trials in cIAI. In addition, the spectrum of pathogens in this trial was similar to that seen in previously completed clinical trials of third party products in this patient population. The most common Gram-negative pathogens in the study included Escherichia coli, Klebsiella pneumonia, Pseudomonas and Bacteroides.

Consistent with draft guidance issued by the FDA with respect to the development of antibiotics for cIAI and our discussions with the FDA, we believe that the positive results observed in both IGNITE1 and IGNITE4 are sufficient to support submission of a new drug application, or NDA, for eravacycline for the treatment of cIAI with the FDA. We anticipate submitting an NDA by the end of the first quarter of 2018. Consistent with discussions with the EMA, we are also planning to submit a marketing authorization application, or MAA, to the EMA for IV eravacycline for the treatment of cIAI in the third quarter of 2017 primarily based upon the results of IGNITE1.

We are also developing eravacycline for the treatment of complicated urinary tract infections, or cUTI. In January 2017, we initiated IGNITE3, a randomized, multi-center, double-blind, phase 3 clinical trial evaluating the efficacy and safety of once-daily IV eravacycline (1.5mg/kg every 24 hours) compared to ertapenem (1g every 24 hours), the control therapy in this trial, for the treatment of cUTI. IGNITE3 is expected to enroll approximately 1,000 adult patients, who will be randomized 1:1 to receive eravacycline or ertapenem for a minimum of five days, and will then be eligible to switch to an oral antibiotic. The co-primary endpoints of responder rate (a combination of clinical cure rate and microbiological success) in the micro-ITT population at the end-of-IV treatment visit and at the TOC visit (Day 14-17 after randomization) will be evaluated using a 10% non-inferiority margin. We expect to complete enrollment in IGNITE3 early in the fourth quarter of 2017. If IGNITE3 is successful, we plan to use the results from IGNITE3 to support submission of a supplemental new drug application, or sNDA, for IV eravacycline for the treatment of cUTI, assuming approval first of IV eravacycline for the treatment of cIAI.

In parallel with the clinical trials using IV eravacycline, we are continuing our development program for an oral formulation of eravacycline. We recently completed a phase 1 clinical trial in which the administration of oral eravacycline to patients in the fasted state resulted in increased drug exposure. Further clinical tests designed to evaluate other important variables are currently ongoing, with the goal of optimizing the oral eravacycline dosing regimen.

The FDA has granted Qualified Infectious Disease Product (QIDP) and Fast Track designations for IV and oral eravacycline for cIAI and cUTI.

In June 2017, we announced positive results from a phase 1 single-ascending dose clinical trial of the IV formulation of TP-271, a fully-synthetic fluorocycline being developed for respiratory disease caused by bacterial biothreat pathogens, in healthy volunteers. In the study, TP-271 was well tolerated at single doses that resulted in high plasma exposures. There were no clinically significant changes in lab values, ECG parameters, or physical exam findings. There were no serious or severe adverse events, or discontinuations due to an adverse event during the study. We plan to initiate a multiple-ascending dose trial for TP-271 in the third quarter of 2017. We are also conducting a single-ascending dose phase 1 study for the oral formulation of TP-271. In February 2017, we received Qualified Infectious Disease Product and Fast Track designations from the FDA.

In addition, we are developing TP-6076, a fully-synthetic fluorocycline derivative, as a lead candidate under our second-generation program to target unmet medical needs, including multidrug-resistant Gram-negative bacteria. In June 2017, we announced positive results from a phase 1 randomized, placebo-controlled, double-blind, single-ascending dose study evaluating the safety, tolerability and pharmacokinetics of IV TP-6076. In the study, TP-6076 was well tolerated, and there were no serious or severe adverse events, or discontinuations due to an adverse event. There were no clinically significant safety findings in any laboratory assessments, vital signs, ECGs or physical examinations. We also are conducting a multiple-ascending study in healthy volunteers of the IV formulation of TP-6076.

We commenced business operations in July 2006. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary chemistry technology, identifying potential product candidates and undertaking preclinical studies and clinical trials of our product candidates. To date, we have not generated any product revenue and have primarily financed our operations through public offerings and private placements of our equity securities, debt financings and funding from the United States government. As of June 30, 2017, we had received an aggregate of $482.2 million in net proceeds from the issuance of equity securities and borrowings under debt facilities and an aggregate of $46.1 million from government grants and contracts. As of June 30, 2017, our principal source of liquidity was cash and cash equivalents, which totaled $118.2 million.

As of June 30, 2017, we had an accumulated deficit of $408.4 million. Our net losses were $31.8 million and $17.2 million for the three months ended June 30, 2017 and 2016, respectively. Our net losses were $61.3 million and $33.9 million for the six months ended June 30, 2017 and 2016, respectively. We expect that our expenses will increase as we continue development of eravacycline, seek marketing approval for eravacycline, conduct pre-commercialization activities for eravacycline, pursue development of eravacycline for additional indications, manufacture drug product for our clinical and pre-clinical trials, conduct our phase 1 clinical trial of TP-271 in healthy volunteers, and our phase 1 clinical trial of TP-6076 in healthy volunteers and satisfy our obligations under our license agreement with Harvard University, or Harvard. If we obtain marketing approval of eravacycline, we also expect to incur significant sales, marketing, distribution and manufacturing expenses. Furthermore, we expect to incur ongoing research and development expenses relating to our product candidates other than eravacycline and that our general and administrative costs will increase as we grow and continue to operate as a public company, and comply with increased disclosure requirements since we are no longer an emerging growth company.

On August 2, 2017, the Company sold 10,000,000 shares of common stock in an underwritten public offering at an offering price to the public of $6.50 per share, resulting in net proceeds to the Company of $60.9 million after deducting underwriting discounts and commissions of $3.9 million and offering costs of $0.2 million. In connection with the offering, the Company granted the underwriters an option to purchase 1,500,000 additional shares on the same terms and conditions as the offering.

We believe that our cash and cash equivalents, together with the net proceeds from our underwritten public offering, will enable us to fund our operating expenses and capital expenditure requirements at least into at least early 2019, which we believe will allow us to obtain top-line data from IGNITE3 and submit the NDA and MAA for IV eravacycline for the treatment of cIAI, to submit an sNDA to the FDA for the treatment of cUTI if warranted, and to perform pre-commercialization activities and commercially launch eravacycline for the treatment of cIAI if approved. It is also possible that we will not achieve the progress that we expect with respect to eravacycline because the actual costs and timing of clinical development activities are difficult to predict and are subject to substantial risks and delays. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Moreover, we will need to generate significant revenue to achieve profitability, and we may never do so.

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

•

We have received funding for our phase 1 compound TP-271 under two awards from the National Institute of Allergy and Infectious Diseases, or NIAID, a division of National Institutes of Health, for the development, manufacturing and clinical evaluation of TP-271 for respiratory diseases caused by biothreat and antibiotic-resistant public health pathogens, as well as bacterial pathogens associated with community-acquired bacterial pneumonia:

-	a grant awarded to CUBRC in July 2011 that provided up to a total of approximately $2.9 million through May 31, 2017, which we refer to as the NIAID Grant; and
-	a contract awarded to CUBRC in September 2011 that provides up to a total of approximately $35.8 million in funding through December 31, 2018, which we refer to as the NIAID Contract.

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

•

In connection with the NIAID Grant, in November 2011, CUBRC awarded us an initial 55-month, no-fee subaward which was extended and expired on May 31, 2017 under which we received funding of up to approximately $0.9 million, reflecting the portion of the NIAID Grant funding that was paid to us for our activities.

Although the BARDA Contract and our subcontract with CUBRC under the BARDA Contract have terms which currently expire on May 10, 2018, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is up to $41.6 million from the initial contract date through May 10, 2018, of which $33.7 million had been received through June 30, 2017.

Similarly, although the NIAID Contract and our subcontract with CUBRC under the NIAID Contract have terms which currently expire on December 31, 2018, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond December 31, 2018. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID Contract is for up to $15.1 million, from the initial contract date through December 31, 2018, of which $11.5 million had been received through June 30, 2017.

In March 2017, CARB-X, an international public-private partnership focused on advancing new antimicrobial products to address the threat of antibiotic resistance, selected us to receive up to $4.0 million in research funding over 18 months for TP-6076. In connection with this funding, the Company entered into a cost reimbursement Sub-Award Agreement with the Trustees of Boston University, the administrator of the program. The Company began recognizing revenue from the Sub-Award Agreement in April 2017. Of the $4.0 million in committed funding none had been received through June 30, 2017. Although the Sub-Award Agreement has a term which currently expires on December 31, 2018, the project can be terminated for convenience at any time.

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

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and laboratory supplies, to each program based on the personnel resources allocated to such program. Expenses related to facilities, consulting, travel, conferences, stock-based compensation and depreciation are not allocated to a program and are separately classified as other research and development expenses. The following table summarizes our research and development expenses on a program-specific basis for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Eravacycline	$22,361	$6,970	$42,792	$12,860
TP-6076	920	1,967	1,650	3,121
BARDA Contract	925	653	1,344	1,321
CARB-X Award	398	-	398	-
NIAID Contract and NIAID Grant	58	197	959	1,202
Other development programs	706	489	981	1,100
Other research and development	3,145	3,470	6,336	7,665
Total research and development expenses	$28,513	$13,746	$54,460	$27,269

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

As of June 30, 2017, we had incurred an aggregate of $223.6 million in research and development expenses related to the development of eravacycline, and $32.4 million in research and development expenses related to the development of eravacycline that were funded under the BARDA Contract. We expect that our research and development expenses will increase in 2017 compared to 2016 as we conduct IGNITE3 and complete IGNITE4, incur nonclinical, regulatory and drug manufacturing costs in support of NDA-related activities, pursue development of eravacycline for additional indications, advance our other product candidates and satisfy our obligations under our license agreement with Harvard.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

The following table summarizes the results of our operations for the three months ended June 30, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	June 30,		Increase/
	2017	2016	(decrease)%
	(in thousands)
Revenues	$1,586	$1,243	$343	28%
Operating expenses:
Research and development	28,513	13,746	14,767	107%
General and administrative	5,065	4,759	306	6%
Total operating expenses	33,578	18,505	15,073	81%
Loss from operations	(31,992)	(17,262)	(14,730)	85%
Other income	181	94	87	93%
Net loss	$(31,811)	$(17,168)	$(14,643)	85%

Revenue from U.S. Government Contracts and Grants

The following table sets forth our contract and grant revenue for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,		Increase/
	2017	2016	(decrease)%
	(in thousands)
Revenues
BARDA Contract	$988	$483	$505	105%
NIAID Contract	178	718	(540)	(75)%
CARB-X Award	417	—	417	n/a
NIAID Grant	3	42	(39)	(93)%
	$1,586	$1,243	$343	28%

Contract and grant revenue was $1.6 million for the three months ended June 30, 2017 compared to $1.2 million for the three months ended June 30, 2016, an increase of $0.3 million, or 28%. This increase was due to the scope and timing of activities conducted under our subcontract with respect to the BARDA Contract and the start of activities under the CARB-X Award, offset in part by a decrease in clinical development activities with respect to TP-271 under our subcontract with respect to the NIAID Contract.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2017 were $28.5 million compared to $13.7 million for the three months ended June 30, 2016, an increase of $14.8 million, or 107%. This increase was primarily due to costs associated with conducting IGNITE3 and IGNITE4 during the three months ended June 30, 2017.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2017 were $5.1 million compared to $4.8 million for the three months ended June 30, 2016, an increase of $0.3 million, or 6%. This increase was primarily due to an increase in legal and patent costs offset in part by a decrease in stock-based compensation expense.

Other Income

The increase in other income was driven by implementation of a new cash sweep account and improved overall yields on our money market funds for the three months ended June 30, 2017 as compared to the same period in 2016.

Comparison of the Six Months Ended June 30, 2017 and 2016

The following table summarizes the results of our operations for the six months ended June 30, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	Six Months Ended
	June 30,		Increase/
	2017	2016	(decrease)%
	(in thousands)
Revenues	$3,071	$3,205	$(134)	(4)%
Operating expenses:
Research and development	54,460	27,269	27,191	100%
General and administrative	10,198	10,012	186	2%
Total operating expenses	64,658	37,281	27,377	73%
Loss from operations	(61,587)	(34,076)	(27,511)	81%
Other income	318	167	151	90%
Net loss	$(61,269)	$(33,909)	$(27,360)	81%

Revenue from U.S. Government Contracts and Grants

The following table sets forth our contract and grant revenue for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,		Increase/
	2017	2016	(decrease)%
	(in thousands)
Revenues
BARDA Contract	$1,452	$1,574	$(122)	(8)%
NIAID Contract	1,193	1,568	(375)	(24)%
CARB-X Award	417	—	417	n/a
NIAID Grant	9	63	(54)	(86)%
	$3,071	$3,205	$(134)	(4)%

Contract and grant revenue was $3.1 million for the six months ended June 30, 2017 compared to $3.2 million for the six months ended June 30, 2016, a decrease of $0.1 million, or 4%. This decrease was primarily due to the scope and timing of activities conducted under our subcontracts with respect to the BARDA and NIAID offset by an increase in activities related to our award with CARB-X during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2017 were $54.5 million compared to $27.3 million for the six months ended June 30, 2016, an increase of $27.2 million, or 100%. This increase was primarily due to costs associated with conducting IGNITE3 and IGNITE4 during the six months ended June 30, 2017.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2017 were $10.2 million compared to $10.0 million for the six months ended June 30, 2016, an increase of $0.2 million, or 2%. This increase was primarily due to an increase in legal and patent costs offset in part by a decrease in stock-based compensation expense.

Other Income

The increase in other income was driven by implementation of a new cash sweep account and improved overall yields on our money market funds for the six months ended June 30, 2017 as compared to the same period in 2016.

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

As of June 30, 2017, we had cash and cash equivalents of approximately $118.2 million. We invest cash in excess of immediate requirements in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of June 30, 2017, our funds were held in cash and money market funds.

On January 17, 2017, we entered into a Controlled Equity Offering Sales Agreement, or sales agreement, with Cantor Fitzgerald & Co., as sales agent, or Cantor. On July 7, 2017, we entered into an amendment to the sales agreement, or the amended sales agreement. In accordance with the terms of the sale agreement, we may offer and sell through Cantor, from time to time, shares of our common stock up to an aggregate offering price of $80,000,000 through an “at-the-market” offering program. As of June 30, 2017, we had sold 2,894,156 shares under the Agreement at an average price of $7.81 per share and we had received aggregate cash proceeds of $21.7 million, after deducting the sales commissions and offering expenses.

As of August 1, 2017, an additional 1,041,294 shares were sold under the original and amended Sales Agreements subsequent to June 30, 2017, for aggregate gross proceeds of $8.0 million and net proceeds of $7.8 million after deducting sales commissions and offering expenses, which will be recognized during the third quarter of 2017.

On August 2, 2017, we sold 10,000,000 shares of common stock in an underwritten public offering at an offering price to the public of $6.50 per share, resulting in net proceeds to the Company of $60.9 million after deducting underwriting discounts and commissions of $3.9 million and offering costs of $0.2 million. In connection with the offering, we granted the underwriters an option to purchase 1,500,000 additional shares on the same terms and conditions as the offering.

The following table summarizes our sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended
	June 30,
	2017	2016
Cash Flows from Operations:
Net cash used in operating activities	$(45,193)	$(27,542)
Net cash used in investing activities	(676)	(175)
Net cash provided by financing activities	21,997	116
Net (decrease) increase in cash and cash equivalents	$(23,872)	$(27,601)

Cash Flows from Operating Activities. The $17.7 million increase in cash used in operating activities for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, was primarily due to increased spending on IGNITE 3 and IGNITE 4 clinical trials offset in part by changes in working capital.

Cash Flows from Investing Activities. The $0.5 million increase in cash used in investing activities for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, was due to purchases of property and equipment to facilitate our increased research and development activities.

Cash Flows from Financing Activities. The $21.9 million increase in cash provided by financing activities for the six months ended June 30, 2017, compared to the six months ended June 30, 2016 was primarily due to sales of common stock under our amended sales agreement with Cantor Fitzgerald.

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

The Company believes that its existing cash and cash equivalents, together with net proceeds from its underwritten public offering, will enable it to fund its operating expenses and capital expenditure requirements into at least early 2019, which we believe will allow us to obtain top-line date from IGNITE3 and submit the NDA and MAA for IV eravacycline for the treatment of cIAI, to submit an sNDA to the FDA for the treatment of cUTI if warranted, and to perform pre-commercialization activities and commercially launch eravacycline for the treatment of cIAI if approved. We may never be profitable even if we are successful in launching eravacycline for one or more indications. Until such time as we become profitable, if ever, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing and costs of our clinical development program for eravacycline;
•	manufacturing costs related to regulatory filings and anticipated commercial launch;
•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our other product candidates and potential product candidates;
•	the amount of funding that we receive under our subcontracts under the BARDA and NIAID Contracts, and the activities funded under the BARDA Contract, the NIAID Contract and our agreement with CARB-X;

•	the number and characteristics of product candidates that we pursue;
•	the outcome, timing and costs of seeking regulatory approvals;
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

Contractual Obligations

During the six months ended June 30, 2017, there were no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our annual report, filed on form 10-K with the SEC on March 13, 2017 for the year ended December 31, 2016.

Recent Accounting Pronouncements

Refer to Note 2, Summary of Significant Accounting Policies, in the accompanying notes to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the six months ended June 30, 2017. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of our annual report.

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

Our management, with the participation of our Chief Executive Officer and Senior Vice President of Finance (Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this quarterly report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

part ii – other information

Item 1. Legal Proceedings

In January 2016 and March 2016, two securities class action lawsuits were filed against us, our chief executive officer, our former chief operating officer and our former chief financial officer, in the United States District Court for the District of Massachusetts. In May 2016, the court consolidated the two lawsuits and appointed lead plaintiffs and lead counsel. The lead plaintiffs filed a consolidated amended complaint in July 2016 and filed a second consolidated amended complaint in August 2016. The second amended complaint is brought on behalf of an alleged class of those who purchased our common stock between March 5, 2015 and September 8, 2015, and alleges claims arising under Sections 10 and 20 of the Exchange Act of 1934, as amended. The complaint generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning IGNITE2. The complaint seeks, among other relief, unspecified compensatory damages, attorneys’ fees, and costs. In October 2016, we filed a motion to dismiss the second amended complaint in its entirety, which plaintiffs have opposed. Our motion to dismiss was granted by the United States District Court for the District of Massachusetts in May 2017. In July 2017 plaintiffs appealed this decision to the United States Court of Appeals for the First Circuit. We believe we have valid defenses against these claims, and will engage in a vigorous defense of such litigation.

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

We have incurred annual net operating losses in every year since our inception. Our net loss was $61.3 million for the six months ended June 30, 2017, $77.5 for the year ended December 31, 2016 and $83.2 million for the year ended December 31, 2015. As of June 30, 2017, we had an accumulated deficit of $408.4 million. We have not generated any product revenues and have financed our operations primarily through the public offering and private placements of our equity securities, debt financings and revenue from U.S. government grants and contract awards. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development.

We expect to continue to incur significant expenses and operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect that our expenses will increase in 2017 compared to 2016 as we completed our IGNITE4 trial and continue to conduct our IGNITE3 trial, conduct pre-commercialization activities for eravacycline, seek marketing approval for eravacycline, conduct additional manufacturing process activities related to eravacycline, manufacture drug product for our clinical trials, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University, or Harvard. If we obtain marketing approval of eravacycline or any other product candidate, we also expect to incur significant sales, marketing, and distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Our expenses also will increase if and as we:

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize, eravacycline, which will require us to be successful in a range of challenging activities, including:

•	conducting and successfully completing IGNITE3;
•	applying for and obtaining marketing approval for eravacycline;
•	protecting and maintaining our rights to our intellectual property portfolio related to eravacycline;
•	contracting for the manufacture of commercial quantities of eravacycline; and
•	establishing sales, marketing and distribution capabilities to effectively market and sell eravacycline.

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

We believe that our existing cash and cash equivalents, together with net proceeds from our underwritten public offering, will enable us to fund our operating expenses and capital expenditure requirements into at least early 2019, which we believe will allow us to obtain top-line data from IGNITE3 and to submit an NDA and MAA for IV eravacycline for the treatment of cIAI, to submit an sNDA to the FDA for the treatment of cUTI if warranted, and to perform pre-commercialization activities and commercially launch eravacycline for the treatment of cIAI if approved. It is also possible that we will not achieve the progress that we expect with respect to eravacycline because the actual costs and timing of clinical development activities are difficult to predict and are subject to substantial risks and delays. As a result, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

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

Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the timing, design and costs of IGNITE3;
•	the timing and costs of our ongoing clinical trials for our other product candidates;
•	the timing and costs of manufacturing activities related to regulatory filings and anticipated commercial launch;
•

the amount of funding that we receive under our subcontracts awarded to us by our collaborator CUBRC, Inc., or CUBRC, under its government contracts with the Biomedical Advanced Research and Development Authority, or BARDA, and with the National Institutes of Health’s, or NIH’s, National Institute of Allergy and Infectious Diseases, or NIAID, and under our subaward from CUBRC under its grant from NIAID, and our award from CARB-X, and the activities funded under these contracts;

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

Currently, our only external source of funds is funding under subcontracts awarded to us by CUBRC pursuant to government contracts from BARDA and NIAID, and an award from CARB-X. Although the BARDA contract and our subcontract with CUBRC under the BARDA contract have terms which currently expire on May 10, 2018, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is for up to $41.6 million from the initial contract date through May 10, 2018, of which $33.7 million had been received through June 30, 2017.

Similarly, although the NIAID contract and our subcontract with CUBRC under the NIAID contract have terms which currently expire on December 31, 2018, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond December 31, 2018. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID contract is for up to $15.1 million, of which $11.5 million had been received through June 30, 2017. In addition, the NIAID Grant and our subaward from CUBRC expired on May 31, 2017. Committed funding from CUBRC under our subaward with respect to the NIAID Grant was $0.9 million from the initial grant date through May 31, 2017, of which $0.9 million had been received through June 30, 2017.

Similarly, although the CARB-X Award has a term which currently expires on December 31, 2018, CARB-X is entitled to terminate the project for convenience at any time. Committed funding from the CARB-X Award is for up to $4.0 million from the initial award date through December 31, 2018, of which none had been received through June 30, 2017.

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

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources in the development of eravacycline for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections. In July 2017, we announced positive top-line data from IGNITE4. We plan to use the results from IGNITE1 and IGNITE4 to support submission of an NDA for IV eravacycline for the treatment of cIAI. We are also conducting our IGNITE3 phase 3 clinical trial evaluating the safety and efficacy of eravacycline with IV administration for the treatment of cUTI. If IGNITE3 is successful, we plan to use the results from IGNITE3 to support submission of an sNDA for IV eravacycline for the treatment of cUTI, assuming approval first of IV eravacycline for the treatment of cIAI.

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

Our prospects are substantially dependent on our ability to develop, obtain marketing approval for and successfully commercialize eravacycline. The success of eravacycline will depend on several factors, including the following:

•	successful outcome of discussions with regulatory agencies regarding our planned marketing applications;
•	successful completion and favorable results of IGNITE3, and any additional clinical trials involving eravacycline that we may conduct;
•	timely filing for and receipt of marketing approvals from applicable regulatory authorities;
•	establishment of arrangements with third-party manufacturers to obtain manufacturing supply;

•	obtainment and maintenance of patent and trade secret protection and regulatory exclusivity;
•	protection of our rights in our intellectual property portfolio;
•	successful manufacturing of commercial scale batches of eravacycline;
•	commercial launch of eravacycline, if and when approved, whether alone or in collaboration with others;
•	acceptance of eravacycline, if and when approved, by patients, the medical community and third-party payors;
•	competition with other therapies; and
•	a continued acceptable safety profile of eravacycline following approval.

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

The clinical development of eravacycline and other product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to achieve efficacy in a trial or across a broad population of patients, the occurrence of severe adverse events, failure to comply with protocols or applicable regulatory requirements, and determination by the FDA or any comparable foreign regulatory authority that a drug product is not approvable. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, although eravacycline achieved favorable results in the lead-in part of IGNITE2, the pivotal portion of IGNITE2 did not meet the primary endpoint of statistical non-inferiority compared to levofloxacin. In July 2017 we announced positive top line data from IGNITE4. In January 2017, we initiated IGNITE3. We expect to complete enrollment in IGNITE3 early in the fourth quarter of 2017. We may fail to achieve success in either or both of these phase 3 trials or any other future clinical trial of eravacycline or any other product candidate.

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

In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. In addition, in the case of our clinical trials, results may differ on the basis of the type of bacteria with which patients are infected. We cannot be certain that IGNITE3 or other clinical trials that we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidates.

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

There are also a number of products currently in phase 3 development by third parties to treat multidrug-resistant infections, including meropenem/vaborbactam, which is being developed by The Medicines Company as Vavomere, plazomicin, which is being developed by Achaogen, Inc., imipenem/relebactam, which is being developed by Merck & Co., Inc., and cefiderocol, which is being developed by Shionogi. Some of these companies may obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than we do, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

We will require additional funds to complete the development and potential commercialization of eravacycline and our other product candidates. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. For example, we intend to utilize a variety of types of collaboration arrangements for commercialization of eravacycline outside the United States. Our ability to enter into any such collaboration may be significantly delayed, or the terms on which we enter into collaborations may be adversely affected, due to the unfavorable results of IGNITE2 or if the results from IGNITE3 are unfavorable.

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

Our development of eravacycline for the treatment of disease caused by bacterial biothreat pathogens and certain life-threatening multidrug-resistant bacteria is currently being partially funded through a subcontract with funding from BARDA. In addition, our development of TP-271 is being funded through a subcontract from the NIH’s NIAID division. Contracts and grants funded by the U.S. government and its agencies, including our agreements funded by BARDA and NIAID, include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including, but not limited to powers of the government to:

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

Our stock price may be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, our stock traded within a range of a high price of $52.90 per share and a low price of $3.11 per share for the period beginning March 20, 2013, our first day of trading on the NASDAQ Global Select Market, through August 1, 2017. As a result of this volatility, investors may not be able to sell their common stock at or above the prices they paid for it. The market price for our common stock may be influenced by many factors, including:

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

Date: August 2, 2017	TETRAPHASE PHARMACEUTICALS, INC.

	By:	/s/ Christopher Watt
Christopher Watt
Senior Vice President, Finance

EXHIBIT INDEX

Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Form No.	Date Filed with the SEC	Exhibit Number	Filed Herewith

10.1+	Master Manufacturing Services Agreement, dated June 14, 2017, by and between the Registrant and Patheon UK Limited.					X

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+ Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.