Form 10-Q
period 2017-09-30
TETRAPHASE PHARMACEUTICALS INC
filed 2017-11-01
CIK 1373707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of October 31, 2017 there were 51,414,631 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

--TETRAPHASE PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$161,365	$142,086
Accounts receivable	3,565	1,789
Prepaid expenses and other current assets	5,493	6,582
Total current assets	170,423	150,457
Property and equipment, net	1,424	1,054
Restricted cash	199	199
Total assets	$172,046	$151,710
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,893	$2,555
Accrued expenses	12,888	7,685
Deferred revenue	782	1,255
Total current liabilities	22,563	11,495
Other long term liabilities	119	162
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 125,000 shares authorized; 51,180 and 36,942 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	51	37
Additional paid-in capital	587,721	487,148
Accumulated deficit	(438,408)	(347,132)
Total stockholders’ equity	149,364	140,053
Total liabilities and stockholders’ equity	$172,046	$151,710

See accompanying notes to condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$4,067	$850	$7,138	$4,055

Operating expenses
Research and development	28,777	17,190	83,237	44,459
General and administrative	5,600	4,858	15,797	14,870
Total operating expenses	34,377	22,048	99,034	59,329
Loss from operations	(30,310)	(21,198)	(91,896)	(55,274)
Other income (expense)
Other income (expense), net	302	88	620	255
Net loss	$(30,008)	$(21,110)	$(91,276)	$(55,019)
Net loss per share-basic and diluted	$(0.63)	$(0.58)	$(2.23)	$(1.50)
Weighted-average number of common shares used in net loss per share-basic and diluted	47,347	36,692	40,942	36,640
Comprehensive loss	$(30,008)	$(21,110)	$(91,276)	$(55,019)

See accompanying notes to condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities
Net loss	$(91,276)	$(55,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	315	208
Stock-based compensation expense	9,358	10,313
Changes in operating assets and liabilities:
Accounts receivable	(1,776)	3,406
Prepaid expenses and other assets	1,089	(2,980)
Accounts payable	6,338	764
Accrued expenses and other liabilities	5,160	(706)
Deferred revenue	(473)	168
Net cash used in operating activities	(71,265)	(43,846)
Investing activities
Purchases of property and equipment	(685)	(197)
Net cash used in investing activities	(685)	(197)
Financing activities
Proceeds from sale of common stock, net of issuance costs	90,863	—
Proceeds from issuance of stock under stock plans	366	207
Net cash provided by financing activities	91,229	207
Net increase (decrease) in cash and cash equivalents	$19,279	$(43,836)
Cash and cash equivalents at beginning of period	142,086	205,912
Cash and cash equivalents at end of period	$161,365	$162,076

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

The Company has incurred annual net operating losses in every year since its inception. As of September 30, 2017, the Company had an accumulated deficit of $438.4 million. The Company has not generated any product revenues and has financed its operations primarily through public offerings and private placements of its equity securities, debt financings and funding from the United States government.

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

The Company believes that its existing cash and cash equivalents will enable it to fund its operating expenses and capital expenditure requirements into at least early 2019, which it believes would allow it to file for and potentially obtain regulatory approvals in the United States and Europe for IV eravacycline for the treatment of complicated intra-abdominal infections (“cIAI”), obtain top-line complicated urinary tract infection (“cUTI”) data from its IGNITE3 clinical study, to submit a supplemental new drug application (“sNDA”) to the United States Food and Drug Administration (“FDA”) for the treatment of cUTI if warranted, and to perform pre-commercialization activities and commercially launch eravacycline for the treatment of cIAI if approved. The Company may never be profitable even if it is successful in launching eravacycline for one or more indications. Until such time as the Company is profitable, if ever, the Company will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2016 contained in the Company’s annual report on Form 10-K filed with the SEC on March 13, 2017 (the “2016 Form 10-K”). The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2017 and the results of operations and comprehensive loss and cash flows for the three and nine months ended September 30, 2017 and 2016. Interim operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for future interim periods or for the fiscal year ending December 31, 2017.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The FASB has subsequently issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company is currently evaluating the potential impact that these updates may have on its financial position, results of operations and cash flows, specifically the impact on its revenue recognized via its contracts with the Biomedical Advanced Research and Development Authority (“BARDA”), the National Institute of Allergy and Infectious Diseases (“NIAID”) and the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”), an international public-private partnership focused on advancing new antimicrobial products to address the threat of antibiotic resistance. The Company is currently completing contract reviews and evaluating whether these contracts are subject to Topic 606. The Company expects these contract reviews to be completed in the fourth quarter. The Company plans to use the modified retrospective method of adoption, to be effective January 1, 2018.

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

Financial instruments measured at fair value as of September 30, 2017 and December 31, 2016 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance	Level 1	Level 2	Level 3
September 30, 2017
Cash and money market funds	$161,365	$161,365	$—	$—
December 31, 2016
Cash and money market funds	$142,086	$142,086	$—	$—

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

The amounts in the table below were excluded from the calculation of net loss per share, due to their anti-dilutive effect:

	September 30,
	2017	2016
Warrants	1,103	1,103
Unvested restricted stock units	338,700	461,858
Outstanding stock options	6,116,217	4,053,850
Totals	6,456,020	4,516,811

5.  Significant Agreements and Contracts

License Agreement

In August 2006, the Company entered into a license agreement for certain intellectual property with Harvard University (“Harvard”). Under the license agreement, as of September 30, 2017, the Company has paid Harvard an aggregate of $6.1 million in upfront license fees and development milestone payments, and has issued 31,379 shares of common stock to Harvard. For each product covered by the license agreement, the Company is obligated to make certain payments totaling up to approximately $15.1 million upon achievement of certain development and regulatory milestones and to pay additional royalties on net sales of such product.

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

Although the BARDA Contract and the Company’s subcontract with CUBRC under the BARDA Contract have terms which currently expire in May 2018, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to the Company. Committed funding from CUBRC under the Company’s BARDA subcontract is for up to $41.6 million through May 10, 2018, the current contract end date, as a result of the exercise of several options by BARDA under the BARDA Contract. Total funds of $34.7 million had been received by the Company through September 30, 2017 under this contract. During the three months ended September 30, 2017 and 2016, the Company recognized revenue of $2.1 million and $0.6 million, respectively, from the Company’s subcontract under the BARDA Contract. During the nine months ended September 30, 2017 and 2016, the Company recognized revenue of $3.6 million and $2.2 million, respectively, from the Company’s subcontract under the BARDA Contract.

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

Although the NIAID Contract and the Company’s subcontract with CUBRC under the NIAID Contract have terms which currently expire on December 31, 2018, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond the respective expiration dates. To the extent that NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to the Company. As of September 30, 2017, committed funding from CUBRC under the Company’s subcontract with respect to the NIAID Contract is $15.1 million, of which $12.9 million had been received through September 30, 2017. In addition, the NIAID Grant and the Company’s subaward from CUBRC expired on May 31, 2017. Through September 30, 2017, the Company received all committed funding of $0.9 million from CUBRC under the Company’s subaward with respect to the NIAID Grant.

During the three months ended September 30, 2017 and 2016, the Company recognized revenue of $1.5 million and $0.2 million, respectively, from the Company’s subcontract under the NIAID Contract. During the three months ended September 30, 2017, the Company recognized no revenue from its subaward under the NIAID Grant compared to revenue of  $27,000, for the three months ended September 30, 2016. During the nine months ended September 30, 2017 and 2016, the Company recognized revenue of $2.7 million and $1.8 million, respectively, from the Company’s subcontract under the NIAID Contract. During the nine months ended September 30, 2017 and 2016, the Company recognized revenue of $9,000 and $90,000, respectively, from the Company’s subaward under the NIAID Grant.

CARB-X Award for TP-6076

In March 2017, CARB-X selected the Company to receive up to $4.0 million in research funding over eighteen months for TP-6076. In connection with this funding, the Company entered into a cost reimbursement Sub-Award Agreement (the “Sub-Award Agreement”) with the Trustees of Boston University, the administrator of the program. The Company began recognizing revenue from the Sub-Award Agreement in April 2017. During the three months ended September 30, 2017, the Company recognized revenue of $0.4 million under this Sub-Award Agreement. During the nine months ended September 30, 2017, the Company recognized revenue of $0.9 million under this Sub-Award Agreement. This Sub-Award Agreement will fund certain activities through the end of 2018. This Sub-Award Agreement can be terminated for convenience at any time, subject to 30 days prior written notice.

6.  Accrued Expenses

Accrued expenses at September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Clinical trial related	$4,793	$1,129
Salaries and benefits	2,896	2,498
Drug supply and development	2,767	2,698
Professional fees	1,350	965
Preclinical	654	163
Other	428	232
Total	$12,888	$7,685

7.  Stock-Based Compensation

In January 2017, the number of shares available for issuance under the Tetraphase Pharmaceuticals, Inc. Stock Incentive Plan 2013 Stock Incentive Plan, as amended (“2013 Plan”) was increased by approximately 1.5 million shares as a result of the automatic increase provision of the 2013 Plan. As of September 30, 2017, the total number of shares of common stock available for issuance under the 2013 Plan was approximately 0.5 million.

Stock-Based Compensation Expense

During the three and nine months ended September 30, 2017 and 2016, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Research and development	$1,545	$1,744	$4,719	$5,224
General and administrative	1,577	1,584	4,639	5,089
Total	$3,122	$3,328	$9,358	$10,313

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock options	$2,880	$2,742	$8,695	$8,629
Restricted stock units	211	560	579	1,551
Employee stock purchase plan	31	26	84	133
Total	$3,122	$3,328	$9,358	$10,313

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2017:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2016	4,066,411	$18.42
Granted	2,278,750	$4.31
Exercised	(66,076)	$3.21
Forfeited	(162,868)	$14.94
Outstanding at September 30, 2017	6,116,217	$13.42
Exercisable at September 30, 2017	2,884,503	$16.59

As of September 30, 2017, there was $19.2 million of total unrecognized stock-based compensation cost related to employee unvested stock options granted under the 2013 Plan. The Company expects to recognize that cost over a remaining weighted-average period of 2.5 years.

Restricted Stock Units

In January 2016, the Company granted additional restricted stock units to employees. These restricted stock units vest in annual increments over three years, subject to continued employment with the Company and had a grant date fair value of $8.47 per share, which was the closing price of the Company’s common stock on the date of grant.

In January 2017, the Company issued 175,000 restricted stock units with service and performance conditions to certain employees, none of which vested during the nine months ended September 30, 2017. Vesting of these awards is contingent on the occurrence of certain milestone events and fulfillment of any remaining service condition. As a result, the related compensation cost is recognized as an expense when achievement of the milestone is considered probable over the remaining requisite service period.

The following table summarizes the restricted stock activity for the nine months ended September 30, 2017:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2016	254,378	$8.47
Granted	175,000	$3.83
Forfeited	(5,906)	$8.47
Vested/Released	(84,772)	$8.47
Unvested at September 30, 2017	338,700	$6.07

As of September 30, 2017, there was $1.5 million of total unrecognized stock-based compensation expense related to restricted stock units granted under the 2013 Plan. The expense is expected to be recognized over a weighted-average period of 1.8 years.

Employee stock purchase plan

Under the Company’s 2014 Employee Stock Purchase Plan (“2014 ESPP”), an aggregate of 300,000 shares of common stock have been reserved for issuance pursuant to purchase rights granted to the Company’s employees. As of September 30, 2017, 171,697 shares remained available for issuance. During the nine months ended September 30, 2017 and 2016, 44,785 shares and 21,178 shares of common stock were issued under the 2014 ESPP, respectively.

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

As of September 30, 2017, the Company had sold an aggregate of 3,935,450 shares of common stock under the Sales Agreement, at an average selling price of approximately $7.78 per share for aggregate gross proceeds of $30.6 million and net proceeds of $29.5 million after deducting the sales commissions and offering expenses. An additional 222,423 shares had been sold under the Amended Sales Agreements subsequent to September 30, 2017, for net proceeds of $1.7 million after deducting sales commissions.  As of October 31, 2017, $47.6 million of common stock remained available to be sold under the amended Sales Agreement, subject to certain conditions specified therein.

On August 2, 2017, the Company sold 10,000,000 shares of common stock in an underwritten public offering at an offering price to the public of $6.50 per share, resulting in net proceeds to the Company of $60.7 million after deducting underwriting discounts and commissions of $3.9 million and offering costs of $0.4 million. In connection with the offering, the Company granted the underwriters an option to purchase up to an additional 1,500,000 shares on the same terms and conditions as the offering, pursuant to which the underwriters exercised an option to purchase 107,000 additional shares on August 25, 2017, resulting in additional net proceeds to the Company of approximately $0.7 million after deducting underwriting discounts and commissions.

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

We designed IGNITE4 as a non-inferiority study. Under FDA guidance, the primary endpoint of the trial was clinical response at the TOC visit in the microbiological intent-to-treat, or micro-ITT, population, which consisted of randomized patients in the trial who had baseline bacterial pathogens that cause cIAI and against which eravacycline has antibacterial activity. Under EMA guidance, the primary endpoint of the trial was clinical response at the TOC visit in the modified intent-to-treat, or MITT, population, which consisted of patients in the trial who received at least one dose of study drug, and in the clinically evaluable, or CE, patient population, which consisted of patients in the trial who met key inclusion/exclusion criteria and followed other important components of the trial. Secondary endpoints included clinical response at the end-of-treatment, TOC and follow-up visits in the intent-to-treat population, the CE population, the micro-ITT population and the microbiologically evaluable, or ME, population. The ME population consisted of all micro-ITT patients who met key inclusion/exclusion criteria and followed other important components of the trial. In the trial, we also studied microbiologic response at the end-of-treatment and TOC visits in the micro-ITT and ME populations, the safety and tolerability of eravacycline in the safety population and pharmacokinetic parameters after eravacycline administration.

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

Consistent with draft guidance issued by the FDA with respect to the development of antibiotics for cIAI and our discussions with the FDA, we believe that the positive results observed in both IGNITE1 and IGNITE4 are sufficient to support submission of a new drug application, or NDA, for eravacycline for the treatment of cIAI with the FDA. We anticipate submitting an NDA by the end of the first quarter of 2018. In the third quarter of 2017 we submitted a marketing authorization application, or MAA, to the EMA for IV eravacycline for the treatment of cIAI primarily based upon the results of IGNITE1.

We are also developing eravacycline for the treatment of complicated urinary tract infections, or cUTI. In January 2017, we initiated IGNITE3, a randomized, multi-center, double-blind, phase 3 clinical trial evaluating the efficacy and safety of once-daily IV eravacycline (1.5mg/kg every 24 hours) compared to ertapenem (1g every 24 hours), the control therapy in this trial, for the treatment of cUTI. IGNITE3 enrolled 1,205 adult patients, who were randomized 1:1 to receive eravacycline or ertapenem for a minimum of five days, and are then eligible to switch to an oral antibiotic. The co-primary endpoints of responder rate (a combination of clinical cure rate and microbiological success) in the micro-ITT population at the end-of-IV treatment visit and at the TOC visit (Day 14-17 after randomization) will be evaluated using a 10% non-inferiority margin. We completed enrollment in IGNITE3 in September 2017 and expect to report top-line data from this trial in the first quarter of 2018. If IGNITE3 is successful, we plan to use the results from IGNITE3 to support submission of a supplemental new drug application, or sNDA, for IV eravacycline for the treatment of cUTI, assuming approval first of IV eravacycline for the treatment of cIAI.

In parallel with the clinical trials using IV eravacycline, we are continuing our development program for an oral formulation of eravacycline. In October 2017, we presented data from the first study of a recently completed phase 1 program designed to optimize drug exposure of oral eravacycline in an IV-to-oral dosing regimen. These results, along with data from subsequent trials in this phase 1 program, have allowed for the identification of an optimized IV-to-oral dosing regimen using the current oral formulation which we plan to advance into a phase 2 clinical trial in patients with cUTI. We expect to initiate this clinical trial in the first half of 2018.

The FDA has granted Qualified Infectious Disease Product (QIDP) and Fast Track designations for IV and oral eravacycline for cIAI and cUTI.

In June 2017, we announced positive results from a phase 1 single-ascending dose clinical trial of the IV formulation of TP-271, a fully-synthetic fluorocycline being developed for respiratory disease caused by bacterial biothreat pathogens, in healthy volunteers. In the study, TP-271 was well tolerated at single doses that resulted in high plasma exposures. There were no clinically significant changes in lab values, ECG parameters, or physical exam findings. There were no serious or severe adverse events, or discontinuations due to an adverse event during the study. We are conducting a multiple-ascending dose trial for the IV formulation of TP-271. We also plan to initiate a multiple-ascending dose phase 1 study for the oral formulation of TP-271 in early 2018. In February 2017, we received Qualified Infectious Disease Product and Fast Track designations from the FDA.

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

We commenced business operations in July 2006. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary chemistry technology, identifying potential product candidates and undertaking preclinical studies and clinical trials of our product candidates. To date, we have not generated any product revenue and have primarily financed our operations through public offerings and private placements of our equity securities, debt financings and funding from the United States government. As of September 30, 2017, we had received an aggregate of $551.4 million in net proceeds from the issuance of equity securities and borrowings under debt facilities and an aggregate of $48.6 million from government grants and contracts. As of September 30, 2017, our principal source of liquidity was cash and cash equivalents, which totaled $161.4 million.

As of September 30, 2017, we had an accumulated deficit of $438.4 million. Our net losses were $30.0 million and $21.1 million for the three months ended September 30, 2017 and 2016, respectively. Our net losses were $91.3 million and $55.0 million for the nine months ended September 30, 2017 and 2016, respectively. We expect that our expenses will increase as we continue development of eravacycline, seek marketing approval for eravacycline, conduct pre-commercialization activities for eravacycline, pursue development of eravacycline for additional indications, manufacture drug product for our clinical and pre-clinical trials, conduct our phase 1 clinical trial of TP-271 in healthy volunteers, and our phase 1 clinical trial of TP-6076 in healthy volunteers and satisfy our obligations under our license agreement with Harvard University, or Harvard. If we obtain marketing approval of eravacycline, we also expect to incur significant sales, marketing, distribution and manufacturing expenses. Furthermore, we expect to incur ongoing research and development expenses relating to our product candidates other than eravacycline and that our general and administrative costs will increase as we grow and continue to operate as a public company, and comply with increased disclosure requirements since we are no longer an emerging growth company.

On August 2, 2017, the we sold 10,000,000 shares of common stock in an underwritten public offering at an offering price to the public of $6.50 per share, resulting in net proceeds of $60.7 million after deducting underwriting discounts and commissions of $3.9 million and offering costs of $0.4 million. In connection with the offering, we granted the underwriters an option to purchase up to an additional 1,500,000 shares on the same terms and conditions as the offering, pursuant to which the underwriters exercised an option to purchase 107,000 additional shares on August 25, 2017 resulting in additional net proceeds of approximately $0.7 million after deducting underwriting discounts and commissions.

We believe that our cash and cash equivalents, together with the net proceeds from our underwritten public offering, will enable us to fund our operating expenses and capital expenditure requirements at least into at least early 2019, which we believe will allow us to obtain top-line data from IGNITE3 and file for and potentially obtain regulatory approvals in the United States and Europe for IV eravacycline for the treatment of cIAI, to submit an sNDA to the FDA for the treatment of cUTI if warranted, and to perform pre-commercialization activities and commercially launch eravacycline for the treatment of cIAI if approved. It is also possible that we will not achieve the progress that we expect with respect to eravacycline because the actual costs and timing of clinical development and regulatory activities are difficult to predict and are subject to substantial risks and delays. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Moreover, we will need to generate significant revenue to achieve profitability, and we may never do so.

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

Although the BARDA Contract and our subcontract with CUBRC under the BARDA Contract have terms which currently expire on May 10, 2018, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is up to $41.6 million from the initial contract date through May 10, 2018, of which $34.7 million had been received through September 30, 2017.

Similarly, although the NIAID Contract and our subcontract with CUBRC under the NIAID Contract have terms which currently expire on December 31, 2018, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond December 31, 2018. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID Contract is for up to $15.1 million, from the initial contract date through December 31, 2018, of which $12.9 million had been received through September 30, 2017.

In March 2017, the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, or CARB-X, an international public-private partnership focused on advancing new antimicrobial products to address the threat of antibiotic resistance, selected us to receive up to $4.0 million in research funding over 18 months for TP-6076. In connection with this funding, we entered into a cost reimbursement Sub-Award Agreement with the Trustees of Boston University, the administrator of the program. We began recognizing revenue from the Sub-Award Agreement in April 2017. Of the $4.0 million in committed funding none had been received through September 30, 2017. Although the Sub-Award Agreement has a term which currently expires on December 31, 2018, the project can be terminated for convenience at any time.

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

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and laboratory supplies, to each program based on the personnel resources allocated to such program. Expenses related to facilities, consulting, travel, conferences, stock-based compensation and depreciation are not allocated to a program and are separately classified as other research and development expenses. The following table summarizes our research and development expenses on a program-specific basis for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Eravacycline	$21,179	$10,768	$63,971	$23,628
BARDA Contract	2,076	583	3,420	1,785
NIAID Contract and NIAID Grant	1,394	195	2,353	1,516
CARB-X Award	434	-	832	-
TP-6076	266	1,665	1,915	4,786
Other development programs	291	582	1,272	1,682
Other research and development	3,137	3,397	9,474	11,062
Total research and development expenses	$28,777	$17,190	$83,237	$44,459

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

As of September 30, 2017, we had incurred an aggregate of $244.8 million in research and development expenses related to the development of eravacycline, and $34.5 million in research and development expenses related to the development of eravacycline that were funded under the BARDA Contract. We expect that our research and development expenses will continue to increase in 2017 compared to 2016 as we complete IGNITE3 and IGNITE4, incur nonclinical, regulatory and drug manufacturing costs in support of NDA-related activities, pursue development of eravacycline for additional indications, advance our other product candidates and satisfy our obligations under our license agreement with Harvard.

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

We have licensed our proprietary chemistry technology from Harvard on an exclusive worldwide basis under a license agreement that we entered into in August 2006. Under our license agreement, we have paid Harvard an aggregate of $6.1 million in upfront license fees and development milestone payments. We have also issued 31,379 shares of our common stock to Harvard under the license agreement. In addition, we have agreed to make payments to Harvard upon the achievement of specified future development and regulatory milestones totaling up to $15.1 million for each licensed product candidate ($4.8 million of which has already been paid with respect to eravacycline), and to pay tiered royalties in the single digits based on annual worldwide net sales, if any, of licensed products, our affiliates and our sublicensees. We are also obligated to pay Harvard a specified share of non-royalty sublicensing revenues that we receive from sublicensees for the grant of sublicenses under the license and to reimburse Harvard for specified patent prosecution and maintenance costs. The next milestone payment due under the license agreement with respect to eravacycline would be a $3.0 million payment upon acceptance of an NDA filing to the FDA.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

The following table summarizes the results of our operations for the three months ended September 30, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	September 30,		Increase/
	2017	2016	(decrease)%
	(in thousands)
Revenues	$4,067	$850	$3,217	378%
Operating expenses:
Research and development	28,777	17,190	11,587	67%
General and administrative	5,600	4,858	742	15%
Total operating expenses	34,377	22,048	12,329	56%
Loss from operations	(30,310)	(21,198)	(9,112)	43%
Other income	302	88	214	243%
Net loss	$(30,008)	$(21,110)	$(8,898)	42%

Revenue from U.S. Government Contracts and Grants

The following table sets forth our contract and grant revenue for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,		Increase/
	2017	2016	(decrease)%
	(in thousands)
Revenues
BARDA Contract	$2,141	$632	$1,509	239%
NIAID Contract	1,485	191	1,294	677%
CARB-X Award	441	—	441	n/a
NIAID Grant	—	27	(27)	(100)%
	$4,067	$850	$3,217	378%

Contract and grant revenue was $4.1 million for the three months ended September 30, 2017 compared to $0.9 million for the three months ended September 30, 2016, an increase of $3.2 million, or 378%. This increase was due to the scope and timing of activities conducted under our subcontract with respect to the BARDA and NIAID Contracts and the start of activities under the CARB-X Award.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2017 were $28.8 million compared to $17.2 million for the three months ended September 30, 2016, an increase of $11.6 million, or 67%. This increase was primarily due to costs associated with conducting our IGNITE3 phase 3 clinical trial during the three months ended September 30, 2017.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2017 were $5.6 million compared to $4.9 million for the three months ended September 30, 2016, an increase of $0.7 million, or 15%. This increase was primarily due to an increase in legal and patent costs and an increase in headcount related costs.

Other Income

The increase in other income was driven by implementation of a new cash sweep account and improved overall yields on our money market funds for the three months ended September 30, 2017 as compared to the same period in 2016.

Comparison of the Nine Months Ended September 30, 2017 and 2016

The following table summarizes the results of our operations for the nine months ended September 30, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended
	September 30,		Increase/
	2017	2016	(decrease)%
	(in thousands)
Revenues	$7,138	$4,055	$3,083	76%
Operating expenses:
Research and development	83,237	44,459	38,778	87%
General and administrative	15,797	14,870	927	6%
Total operating expenses	99,034	59,329	39,705	67%
Loss from operations	(91,896)	(55,274)	(36,622)	66%
Other income	620	255	365	143%
Net loss	$(91,276)	$(55,019)	$(36,257)	66%

Revenue from U.S. Government Contracts and Grants

The following table sets forth our contract and grant revenue for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,		Increase/
	2017	2016	(decrease)%
	(in thousands)
Revenues
BARDA Contract	$3,593	$2,206	$1,387	63%
NIAID Contract	2,678	1,759	919	52%
CARB-X Award	858	—	858	n/a
NIAID Grant	9	90	(81)	(90)%
	$7,138	$4,055	$3,083	76%

Contract and grant revenue was $7.1 million for the nine months ended September 30, 2017 compared to $4.1 million for the nine months ended September 30, 2016, an increase of $3.0 million, or 76%. This increase was primarily due to the scope and timing of activities conducted under our subcontracts with respect to the BARDA and NIAID Contracts and by an increase in activities related to our award with CARB-X during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2017 were $83.2 million compared to $44.5 million for the nine months ended September 30, 2016, an increase of $38.7 million, or 87%. This increase was primarily due to costs associated with conducting our IGNITE3 and IGNITE4 phase 3 clinical trials during the nine months ended September 30, 2017.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2017 were $15.8 million compared to $14.9 million for the nine months ended September 30, 2016, an increase of $0.9 million, or 6%. This increase was primarily due to an increase in legal and patent costs and an increase in headcount related costs offset in part by a decrease in stock-based compensation expense.

Other Income

The increase in other income was driven by implementation of a new cash sweep account and improved overall yields on our money market funds for the nine months ended September 30, 2017 as compared to the same period in 2016.

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

As of September 30, 2017, we had cash and cash equivalents of approximately $161.4 million. We invest cash in excess of immediate requirements in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of September 30, 2017, our funds were held in cash and money market funds.

On January 17, 2017, we entered into a Controlled Equity Offering Sales Agreement, or sales agreement, with Cantor Fitzgerald & Co., as sales agent, or Cantor. On July 7, 2017, we entered into an amendment to the sales agreement, or the amended sales agreement. In accordance with the terms of the sale agreement, we may offer and sell through Cantor, from time to time, shares of our common stock up to an aggregate offering price of $80,000,000 through an “at-the-market” offering program. As of September 30, 2017, we had sold 3,935,450 shares under the Agreement at an average price of $7.78 per share and we had received aggregate cash proceeds of $29.5 million, after deducting the sales commissions and offering expenses.

As of October 31, 2017, an additional 222,423 shares had been sold under the Amended Sales Agreements subsequent to September 30, 2017, for net proceeds of $1.7 million after deducting sales commissions.

On August 2, 2017, we sold 10,000,000 shares of common stock in an underwritten public offering at an offering price to the public of $6.50 per share, resulting in net proceeds to the Company of $60.7 million after deducting underwriting discounts and commissions of $3.9 million and offering costs of $0.4 million. In connection with the offering, we granted the underwriters an option to purchase up to an additional 1,500,000 shares on the same terms and conditions as the offering, pursuant to which the underwriters exercised an option to purchase 107,000 additional shares on August 25, 2017 resulting in additional net proceeds to the Company of approximately $0.7 million after deducting underwriting discounts and commissions.

The following table summarizes our sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Cash Flows from Operations:
Net cash used in operating activities	$(71,265)	$(43,846)
Net cash used in investing activities	(685)	(197)
Net cash provided by financing activities	91,229	207
Net (decrease) increase in cash and cash equivalents	$19,279	$(43,836)

Cash Flows from Operating Activities. The $27.4 million increase in cash used in operating activities for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was primarily due to increased spending on IGNITE 3 and IGNITE 4 clinical trials offset in part by changes in working capital.

Cash Flows from Investing Activities. The $0.5 million increase in cash used in investing activities for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was due to purchases of property and equipment to facilitate our increased research and development activities.

Cash Flows from Financing Activities. The $91.0 million increase in cash provided by financing activities for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016 was primarily due to sales of common stock under our amended sales agreement with Cantor Fitzgerald and our public offering completed in the third quarter ended 2017.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into at least early 2019, which we believe will allow us to obtain top-line date from IGNITE3 and file for and potentially obtain regulatory approvals in the United States and Europe for IV eravacycline for the treatment of cIAI, to submit an sNDA to the FDA for the treatment of cUTI if warranted, and to perform pre-commercialization activities and commercially launch eravacycline for the treatment of cIAI if approved. We may never be profitable even if we are successful in launching eravacycline for one or more indications. Until such time as we become profitable, if ever, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

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

Contractual Obligations

During the nine months ended September 30, 2017, there were no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our annual report, filed on form 10-K with the SEC on March 13, 2017 for the year ended December 31, 2016.

Recent Accounting Pronouncements

Refer to Note 2, Summary of Significant Accounting Policies, in the accompanying notes to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the nine months ended September 30, 2017. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of our annual report.

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

Our management, with the participation of our Chief Executive Officer and Senior Vice President of Finance (Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this quarterly report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Item 1A. RISK FACTORS

Our business faces many risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in this quarterly report on Form 10-Q and other filings with the SEC, press releases, communications with investors and oral statements. The risks described below may not be the only risks we face. Additional risks we do not yet know of or which we currently believe are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer and the trading price of our common stock could decline.

Risks Relating to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception, expect to incur losses for at least the next several years and may never achieve or sustain profitability.

We have incurred annual net operating losses in every year since our inception. Our net loss was $91.3 million for the nine months ended September 30, 2017, $77.5 for the year ended December 31, 2016 and $83.2 million for the year ended December 31, 2015. As of September 30, 2017, we had an accumulated deficit of $438.4 million. We have not generated any product revenues and have financed our operations primarily through the public offering and private placements of our equity securities, debt financings and revenue from U.S. government grants and contract awards. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development.

We expect to continue to incur significant expenses and operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect that our expenses will continue to increase in 2017 compared to 2016 as we completed our IGNITE4 trial and completed enrollment in our IGNITE3 trial, conduct pre-commercialization activities for eravacycline, seek marketing approval for eravacycline, conduct additional manufacturing process activities related to eravacycline, manufacture drug product for our clinical trials, advance our other product candidates and satisfy our obligations under our license agreement with Harvard University, or Harvard. If we obtain marketing approval of eravacycline or any other product candidate, we also expect to incur significant sales, marketing, and distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses. Our expenses also will increase if and as we:

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

Developing pharmaceutical products, including conducting preclinical studies, clinical trials and manufacturing activities, is a time-consuming, expensive and uncertain process that takes years to complete. We expect that our expenses will continue to increase in 2017 compared to 2016 for a number of reasons, including, but not limited to, costs associated with our IGNITE3 and IGNITE4 clinical trials, and conducting pre-commercialization activities for eravacycline. If we obtain marketing approval for eravacycline or any other product candidate that we develop, we also expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses, as well as ongoing research and development expenses.

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure potentially obtain regulatory approvals in the United States and Europe for IV eravacycline for the treatment of complicated intra-abdominal infections, or cIAI, to submit a supplemental new drug application, or sNDA, to the FDA for the treatment of complicated urinary tract infections, or cUTI, if warranted, and to perform pre-commercialization activities and commercially launch eravacycline for the treatment of cIAI if approved. It is also possible that we will not achieve the progress that we expect with respect to eravacycline because the actual costs and timing of clinical development and regulatory activities are difficult to predict and are subject to substantial risks and delays. As a result, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

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

Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the timing and costs of IGNITE3;
•	the timing and costs of our ongoing clinical trials for our other product candidates;
•	the timing and costs of manufacturing activities related to regulatory filings and anticipated commercial launch;
•

the amount of funding that we receive under our subcontracts awarded to us by our collaborator CUBRC, Inc., or CUBRC, under its government contracts with the Biomedical Advanced Research and Development Authority, or BARDA, and with the National Institutes of Health’s, or NIH’s, National Institute of Allergy and Infectious Diseases, or NIAID, and under our subaward from CUBRC under its grant from NIAID, and our award from the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, or CARB-X, and the activities funded under these contracts;

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

Currently, our only external source of funds is funding under subcontracts awarded to us by CUBRC pursuant to government contracts from BARDA and NIAID, and an award from CARB-X. Although the BARDA contract and our subcontract with CUBRC under the BARDA contract have terms which currently expire on May 10, 2018, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is for up to $41.6 million from the initial contract date through May 10, 2018, of which $34.7 million had been received through September 30, 2017.

Similarly, although the NIAID contract and our subcontract with CUBRC under the NIAID contract have terms which currently expire on December 31, 2018, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond December 31, 2018. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID contract is for up to $15.1 million, of which $12.9 million had been received through September 30, 2017. In addition, the NIAID Grant and our subaward from CUBRC expired on May 31, 2017.

Similarly, although the CARB-X Award has a term which currently expires on December 31, 2018, CARB-X is entitled to terminate the project for convenience at any time. Committed funding from the CARB-X Award is for up to $4.0 million from the initial award date through December 31, 2018, of which none had been received through September 30, 2017.

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

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources in the development of eravacycline for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections. In July 2017, we announced positive top-line data from IGNITE4. We plan to use the results from IGNITE1 and IGNITE4 to support submission of an NDA for IV eravacycline for the treatment of cIAI during the first quarter of 2018. We have also completed enrollment in our IGNITE3 phase 3 clinical trial evaluating the safety and efficacy of eravacycline with IV administration for the treatment of cUTI and expect to report top-line data from this trial in the first quarter of 2018. If IGNITE3 is successful, we plan to use the results from IGNITE3 to support submission of an sNDA for IV eravacycline for the treatment of cUTI, assuming approval first of IV eravacycline for the treatment of cIAI.

In addition, we submitted a marketing authorization application, or MAA, to the EMA for IV eravacycline for the treatment of cIAI on the basis of the results of IGNITE1.

Our prospects are substantially dependent on our ability to develop, obtain marketing approval for and successfully commercialize eravacycline. The success of eravacycline will depend on several factors, including the following:

•	successful outcome of discussions with regulatory agencies regarding our planned marketing applications;
•	favorable results of IGNITE3, and any additional clinical trials involving eravacycline that we may conduct;
•	timely filing for and receipt of marketing approvals from applicable regulatory authorities;
•	establishment of arrangements with third-party manufacturers to obtain manufacturing supply;

•	obtainment and maintenance of patent and trade secret protection and regulatory exclusivity;
•	protection of our rights in our intellectual property portfolio;
•	successful manufacturing of commercial scale batches of eravacycline;
•	commercial launch of eravacycline, if and when approved, whether alone or in collaboration with others;
•	acceptance of eravacycline, if and when approved, by patients, the medical community and third-party payors;
•	competition with other therapies; and
•	a continued acceptable safety profile of eravacycline following approval.

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

The clinical development of eravacycline and other product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to achieve efficacy in a trial or across a broad population of patients, the occurrence of severe adverse events, failure to comply with protocols or applicable regulatory requirements, and determination by the FDA or any comparable foreign regulatory authority that a drug product is not approvable. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, although eravacycline achieved favorable results in the lead-in part of IGNITE2, the pivotal portion of IGNITE2 did not meet the primary endpoint of statistical non-inferiority compared to levofloxacin. In July 2017 we announced positive top line data from IGNITE4. In January 2017, we initiated IGNITE3 and completed enrollment in September 2017. We expect to report top-line data from this trial in the first quarter of 2018. We may fail to achieve success in IGNITE3 or any other future clinical trial of eravacycline or any other product candidate.

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

There are a variety of available therapies marketed for the treatment of resistant or even multidrug-resistant infections that we would expect would compete with eravacycline, including meropenem/vaborbactam, which is being marketed by The Medicines Company as Vabomere, ceftazidime/avibactam, which is marketed by Allergan, Inc. as Avycaz; meropenem, which is marketed by AstraZeneca as Merrem; ceftolozane/tazobactam, imipenem/cilastatin, and ertapenem which are marketed by Merck & Co., Inc. as Zerbaxa, Primaxin and Invanz, respectively; tigecycline, which is marketed by Pfizer, Inc. as Tygacil; and piperacillin/tazobactam, which is marketed by Pfizer, Inc. as Zosyn. Many of the available therapies are well established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. If eravacycline is approved, it may be priced at a significant premium over other competitive products. This may make it difficult for eravacycline to compete with these products.

There are also a number of products currently in phase 3 development by third parties to treat multidrug-resistant infections, including plazomicin, which is being developed by Achaogen, Inc., imipenem/relebactam, which is being developed by Merck & Co.,

Inc., and cefiderocol, which is being developed by Shionogi. Some of these companies may obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than we do, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

Four trademark applications for TETRAPHASE PHARMACEUTICALS, our logo, and combinations of those have been allowed in the United States, meaning that we can perfect our registrations when we have commenced use in commerce. TETRAPHASE PHARMACEUTICALS is registered in ten other jurisdictions and pending in three others. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. We have also completed registration of trademarks for the proposed tradename of eravacycline in two jurisdictions. Trademark applications for the proposed tradename of eravacycline are allowed and are pending in the submission of use claims in the U.S. and one other jurisdiction, but registered trademarks may not be obtained, maintained or enforced. In addition, in the United States Patent and Trademark Office and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to seek to cancel registered trademarks. Cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. We have also obtained registration for our design work in two jurisdictions, and applications remain pending for those design marks in the United States and one other jurisdiction.

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

Our stock price may be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, our stock traded within a range of a high price of $52.90 per share and a low price of $3.11 per share for the period beginning March 20, 2013, our first day of trading on the NASDAQ Global Select Market, through November 1, 2017. As a result of this volatility, investors may not be able to sell their common stock at or above the prices they paid for it. The market price for our common stock may be influenced by many factors, including:

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

Item 5. Other Events

Effective immediately after the Company files this Quarterly Report on Form 10-Q with the SEC, Kamalam Unninayar will become the Company’s principal financial officer and principal accounting officer.  Ms. Unninayar, 50, has served as the Company’s Chief Financial Officer since October 2017.  From 2005 to March 2017 Ms. Unninayar served in several roles within the financing organization of Thermo Fisher Scientific, Inc., a provider of products and services to businesses and institutions in the field of science, serving most recently as Vice President Finance, Integration Management Office.  Ms. Unninayar holds a master of science in administration from Wichita State University and a master of finance and control and bachelor of commerce from the University of Delhi, India.

Pursuant to her offer letter, Ms. Unninayar receives an annual base salary of $340,000. Ms. Unninayar is eligible to receive an annual performance-based target cash bonus equal to 40% of her annual base salary if, in the discretion of the board of directors, annual established performance criteria are satisfied. The actual cash bonus may range from 0% to 200% of the target amount. Ms. Unninayar is also eligible to receive annual equity awards, subject to approval by the board of directors or the compensation committee.  Ms. Unninayar was granted by our compensation committee of the board of directors options to purchase 190,000 shares of our common stock pursuant to Rule 5635(c)(4) of the Nasdaq Global Select Market.  The option was granted as an inducement equity award outside our 2013 Plan and was made as an inducement material to Ms. Unninayar's acceptance of employment with Tetraphase. The option grant has an exercise price equal to the closing price of our common stock on November 15, 2017. The option has a ten-year term and vests over four years, with 25% of the original number of shares vesting on November 15, 2018 and an additional 6.25% of the original number of shares vesting at the end of each successive quarter thereafter, subject to Ms. Unninayar's continued service with Tetraphase through the applicable vesting dates.

In addition, if Ms. Unninayar’s employment is terminated by us without cause, subject to her signing a separation agreement that will include a general release of potential claims against us, she will be entitled to continue to receive her monthly base salary for a period of 12 months and we will continue to provide medical, dental and vision benefits (to the extent that she was receiving them at the time of termination) for 12 months. Furthermore, if, within one year following a change in control, Ms. Unninayar’s employment is terminated by us or the succeeding company, as applicable, without cause or she terminates her employment for good reason (as defined in her offer letter), subject to Ms. Unninayar’s signing a separation agreement that will include a general release of potential claims against us, (1) she will be entitled to continue to receive her monthly base salary for a period of 12 months, (2)  she will be entitled to receive a lump sum payment equal to 100% of her target bonus at the time she ceases to be employed by the company or the succeeding company, as applicable, and (3) the company or the succeeding company, as applicable, will continue to provide medical and dental benefits (to the extent that she was receiving them at the time she ceased to be employed by the company) for 12 months.

            Effective as of Ms. Unninayar’s appointment as the Company’s principal financial officer and principal accounting officer, Christopher Watt, the Company’s Senior Vice President, Finance, will no longer serve as the Company’s principal financial officer and principal accounting officer.  Mr. Watt will continue to serve as the Company’s Senior Vice President, Finance.

Item 6. Exhibits

See the Exhibit Index below for a list of exhibits filed as part of this quarterly report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	Form No.	Date Filed with the SEC	Exhibit Number	Filed Herewith

10.1+	Commercial Supply Agreement, dated October 16, 2017, by and between the Registrant and Finorga SAS.					X

10.2#	Offer Letter, dated as of September 21, 2017, by and between the Registrant and Kamalam Unninayar.					X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+ Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

# Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 1, 2017	TETRAPHASE PHARMACEUTICALS, INC.

	By:	/s/ Christopher Watt
Christopher Watt
Senior Vice President, Finance