Form 10-K
period 2017-12-31
TETRAPHASE PHARMACEUTICALS INC
filed 2018-03-06
CIK 1373707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s common stock, $0.001 par value per share (“Common Stock”), held by non-affiliates of the registrant, based on the last reported sale price of the Common Stock on the NASDAQ Global Select Market at the close of business on June 30, 2017, was $269,502,064. For purposes hereof, shares of Common Stock held by each executive officer and director of the registrant and entities affiliated with such executive officers and directors have been excluded from the foregoing calculation because such persons and entities may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock as of March 2, 2018: 51,629,987

Documents incorporated by reference:

Portions of our definitive proxy statement for our 2018 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Overview

We are a clinical-stage biopharmaceutical company using our proprietary chemistry technology to create novel antibiotics for serious and life-threatening multidrug-resistant infections. We are developing our lead product candidate, eravacycline, a fully synthetic fluorocycline, as an intravenous, or IV antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including multidrug-resistant, or MDR, Gram-negative infections, such as those found in complicated intra-abdominal infections, or cIAI.

We conducted a global phase 3 clinical program for eravacycline called IGNITE (Investigating Gram-Negative Infections Treated with Eravacycline).

On July 25, 2017, we announced top-line data from our IGNITE4 trial, a global phase 3 randomized, double-blind, double-dummy, multicenter, prospective study assessing the efficacy, safety and pharmacokinetics of twice-daily intravenous, or IV, eravacycline (1.0 mg/kg every 12 hours) compared with meropenem (1g every 8 hours) for the treatment of cIAI that we conducted in 500 patients. In the trial, eravacycline met the primary endpoint of statistical non-inferiority of clinical response at the test-of-cure, or TOC, visit, under the guidance set by the United States Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA. Prior to IGNITE4, we conducted IGNITE1, a phase 3 clinical trial of twice daily IV eravacycline (1.0 mg/kg every 12 hours) compared with ertapenem (1.0g IV every 24 hours) for the treatment of cIAI. In IGNITE1, eravacycline met the primary endpoint of statistical non-inferiority of clinical response.

On January 2, 2018, we announced the submission of a new drug application, or NDA, to the FDA for IV eravacycline for the treatment of cIAI. The NDA submission includes data from the IGNITE1 and IGNITE4 phase 3 clinical trials. In February 2018, the FDA notified us that it had completed its initial 60-day review of our NDA and August 28, 2018 was set as our Prescription Drug User Fee Act, or PDUFA, goal date for the FDA’s completion of its review of our NDA. In the third quarter of 2017 we submitted a marketing authorization application, or MAA, to the EMA for IV eravacycline for the treatment of cIAI primarily based upon the results of IGNITE1.

The FDA has granted Qualified Infectious Disease Product (QIDP) and Fast Track designations for IV eravacycline for cIAI.

In February 2018, we announced top-line data from our IGNITE3 trial, a global phase 3 randomized, multi-center, double-blind, clinical trial evaluating the efficacy and safety of once-daily intravenous, or IV, eravacycline, at a dose of 1.5mg/kg every 24 hours, compared to ertapenem, at a dose of 1g every 24 hours, for the treatment of complicated urinary tract infections, or cUTI, that we conducted in 1,205 patients who were randomized 1:1 to receive eravacycline or ertapenem for a minimum of 5 days, and then were eligible for transition to an appropriate approved oral agent. In this trial, eravacycline did not meet the co-primary endpoints of responder rate, a combination of clinical cure and microbiological success, in the microbiological intent-to-treat, or micro-ITT, population at the end-of-IV treatment visit and at the test-of-cure visit (5-10 days post therapy). Given the IGNITE3 results, we are no longer evaluating IV eravacycline for the treatment of cUTI and have also ceased development of an oral formulation for eravacycline for the treatment of cUTI.

Eravacycline is designed to treat a broad range of infections, including infections due to multidrug-resistant bacteria. In in vitro experiments, eravacycline has demonstrated the ability to cover a wide variety of multidrug-resistant Gram-negative, Gram-positive, anaerobic and atypical bacteria, including multidrug-resistant Klebsiella pneumoniae and multi-drug resistant Acinetobacter. Multidrug-resistant Klebsiella pneumoniae is one of the carbapenem-resistant Enterobacteriaceae (or CREs) listed as an urgent threat and multi-drug resistant Acinetobacter is listed as a serious threat by the Centers for Disease Control and Prevention, or CDC, in a September 2013 report and they are listed as Priority 1; Critical pathogens in the World Health Organization’s priority pathogens list for R&D, published in February 2017. CREs were a confirmed area of great concern by the World Health Organization in an April 2014 global surveillance report. Gram-negative bacteria that are resistant to multiple available antibiotics are increasingly common and a growing threat to public health. We believe that the ability of eravacycline to cover multidrug-resistant Gram-negative bacteria, as well as multidrug-resistant Gram-positive, anaerobic and atypical bacteria, will enable eravacycline to become the drug of choice for first-line empiric treatment of patients with cIAI.

In 2011 and 2012, the U.S. government awarded contracts for potential funding of over $100 million for the development of our antibiotic compounds, which today consist of eravacycline, TP-6076 and TP-271. These awards include a contract for up to $67.3 million from the Biomedical Advanced Research and Development Authority, or BARDA, an agency of the U.S. Department of Health and Human Services, for the development of eravacycline for the treatment of disease caused by bacterial biothreat pathogens. We refer to this contract as the BARDA Contract. The funding under the BARDA Contract was used for certain activities in the development of eravacycline to treat cIAI and, prior to the IGNITE3 results, cUTI. These awards also include a contract for up to $35.8 million from the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, for the development of TP-271. We refer to this contract as the NIAID Contract. In addition, during 2011, NIAID awarded a separate grant for $2.9 million. We refer to this award as the NIAID Grant. These awards were made to CUBRC, Inc., or CUBRC, an independent, not-for-profit, research corporation that specializes in U.S. government-based contracts, with which we are collaborating. CUBRC serves as the prime contractor under these awards, primarily carrying out a program management and administrative role with additional responsibility for the management of preclinical studies. We serve as lead technical expert on all aspects of these awards and also serve as a subcontractor of CUBRC responsible for management of chemistry, manufacturing and control activities and clinical studies. The BARDA Contract includes funding for some of the activities that we would otherwise have been required to fund on our own in connection with our NDA submission for eravacycline.

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

Strategy

Our goal is to become a fully integrated biopharmaceutical company that discovers, develops and commercializes novel antibiotics, such as eravacycline, for use in areas of unmet medical need. Key elements of our strategy include:

•

Seek regulatory approval for IV eravacycline for the treatment of cIAI. We have completed two phase 3 clinical trials of IV eravacycline in patients with cIAI – IGNITE1 and IGNITE4. We submitted an NDA to the FDA for IV eravacycline for the treatment of cIAI based on the results of IGNITE1 and IGNITE4. We have also submitted an MAA to the EMA for IV eravacycline for the treatment of cIAI based on the results of IGNITE1. Both the NDA and the MAA are currently under review by the respective regulatory agencies. The PDUFA goal date is August 28, 2018 for the FDA to complete its review of our NDA.

•

Maximize the commercial potential of eravacycline for the treatment of cIAI. If eravacycline is approved for the treatment of cIAI, we intend to directly commercialize eravacycline in the United States with a targeted hospital sales force and to commercialize eravacycline in other regions through collaboration arrangements, such as the collaboration agreement we entered into with Everest Medicines Limited in February 2018. We believe that eravacycline’s potent coverage of multidrug-resistant Gram-negative bacteria and other multidrug-resistant bacteria, will allow it to be used to treat cIAI patients successfully in hospitals, Skilled Nursing Facilities (SNF), and Long Term Acute Care Hospitals (LTACH).

•

Pursue development of eravacycline in additional indications. We are developing eravacycline for the treatment of cIAI, and, subject to obtaining additional financing, intend to pursue development of eravacycline for the treatment of additional indications, including other serious and life-threatening infections. We may pursue these development activities either by ourselves or with collaborators

•

Opportunistically advance development of other product candidates created using our proprietary chemistry technology. In addition to eravacycline, we are currently conducting phase 1 clinical trials of TP-271 and TP-6076. We intend to advance our antibiotic product pipeline with differentiated product candidates created using our proprietary chemistry technology and targeting hospital and acute care markets. We may pursue these activities either by ourselves or with collaborators.

Drug-Resistant Antibiotic Market

Physicians commonly prescribe antibiotics to treat patients with acute and chronic infectious diseases that are either presumed or known to be caused by bacteria. Inappropriate use of antibiotics and lack of new therapies has resulted in a rapid increase in bacterial infections that are resistant to multiple antibacterial agents. Global microbial resistance, including bacteria, viruses and fungi, now results in the death of at least 700,000 people each year, according to an analysis commissioned by the U.K. government in 2016. The report predicts that failing to develop effective treatments for drug-resistant bacteria by 2050 would lead to 10 million extra deaths a year. In a September 2013 report, the CDC estimated that every year in the United States, more than two million people acquire serious infections that are resistant to one or more of the antibiotics designed to treat those infections, with at least 23,000 dying as a result, and many more dying from other conditions that are complicated by the occurrence of an antibiotic-resistant infection. These antibiotic-resistant infections add considerable and avoidable costs to the U.S. healthcare system. In the same September 2013 report, the CDC noted that the total economic cost of antibiotic infections to the U.S. economy has been estimated to be as high as $20 billion in excess of direct healthcare costs. Over the last decade there has been an increase in antibiotics that target resistant Gram-positive bacteria, but there still remain limited therapeutic options for resistant Gram-negative infections. According to the CDC, among all of the bacterial resistance problems, Gram-negative pathogens are particularly worrisome because they are becoming resistant to nearly all drugs that would be considered for treatment, with the most serious Gram-negative infections being healthcare associated and the most common pathogens being Enterobacteriaceae, Pseudomonas aeruginosa and Acinetobacter.

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

Broad-spectrum antibiotics are used to treat major hospital infections such as cIAI, hospital-acquired pneumonia, or HAP, and ventilator-associated pneumonia, or VAP. Based on an analysis from a variety of industry sources, we estimate that the number of patients treated with antibiotics in the United States and European Union annually includes approximately 4.6 million cIAI patients with each patient being treated for an average of 8.6 days for a combined estimated 40 million annual average days of treatment; and 2.8 million HAP/VAP patients with each patient being treated for an average of 9.6 days for a combined estimated 27 million annual average days of treatment. Of these patients, we believe that approximately 40% of cIAI patients require a change in therapy and 50% of patients with cIAI are receiving combination therapy.

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

New legislative initiatives have been approved as part of the 21st Century Cures Act, including the Antibiotic Development to Advance Patient Treatment Act which would provide a pathway for approval of antibiotics in limited populations of patients with few or no suitable treatment options. Other legislation still pending include the Developing an Innovative Strategy for Antimicrobial Resistant Microorganisms, or DISARM, Act which would designate certain novel antibiotics used to treat serious bacterial infections to receive higher Medicare reimbursement, and an amendment to the GAIN Act, which would allow successful QIDP sponsors to transfer up to one year of exclusivity to another product, including products marketed by other companies.

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

Given these limitations, there is an unmet medical need for a first-line empiric antibiotic treatment that has the following characteristics:

•	Potency and effectiveness against a broad range of bacteria, including multidrug-resistant Gram-negative, Gram-positive, atypical and anaerobic bacteria;
•	Capability of being used as a monotherapy in the majority of patients in the hospital with cIAI and other multidrug-resistant infections;
•	A convenient dosing regimen, such as once or twice-daily; and
•	A favorable safety and tolerability profile.

Based on our belief that eravacycline and our other pipeline candidates have, or potentially have, each of these characteristics, our goal is to develop eravacycline and our other pipeline candidates to be the drug of choice for first-line empiric treatment of a wide variety of serious and life-threatening infections.

Drug Development Programs

The following table sets forth our clinical and earlier-stage antibiotic compounds that we are developing for the treatment of serious and life-threatening infections and their status.

Candidate	Indication	Status
Eravacycline	cIAI (IV)	Phase 3 IGNITE1 study completed; met primary end point Phase 3 IGNITE4 study completed; met primary end point
TP-271	Bacterial biothreats	Phase 1 clinical trials ongoing
TP-6076	Multidrug-resistant Gram- negative infections	Phase 1 clinical trials ongoing

Eravacycline

Overview

We are developing our lead product candidate, eravacycline, as an IV antibiotic for use as a first-line empiric monotherapy for the treatment of resistant and multidrug-resistant infections, including multidrug-resistant Gram-negative bacteria in patients, such as those with cIAI. We developed eravacycline using our proprietary chemistry technology.

To date, we have completed four phase 3 clinical trials with eravacycline: IGNITE1 and IGNITE4, each a phase 3 clinical trial evaluating the safety and efficacy of eravacycline with IV administration for the treatment of cIAI; IGNITE2, a phase 3 clinical trial evaluating the safety and efficacy of eravacycline with IV-to-oral transition therapy for the treatment of cUTI and IGNITE3, a phase 3 clinical trial evaluating the safety and efficacy of eravacycline with IV administration for the treatment of cUTI.

In December 2014, we announced that in IGNITE1, eravacycline met the primary endpoint of statistical non-inferiority compared to the control therapy for the trial. In the third quarter of 2017 we submitted a marketing authorization application, or MAA, to the EMA for IV eravacycline for the treatment of cIAI primarily based upon the results of IGNITE1. In July 2017, we announced that in IGNITE4, eravacycline met the primary endpoint of statistical non-inferiority compared to the control therapy for the trial. On January 2, 2018, we announced the submission of an NDA, to the FDA for IV eravacycline for the treatment of cIAI. The NDA submission includes data from the IGNITE1 and IGNITE4 phase 3 clinical trials. The PDUFA goal date is August 28, 2018 for the FDA to complete its review of our NDA.

In September 2015, we announced that eravacycline did not meet the primary endpoint of statistical non-inferiority in IGNITE2 compared to the control therapy for this trial. In February 2018, we announced that eravacycline did not meet the co-primary endpoints of statistical non-inferiority in IGNITE3 compared to the control therapy for this trial. Given the IGNITE3 results, we are no longer evaluating IV eravacycline for the treatment of cUTI and have also ceased development of an oral formulation for eravacycline for the treatment of cUTI.

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

Eravacycline is a novel, fully synthetic fluorocycline antibiotic. We selected eravacycline for development from tetracycline derivatives that we generated using our proprietary chemistry technology.

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

Key Differentiating Attributes of Eravacycline

We believe that the following key attributes of eravacycline, observed in clinical trials and preclinical studies, differentiate eravacycline from other antibiotics targeting multidrug-resistant infections, including multidrug-resistant Gram-negative infections. We believe these attributes will make eravacycline a safe and effective treatment for cIAI and potentially other serious and life-threatening infections for which we may develop eravacycline.

•

Offers a broad range of activity against a wide variety of multidrug-resistant Gram-negative, Gram-positive and anaerobic bacteria. In our phase 2 and phase 3 clinical trials of the IV formulation of eravacycline, eravacycline demonstrated a high cure rate against a wide variety of multidrug-resistant Gram-negative, Gram-positive and anaerobic bacteria. In addition, in in vitro studies, eravacycline demonstrated potent antibacterial activity against Gram-negative bacteria, including ESBL-producing enterobacteriaceae; Carbapenemase-producing Enterobacteriaceae (CRE); MCR-1 gene resistance bacteria; Acinetobacter baumannii, including carbapenem resistant Acinetobacter (CRAB); Gram-positive bacteria, including MRSA and vancomycin-resistant enterococcus, or VRE; and anaerobic pathogens. As a result, we believe that eravacycline has the potential to be used as a first-line empiric monotherapy for the treatment of cIAI and potentially other serious and life-threatening infections.

•

Lower probability of drug resistance. To date, in the clinical trials and preclinical studies of eravacycline that we have conducted for the treatment of cIAI, we have seen little decrease in susceptibility that would suggest increased resistance to eravacycline. We believe that, as a fluorocycline, eravacycline will not be subject to tetracycline-specific mechanisms of drug resistance in certain multidrug-resistant, or MDR, pathogens.

•

Favorable safety and tolerability profile. Eravacycline has been evaluated in over 2,700 subjects in the phase 1, phase 2 and phase 3 clinical trials that we have conducted through February 2018. In these trials, eravacycline has demonstrated a favorable safety and tolerability profile. In our phase 2 and phase 3 clinical trials of eravacycline in patients with cIAI, no patients suffered any drug-related serious adverse events, and safety and tolerability were comparable to the respective control therapies for the trials. In the phase 3 clinical trials of eravacycline in patients with cUTI, safety and tolerability were comparable to the respective control therapies for these trials. In addition, in these phase 2 and phase 3 clinical trials, the rate at which gastrointestinal adverse events such as nausea and emesis occurred in the eravacycline arms was low.

•

Convenient dosing regimen. In our clinical trials to date, we have dosed eravacycline once or twice a day as a monotherapy. We believe that eravacycline will be able to be administered as a first-line empiric monotherapy with twice-daily dosing, avoiding the need for complicated dosing regimens typical of multi-drug cocktails and the increased risk of negative drug-drug interactions inherent to multi-drug cocktails.

Clinical Experience

We have studied IV and oral formulations of eravacycline in over 2,700 subjects in 21 clinical trials completed from October 2009 to February 2018.

Phase 3 Clinical Program

We designed our IGNITE phase 3 program for eravacycline to enable us to position eravacycline as a first-line empiric monotherapy for the treatment of cIAI and cUTI due to eravacycline’s broad-range of coverage against resistant and multidrug-resistant infections, including multidrug-resistant Gram-negative infections. We are now focusing our efforts on the development of eravacycline for the treatment of cIAI.

cIAI

Our initial phase 3 clinical trial of eravacycline for the treatment of patients with cIAI was our IGNITE1 trial. In December 2014, we announced that eravacycline met the primary endpoint of statistical non-inferiority compared to ertapenem in IGNITE1 for the treatment of cIAI. In July 2017, we announced that eravacycline met the primary endpoint of statistical non-inferiority compared to meropenem in IGNITE4 for the treatment of cIAI.

On January 2, 2018, we announced the submission of an NDA to the FDA for IV eravacycline for the treatment of cIAI. The NDA submission includes data from the IGNITE1 and IGNITE4 phase 3 clinical trials. The PDUFA goal date is August 28, 2018 for the FDA to complete its review of our NDA. In the third quarter of 2017 we submitted an MAA to the EMA for IV eravacycline for the treatment of cIAI primarily based upon the results of IGNITE1.

IGNITE1

Eravacycline Phase 3 IGNITE1 Study Design

We designed IGNITE1 as a non-inferiority study. Under FDA guidance, the primary endpoint of the trial was clinical response at the TOC visit in the microbiological intent-to-treat, or micro-ITT, population which consisted of all randomized patients in the trial who had baseline bacterial pathogens that cause cIAI and against which eravacycline has antibacterial activity. Under EMA guidance, the primary endpoint of the trial was clinical response at the TOC visit in the modified intent-to-treat, or MITT, population which consisted of all patients who received at least one dose of study drug, and in the clinically evaluable, or CE, patient population, which consisted of all randomized patients in the trial who meet key inclusion/exclusion criteria and follow other important components of the trial. We designed the trial to be consistent with the FDA’s cIAI guidance, in which the FDA suggested that the primary efficacy endpoint for a trial of cIAI should be complete resolution of baseline signs and symptoms attributable to cIAI in the micro-ITT patient population 28 days after randomization and the absence of clinical failure including death and unplanned surgical procedures through the period ending 28 days following randomization.

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

IGNITE4

Eravacycline Phase 3 IGNITE4 Study Design

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

On July 25, 2017, we announced top-line data from IGNITE4. In the trial, eravacycline met the primary endpoint of statistical non-inferiority of clinical response at the TOC visit, under the guidance set by the FDA and the EMA. The primary efficacy analysis under the FDA guidance was conducted using a 12.5% non-inferiority margin in the micro-ITT population. Clinical cure rates in the micro-ITT population were 90.8% and 91.2% for eravacycline (n=195) and meropenem (n=205), respectively (95% CI: -6.3%,5.3%). Under the EMA guidance, the primary analysis was conducted using a 12.5% non-inferiority margin of the MITT and CE patient populations. Clinical cure rates in the MITT population were 92.4% and 91.6% for eravacycline (n=250) and meropenem (n=249), respectively (95% CI: -4.1%,5.8%). Clinical cure rates in the CE population were 96.9% and 96.1% for eravacycline (n=225) and meropenem (n=231), respectively (95% CI: -2.9%,4.5%). The secondary analyses were consistent with, and supportive of, the primary outcome. The most commonly reported drug-related adverse events for eravacycline were gastrointestinal, including nausea (2.4%) and emesis (1.6%). This adverse event profile for eravacycline was consistent with that seen in the phase 2 clinical trial of eravacycline in cIAI. The spectrum of pathogens in this trial was similar to that seen in other pivotal trials of antibiotics in this patient population. The most common Gram-negative pathogens in the trial included Escherichia coli, Klebsiella pneumonia, Pseudomonas and Bacteroides.

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

IGNITE3

IGNITE3 was a phase 3 randomized, double-blind, double-dummy, multi-center, prospective study that is designed to assess the efficacy, safety and pharmacokinetics of once-daily IV eravacycline (1.5mg/kg every 24 hours) compared to ertapenem (1g every 24 hours), the control therapy in this trial, for the treatment of cUTI. We enrolled approximately 1,200 adult patients in the trial, who were randomized 1:1 to receive eravacycline or ertapenem for a minimum of 5 days and were then be eligible for transition to an approved oral agent. The co-primary endpoints of responder rate (a combination of clinical cure and microbiological success) in the micro-ITT population at the end-of-IV treatment visit and at the TOC visit (Day 5-10 post therapy) were evaluated using a 10% non-inferiority margin.

On February 13, 2018, we announced top-line data from our IGNITE3 trial. In this trial, eravacycline did not meet the co-primary endpoints of responder rate, a combination of clinical cure and microbiological success, in the micro-ITT, population at the end-of-IV treatment visit and at the test-of-cure visit.

Responder rates in the micro-ITT population at the end-of-IV treatment visit were 84.8% and 94.8% for eravacycline (n=428) and ertapenem (n=403), respectively (-10.0% CI: -14.1%, -6.0%). Responder rates at the TOC visit were 68.5% and 74.9% for eravacycline (n=428) and ertapenem (n=403), respectively (-6.5% CI: -12.6%, -0.3%). While eravacycline was well tolerated in this trial, it did not meet the co-primary endpoints. Non-inferiority to ertapenem was not demonstrated. We continue to analyze the data of this study. However, given the IGNITE3 results, we are no longer evaluating IV eravacycline for the treatment of cUTI and have also ceased development of an oral formulation for eravacycline for the treatment of cUTI.

IGNITE2

IGNITE2 was a two-part, multi-center, randomized, double-blind phase 3 clinical trial, our IGNITE2 trial, to assess the efficacy and safety of eravacycline compared with levofloxacin in the treatment of cUTI. We enrolled 143 patients in the lead-in portion of the trial. These patients were randomized into three arms on a 1:1:1 basis: an arm in which patients received 1.5 mg/kg IV eravacycline every 24 hours followed by 200 mg of eravacycline orally every 12 hours; an arm in which patients received 1.5 mg/kg IV eravacycline every 24 hours followed by 250 mg of eravacycline orally every 12 hours; and an arm in which patients received 750 mg IV levofloxacin every 24 hours followed by 750 mg of levofloxacin orally every 24 hours.

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

Previous clinical trials of eravacycline

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

TP-271

TP-271 is a fully-synthetic, broad-spectrum fluorocycline being developed for respiratory diseases caused by bacterial biothreat pathogens under funding provided by NIAID. We are collaborating with CUBRC on the TP-271 program funded by NIAID.

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

In June 2017, we announced positive results from a phase 1 single-ascending dose clinical trial of the IV formulation of TP-271 in healthy volunteers. In the study, TP-271 was well tolerated at single doses that resulted in high plasma exposures. There were no clinically significant changes in lab values, ECG parameters, or physical exam findings. There were no serious or severe adverse events, or discontinuations due to an adverse event during the study. We are conducting a multiple-ascending dose trial for the IV formulation of TP-271. In 2017 we completed a single ascending dose phase 1 study for the oral formulation of TP-271. Using this formulation, in early 2018 we initiated a multiple-ascending dose phase 1 study for the oral formulation of TP-271. In February 2017, we also received Qualified Infectious Disease Product and Fast Track designations from the FDA.

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

In connection with the NIAID Contract, in October 2011, we entered into a cost-plus-fixed-fee subcontract with CUBRC under which we may receive funding of up to approximately $16.9 million, reflecting the portion of the NIAID Contract funding that may be paid to us for our activities. In connection with the NIAID Grant, in November 2011, CUBRC awarded us a subaward of approximately $0.9 million, reflecting the portion of the NIAID Grant funding that may be paid to us for our activities.

The NIAID Grant expired in May 2017. Although the NIAID Contract and our subcontract with CUBRC under the NIAID Contract have terms which currently expire on March 31, 2019, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond March 31, 2019. To the extent that NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. As of December 31, 2017, committed funding from CUBRC under the subcontract with respect to the NIAID Contract and the subaward with respect to the NIAID Grant is $16.9 million, of which $13.2 million had been received through December 31, 2017. Through December 31, 2017, the Company had received all committed funding of $0.9 million from CUBRC under the Company’s subaward with respect to the NIAID Grant.

TP-6076

TP-6076, a fully-synthetic fluorocycline derivative, is the lead candidate under our second-generation program to target unmet medical needs, including multidrug-resistant Gram-negative bacteria. In June 2017, we announced positive results from a phase 1 randomized, placebo-controlled, double-blind, single-ascending dose study evaluating the safety, tolerability and pharmacokinetics of IV TP-6076. In the study, TP-6076 was well tolerated, and there were no serious or severe adverse events, or discontinuations due to an adverse event. There were no clinically significant safety findings in any laboratory assessments, vital signs, ECGs or physical examinations. We also are conducting a multiple-ascending study in healthy volunteers of the IV formulation of TP-6076.

Funding for TP-6076 is partially covered by an award from CARB-X. In March 2017, CARB-X selected us to receive up to $4.0 million in research funding over eighteen months for TP-6076. In connection with this funding, we entered into a cost reimbursement Sub-Award Agreement or “Sub-Award Agreement”, with the Trustees of Boston University, the administrator of the program. We began recognizing revenue from the Sub-Award Agreement in April 2017. During the year ended December 31, 2017, we recognized revenue of $0.7 million under this Sub-Award Agreement. This Sub-Award Agreement will fund certain activities through the end of 2018. This Sub-Award Agreement can be terminated for convenience at any time, subject to 30 days prior written notice.

Commercialization Strategy

Our commercialization strategy is to develop our product candidates into leading therapies that will be available worldwide for the treatment of serious multidrug-resistant infections. We have retained worldwide commercial rights to all of our product candidates other than eravacycline in China and other Asian territories. We exclusively licensed our commercial rights in China and other Asian territories to Everest Medicines Limited in February 2018. In the future we may enter into additional regional licensing transactions similar to the Everest license agreement. We intend to retain control over the commercial execution of each of our product candidates in the United States.

We are currently developing our lead product candidate, eravacycline, as an IV antibiotic for use as a first-line empiric monotherapy for the treatment of serious and life-threatening infections, including a wide variety of multidrug-resistant infections, such as those found in patients with cIAI. We intend to directly commercialize eravacycline in the United States. We intend to build a commercial organization in the United States, and recruit experienced sales and medical education professionals and to develop a commercial strategy to target institutions with the greatest use of drugs for multidrug-resistant serious and life-threatening infections. We expect that our sales force will focus on educating hospital and institution-based physicians, nurses, pharmacy directors and payers about the benefits of eravacycline for the product’s approved indications. We plan to commercialize eravacycline outside the United States with the assistance of collaborators.

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

Patheon UK Limited Master Manufacturing Services Agreement

In June 2017, we and Patheon UK Limited and certain of its affiliates, or Patheon, entered into a master manufacturing services agreement, or the Patheon agreement. Under the Patheon agreement, we are responsible for supplying the active pharmaceutical ingredient for eravacycline to Patheon, and Patheon is responsible for manufacturing eravacycline, conducting quality control, quality assurance, analytical testing and stability testing and packaging. We entered into two related product agreements pursuant to the Patheon agreement that govern the terms and conditions of Patheon’s manufacture of commercial supplies of eravacycline at Patheon’s Greenville, North Carolina and Ferentino, Italy manufacturing sites. Each product agreement is governed by the terms of the Patheon agreement, unless expressly modified in such product agreement. Pursuant to the Patheon agreement, we have agreed to order from Patheon at least a certain percentage of our annual commercial requirements for eravacycline in the United States and European Union each year for the term of the Patheon agreement.

The Patheon agreement has an initial term ending December 31, 2022, and will automatically renew after the initial term for successive terms of two years each, unless either party gives notice of its intention to terminate at least 18 months prior to the end of the then current term. We may terminate a product agreement upon 30 days’ prior written notice if any governmental agency takes any action that prevents us from importing, exporting, purchasing or selling eravacycline. Either party may terminate the Patheon agreement or a product agreement (a) upon written notice if the other party has failed to remedy a material breach under the Patheon agreement or a product agreement within a specified time following receipt of written notice of such breach, and (b) immediately upon written notice to the other party in the event that the other party is declared insolvent or bankrupt, a voluntary petition of bankruptcy is filed in any court by such other party or the Pantheon agreement or a product agreement is assigned by such other party for the benefit of creditors. Patheon may terminate the Patheon agreement or a product agreement upon six months written notice if we assign the Patheon agreement to an assignee that, in the opinion of Patheon acting reasonably, is (i) not a creditworthy substitute for us or (ii) a competitor of Patheon.

The Patheon agreement contains, among other provisions, customary representations and warranties by the parties, a grant to Patheon of certain limited license rights to our intellectual property in connection with Patheon’s performance of the services under the Patheon agreement, certain indemnification rights in favor of both parties, limitations of liability and customary confidentiality provisions.

Finorga SAS Commercial Supply Agreement

In October 2017, we and Finorga SAS, or Novasep entered into a Commercial Supply Agreement, or the Novasep agreement. Under the Novasep agreement, Novasep will, pursuant to accepted purchase orders entered into under the Novasep agreement, manufacture for commercial supply the active pharmaceutical ingredient, or API, for eravacycline for us.

Under the Novasep agreement, we will submit to Novasep on a periodic basis on or before the first business day of each calendar quarter a rolling forecast for a certain time period that sets forth the total quantity of the API for eravacycline for commercial supply that we either have ordered, desire to order or expect to order from Novasep. A certain time period of each such forecast is binding on us and constitutes a “firm order”. The remainder of each forecast will be for planning purposes only, and will not be binding. Novasep has no obligation to manufacture the API for eravacycline in accordance with any forecast that is not the subject of a firm order and which is increased by a certain percentage above the previously forecast amount.

The Novasep agreement has an initial term ending October 16, 2022, and will automatically renew after the initial term, unless either party gives notice of its intention to terminate at least 18 months prior to the end of the then current term. We may terminate the Novasep agreement upon 30 days’ prior written notice (a) if any regulatory authority takes any action, or raises any objection, that prevents us from importing, exporting, purchasing or selling the API for eravacycline, or (b) in the event that Novasep experiences a force majeure event. Either party may terminate the Novasep agreement (a) upon written notice if the other party has failed to remedy a material breach under the Novasep agreement within a specified time following receipt of written notice of such breach, and (b) immediately upon written notice to the other party in the event the other party makes a general assignment for the benefit of its creditors, or proceedings of a case are commenced in any court of competent jurisdiction by or against the other party seeking (i) such party’s reorganization, liquidation, dissolution, arrangement or winding up, or the composition or readjustment of its debts, (ii) the appointment of a receiver or trustee for or over such party’s property, or (iii) similar relief in respect of such party under any law relating to bankruptcy, insolvency, reorganization, winding up or composition or adjustment of debt, and such proceedings shall continue undismissed, or an order with respect to the foregoing shall be entered and continue unstayed, for a period of more than 60 days.

The Novasep agreement contains, among other provisions, customary representations and warranties by the parties, a grant to Novasep of certain limited license rights to the Company’s intellectual property in connection with Novasep’s performance of the services under the Novasep agreement, certain indemnification rights in favor of both parties, limitations of liability and customary confidentiality provisions.

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

As of February 26, 2018, we owned nine U.S. patents, 42 foreign patents, seven pending U.S. patent applications, three pending applications filed under the Patent Cooperation Treaty, or PCT, and 62 pending foreign patent applications in Europe and 20 other jurisdictions. The PCT is an international patent law treaty that provides a unified procedure for filing a single initial patent application for an invention simultaneously in each of the member states. Although a PCT application is not itself examined and cannot issue as a patent, it allows the applicant to seek protection in any of the member states through national-phase applications. In addition, we have exclusively licensed from Harvard University rights under 12 U.S. patents, 30 foreign patents, one pending U.S. patent application and eight pending foreign patent applications in Europe and ten other jurisdictions. Certain of our patents and patent applications are directed to the composition of matter and/or use of eravacycline and patents have granted or applications are pending in the United States, Europe, Japan and other countries.

Tetraphase-Owned Intellectual Property Relating to Eravacycline and Other Compounds Under Development

We have patent applications directed to the composition of matter and/or use of eravacycline and other fluorocyclines pending in the United States and other countries. Patents specific to the composition of matter, pharmaceutical compositions and/or use of eravacycline have been granted in the United States, Europe, Australia, China, Colombia, India, Japan, Korea, Mexico, New Zealand, Hong Kong, Taiwan, Israel and Singapore. The granted patents have an expiration date of August 7, 2029, and any patents that may issue from the pending applications will also have an expiration date of August 7, 2029, absent any term extensions or adjustments that may be available. The term of one of the U.S. patents has received 508 days of patent term adjustment under the America Invents Act.

We have also filed patent applications directed to the composition of matter and use of various derivatives of tetracycline and pentacycline (a tetracycline scaffold extended to five rings) under the PCT and in the United States, Europe and other foreign countries. Any patents that might issue from these pending applications will have an expiration date no earlier than 2030, with some expiration dates as late as 2038.

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

Composition of matter for the enone intermediates and precursors used in preparing the enone intermediates, and methods of making the precursors and enone intermediates are covered by the U.S. patents we license from Harvard, which will expire no earlier than 2025, not taking into consideration patent term adjustment. Corresponding patent applications have been filed in foreign jurisdictions and any patents that have issued and might issue from these applications also expire or will expire no earlier than 2025.

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

Trademark Applications Relating to the Company Name and Logo

As of February 1, 2018, we owned ten intent-to-use trademark applications pending before the United States Patent and Trademark Office relating to the Company Name, the Company Logo, combinations thereof, design marks relating to eravacycline and potential commercial names of eravacycline.

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

Harvard University License Agreement

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

In consideration for the rights granted to us by Harvard under the license agreement, as of December 31, 2017, we have paid Harvard an aggregate of $6.1 million in upfront license fees and development milestone payments, and issued 31,379 shares of our common stock to Harvard. In addition, we have agreed to make payments to Harvard upon the achievement of specified future development and regulatory milestones totaling up to $15.1 million for each licensed product candidate ($4.8 million of which has already been paid with respect to eravacycline), and to pay tiered royalties in the single digits based on annual worldwide net sales, if any, of licensed products by us, our affiliates and sublicensees in certain circumstances. We are also obligated to pay Harvard a specified share of non-royalty sublicensing and other revenues that we receive from sublicensees for the grant of sublicenses under the license in certain circumstances, and to reimburse Harvard for specified patent prosecution and maintenance costs.

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

Government Contracts

Eravacycline

We received funding for eravacycline under an award from BARDA. In January 2012, BARDA awarded to CUBRC a five-year contract that provided a total of up to $67.3 million in funding. The BARDA Contract contemplates that CUBRC will collaborate with us on the development, manufacturing and clinical evaluation of a novel tetracycline antibiotic with potential as an empiric countermeasure for respiratory diseases caused by biothreat and antibiotic-resistant public health pathogens, including Francisella tularensis, which causes tularemia, Yersinia pestis, which causes plague, and Bacillus anthracis, which causes anthrax disease, as well as bacterial pathogens associated with moderate-to-severe CABP and other serious hospital infections. The BARDA Contract also provided funding for certain activities in the development of eravacycline to treat certain infections caused by life-threatening multidrug-resistant bacteria. In connection with the BARDA Contract, in February 2012, we entered into a cost-plus-fixed-fee subcontract with CUBRC under which we can receive up to $41.9 million to fund specific work performed by us related to eravacycline. The terms of the subcontract expire on December 31, 2018.

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

In connection with the NIAID Contract, in October 2011, we entered into a subcontract with CUBRC under which we may receive funding of up to approximately $16.9 million, reflecting the portion of the NIAID Contract funding that may be paid to us for our activities. The term of the NIAID subcontract now runs through March 31, 2019. In connection with the NIAID Grant, in November 2011, CUBRC awarded us a subaward of approximately $0.9 million, reflecting the portion of the NIAID Grant funding that may be paid to us for our activities. The term of the sub-award under the NIAID grant expired in May 2017.

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

NIAID is entitled to terminate the NIAID Contract for convenience at any time, and is not obligated to provide continued funding beyond March 31, 2019 and CUBRC has a right to terminate its subcontract with, or subaward to, us only to the extent that NIAID first cancels the corresponding portions of CUBRC’s prime contract or award.

We retain rights to terminate the subcontract if CUBRC breaches the subcontract, subject in certain cases to CUBRC’s failure to cure such breach, or by written notice to CUBRC, effective upon CUBRC’s negotiation of a corresponding termination of CUBRC’s obligations to NIAID.

TP-6076

Our program to develop TP-6076 is partially covered by an award from CARB-X. In March 2017, CARB-X selected the Company to receive up to $4.0 million in research funding over eighteen months for TP-6076. In connection with this funding, the Company entered into a cost reimbursement Sub-Award Agreement (the “Sub-Award Agreement”) with the Trustees of Boston University, the administrator of the program. This Sub-Award Agreement will fund certain activities through the end of 2018. This Sub-Award Agreement can be terminated for convenience at any time, subject to 30 days prior written notice.

Collaborations

In February 2018, we entered into a license agreement, which we call the Everest license agreement, with Everest Medicines Limited, or Everest Medicines, whereby we granted Everest Medicines an exclusive license to develop and commercialize eravacycline, for the treatment of complicated intra-abdominal infections and other indications, in mainland China, Taiwan, Hong Kong, Macau, South Korea and Singapore, or the territory.

Under the terms of the Everest license agreement, we are eligible to receive from Everest Medicines an upfront cash payment of $7.0 million to be paid within 15 business days of the effective date of the Everest license agreement, and up to an aggregate of $16.5 million in clinical development and regulatory milestone payments and up to $20.0 million annually, provided that certain sales thresholds are met. There can be no guarantee that any such milestones or sales thresholds will in fact be met. We are obligated to make certain payments to Harvard based on amounts received from Everest Medicines under the Everest license agreement pursuant to the existing license agreement by and between Harvard and us.

We will also be entitled to receive double-digit tiered royalties on sales in the territory, if any, of products containing eravacycline. Royalties are payable with respect to each jurisdiction in the territory until the latest to occur of: (i) the last-to-expire of specified patent rights in such jurisdiction in the territory; (ii) expiration of marketing or regulatory exclusivity in such jurisdiction in the territory; or (iii) ten (10) years after the first commercial sale of a product in such jurisdiction in the territory. In addition, royalties payable under the Everest license agreement will be subject to reduction on account of generic competition and after patent expiry in a jurisdiction if required by applicable law, with any such reductions capped at certain percentages of the amounts otherwise payable during the applicable royalty payment period.

Under the terms and conditions of the Everest license agreement, Everest Medicines will be solely responsible for the development and commercialization of licensed products in the territory.

If either we or Everest Medicines materially breaches the Everest license agreement and does not cure such breach within 90 days (or fewer days in certain cases), the non-breaching party may terminate the Everest license agreement in its entirety. However, if the breach relates only to any jurisdiction other than mainland China, the non-breaching party may only terminate the Everest license agreement with respect to such jurisdiction. Either party may also terminate the Everest license agreement, effective immediately upon written notice, if the other party files for bankruptcy, is dissolved or has a receiver appointed for substantially all of its property. We may terminate the Everest license agreement if Everest Medicines, its affiliates or its sublicensees challenges the validity or enforceability of any of our patents covering any of the licensed compounds or products. In certain circumstances, if we materially breaches the Everest license agreement Everest Medicines may reduce royalties owed to us in lieu of a termination. Moreover, if we materially breaches the Everest license agreement and Everest Medicines terminates the Everest license agreement with respect to any jurisdiction and we then commercializes a licensed product in that jurisdiction, we will pay to Everest Medicines a low, single digit royalty on such sales of the licensed product in such jurisdiction for a minimum of five years after such termination.

Research and Development Expenses

For the years ended December 31, 2017, 2016 and 2015, we incurred $101.7 million, $63.8 million, and $73.8 million, respectively, in expenses on research and development activities.

Competition

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical companies and generic drug companies. Many of our potential competitors have greater financial, technical and human resources than we do, as well as greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Accordingly, our potential competitors may be more successful than us in obtaining FDA approval for drugs and achieving widespread market acceptance. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Finally, the development of new treatment methods for the diseases we are targeting could render our product candidates less competitive or obsolete.

We believe the key competitive factors that will affect the development and commercial success of our most advanced product candidate, eravacycline, if approved, will be efficacy, coverage of drug-resistant strains of bacteria, safety and tolerability profile, reliability, convenience of dosing, price, availability of reimbursement from governmental and other third-party payers and susceptibility to drug resistance.

We are developing eravacycline as an IV antibiotic for use as a first-line empiric monotherapy for the treatment of resistant and multidrug-resistant infections such as those found in patients with cIAI. If approved, eravacycline would compete with a number of currently marketed antibiotics, including meropenem, which is marketed by AstraZeneca as Merrem, imipenem/cilastatin, which is marketed by Merck & Co., or Merck, as Primaxin, tigecycline, which is marketed by Pfizer as Tygacil, piperacillin/tazobactam, which is marketed by Pfizer as Zosyn, ceftolozane/tazobactam, which is marketed by Merck as Zerbaxa, and ceftazidime/avibactam, which is marketed by Allergan, Inc., and AstraZeneca as Avycaz, meropenem and vaborbactam, which is marketed by Melinta Therapeutics as Vabomere, as well as several antibiotics currently in phase 3 development. We also expect that eravacycline, if approved, would compete with future and current generic versions of marketed antibiotics.

If approved, we believe that eravacycline would compete effectively against these compounds on the basis of:

•	broad range of activity against a wide variety of resistant and multidrug-resistant Gram-negative, Gram-positive and anaerobic bacteria;
•	lower probability of drug resistance;
•	a favorable safety and tolerability profile;
•	a convenient dosing regimen;
•	allows for monotherapy; and
•	no drug to drug interactions

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

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision. Furthermore, the FDA is not required to complete its review within the established ten-month timeframe and may extend the review process by issuing requests for additional information or clarification. The PDUFA goal date for the FDA to complete its review of our NDA is currently August 28, 2018.

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

Employees

As of March 5, 2018, we had 78 full-time employees, 50 of whom were primarily engaged in research and development activities. A total of 24 employees have an M.D. or Ph.D. degree. None of our employees is represented by a labor union and we consider our employee relations to be good.

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

We have incurred annual net operating losses in every year since our inception. Our net loss was $114.8 million for the year ended December 31, 2017, $77.5 million for the year ended December 31, 2016 and $83.2 million for the year ended December 31, 2015. As of December 31, 2017, we had an accumulated deficit of $461.9 million. We have not generated any product revenues and have financed our operations primarily through the public offering and private placements of our equity securities, debt financings and revenue from U.S. government grants and contract awards. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development.

We expect to continue to incur significant expenses and operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect that our expenses will decrease in 2018 compared with 2017, as the completion of the IGNITE clinical program will offset cost increases associated with conducting pre-commercialization activities for eravacycline and, if approved, the launch of eravacycline. If we obtain marketing approval for eravacycline, we do expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses. More specifically, if we obtain marketing approval of eravacycline, we expect to incur significant sales, marketing, and distribution and outsourced manufacturing expenses. Our expenses may increase if and as we:

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

Our ability to become and remain profitable depends on our ability to generate revenue. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize, eravacycline, which will require us to be successful in a range of challenging activities, including:

•	obtaining marketing approval for eravacycline;
•	protecting and maintaining our rights to our intellectual property portfolio related to eravacycline;
•	contracting for the manufacture of commercial quantities of eravacycline; and
•	establishing sales, marketing and distribution capabilities to effectively market and sell eravacycline.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses could increase if we are required by the U.S. Food and Drug Administration, or FDA, or the European Medicines Agency, or EMA, to perform clinical trials and non-clinical studies in addition to those that have been conducted or are currently expected, or if there are any delays in the development of any of our product candidates or the manufacture of any of our product candidates.

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

Developing pharmaceutical products, including conducting preclinical studies, clinical trials and manufacturing activities, is a time-consuming, expensive and uncertain process that takes years to complete. We expect that our expenses will decrease in 2018 compared with 2017, as the completion of the IGNITE clinical program will offset cost increases associated with conducting pre-commercialization activities for eravacycline and, if approved, the launch of eravacycline. If we obtain marketing approval for eravacycline, we do expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses.

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditures, potentially obtain regulatory approvals in the United States and Europe for IV eravacycline for the treatment of complicated intra-abdominal infections, or cIAI, and to perform pre-commercialization activities and commercially launch eravacycline for the treatment of cIAI, if approved. It is also possible that we will not achieve the progress that we expect with respect to eravacycline because the actual costs and timing of regulatory activities are difficult to predict and are subject to substantial risks and delays. As a result, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

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

Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	the outcome, timing and costs of seeking regulatory approvals generally;
•

the costs of commercialization activities for eravacycline and other product candidates if we receive marketing approval, including the timing and costs of establishing product sales, marketing, distribution and manufacturing capabilities;

•	the timing and costs of manufacturing activities in anticipation of commercial launch of eravacycline;
•	the timing and costs of our ongoing clinical trials for our product candidates;
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

Currently, our only external source of funds is funding under subcontracts awarded to us by CUBRC pursuant to government contracts from BARDA and NIAID, and an award from CARB-X. Although the BARDA contract and our subcontract with CUBRC under the BARDA contract have terms which currently expire on September 30, 2018, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is for up to $41.9 million from the initial contract date through September 30, 2018, of which $35.7 million had been received through December 31, 2017.

Similarly, although the NIAID contract and our subcontract with CUBRC under the NIAID contract have terms which currently expire on March 31, 2019, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond March 31, 2019. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID contract is for up to $16.9 million, of which $13.2 million had been received through December 31, 2017.

Similarly, although the CARB-X Award has a term which currently expires on December 31, 2018, CARB-X is entitled to terminate the project for convenience at any time. Committed funding from the CARB-X Award is for up to $4.0 million from the initial award date through December 31, 2018, of which $44,000 had been received through December 31, 2017.

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

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources in the development of eravacycline for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections. Specifically, we were developing eravacyline for the treatment of both cIAI and cUTI. We have conducted four phase 3 clinical trials – IGNITE1 and IGNITE4 for the treatment of cIAI and IGNITE2 and IGNITE3 for the treatment of cUTI. We submitted an NDA to the FDA for IV eravacycline for the treatment of cIAI and a marketing authorization application, or MAA, to the EMA for IV eravacycline for the treatment of cIAI. In February 2018, we announced top-line data from IGNITE3, our phase 3 clinical trial evaluating the safety and efficacy of eravacycline with IV administration for the treatment of cUTI. IGNITE3 failed to meet the co-primary efficacy endpoints. As a result, we are no longer developing eravacycline for the treatment of cUTI.

Our prospects are substantially dependent on our ability to develop, obtain marketing approval for and successfully commercialize eravacycline for the treatment of cIAI. The success of eravacycline will depend on several factors, including the following:

•	successful outcome of discussions with regulatory agencies regarding our planned marketing applications;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishment of arrangements with third-party manufacturers to obtain manufacturing supply;
•	obtainment and maintenance of patent and trade secret protection and regulatory exclusivity;
•	protection of our rights in our intellectual property portfolio;
•	successful manufacturing of commercial scale batches of eravacycline;
•	commercial launch of eravacycline, if and when approved, whether alone or in collaboration with others;
•	acceptance of eravacycline, if and when approved, by patients, the medical community and third-party payors;
•	favorable results of any additional clinical trials involving eravacycline that we may conduct;
•	competition with other therapies; and
•	a continued acceptable safety profile of eravacycline following approval.

If we are unable to develop, receive marketing approval for, or successfully commercialize eravacycline for the treatment of cIAI, or experience delays as a result of any of these matters or otherwise, our business could be materially harmed.

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

The clinical development of eravacycline and other product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to achieve efficacy in a trial or across a broad population of patients, the occurrence of severe adverse events, failure to comply with protocols or applicable regulatory requirements, and determination by the FDA or any comparable foreign regulatory authority that a drug product is not approvable. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, although eravacycline achieved favorable results in the lead-in part of IGNITE2, the pivotal portion of IGNITE2 did not meet the primary endpoint of statistical non-inferiority compared to levofloxacin. In July 2017 we announced positive top line data from IGNITE4. Further, in the first quarter of 2018 we reported top-line data for our IGNITE3 phase 3 clinical trial evaluating the safety and efficacy of eravacycline with IV administration for the treatment of cUTI. IGNITE3 failed to meet the co-primary efficacy endpoints of responder rate (a combination of clinical cure and microbiological success) in the microbiological intent-to-treat population at the end-of-IV treatment visit and at the test-of-cure visit, which were evaluated using a 10% non-inferiority margin. We may fail to achieve success in any other future clinical trial of any other product candidate.

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

In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. In addition, in the case of our clinical trials, results may differ on the basis of the type of bacteria with which patients are infected. We cannot be certain that other clinical trials that we may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidates.

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

If we are required to conduct additional clinical trials or other testing of eravacycline, or any other product candidate that we develop beyond the trials and testing that we contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are unfavorable or are only modestly favorable or if there are safety concerns associated with eravacycline or our other product candidates, we may:

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

We may not be able to initiate or continue clinical trials for any other product candidate that we develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in clinical trials for such other product candidate as required by the FDA or comparable foreign regulatory authorities, such as the EMA. Patient enrollment is a significant factor in the timing of clinical trials, and is affected by many factors, including:

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

We have never commercialized a product candidate for any indication. Even if eravacycline or any other product candidates that we develop are approved by the appropriate regulatory authorities for marketing and sale, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If physicians, rightly or wrongly, associate our product candidates with antibiotic resistance issues of other products of the same class, physicians might not prescribe our product candidates for treating a broad range of infections. If eravacycline or any other product candidate that we develop does not achieve an adequate level of market acceptance, we may not generate significant product revenues and, therefore, we may not become profitable. The degree of market acceptance of eravacycline, if approved, or any other product candidate that is approved for commercial sale, will depend on a number of factors, including, but not limited to:

•	the efficacy and safety of the product;
•	the potential advantages of the product compared to alternative treatments;
•	the prevalence and severity of any side effects;
•	the clinical indications for which the product is approved;
•	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling or an approved risk evaluation and mitigation strategy;
•	our ability to offer the product for sale at competitive prices;

•	the product’s convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try, and of physicians to prescribe, the product;
•	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular infections;
•	the strength of marketing and distribution support;
•	the approval of other new products for the same indications;
•	the timing of market introduction of our approved products as well as competitive products;
•	the cost of treatment in relation to alternative treatments;
•	availability and level of coverage and amount of reimbursement from government payors, managed care plans and other third-party payors;
•	the effectiveness of our sales and marketing efforts;
•	adverse publicity about the product or favorable publicity about competitive products; and
•	the development of resistance by bacterial strains to the product.

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

We currently do not have a sales, marketing or distribution infrastructure and as a company have little experience in the sales, marketing, or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. We intend to develop and build a commercial organization in the United States and recruit experienced sales, marketing and distribution professionals, which will require substantial resources, will be time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization costs. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. In addition, we may not be able to hire a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets we intend to target. If we are unable to establish a sales force and marketing and distribution capabilities, our operating results may be adversely affected.

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

We plan to commercialize eravacycline outside the United States with the assistance of collaborators. As a result of entering into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues to us may be lower than if we were to directly market and sell products in those markets. As an example, if Everest Medicines is unsuccessful in developing eravacycline in the Chinese market, we may not receive any future milestone or royalty payments. Furthermore, we may be unsuccessful in entering into the necessary arrangements with third parties or may be unable to do so on terms that are favorable to us. In addition, we likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively.

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

There are a variety of available therapies marketed for the treatment of resistant or even multidrug-resistant infections that we would expect would compete with eravacycline, including meropenem/vaborbactam, which is being marketed by Melinta Therapeutics as Vabomere, ceftazidime/avibactam, which is marketed by Allergan, Inc. as Avycaz; meropenem, which is marketed by AstraZeneca as Merrem; ceftolozane/tazobactam, imipenem/cilastatin, and ertapenem which are marketed by Merck & Co., Inc. as Zerbaxa, Primaxin and Invanz, respectively; tigecycline, which is marketed by Pfizer, Inc. as Tygacil; and piperacillin/tazobactam, which is marketed by Pfizer, Inc. as Zosyn. Many of the available therapies are well established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. If eravacycline is approved, it may be priced at a significant premium over other competitive products. This may make it difficult for eravacycline to compete with these products.

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

Although we expect to commercialize eravacycline ourselves in the United States, we intend to seek to commercialize eravacycline outside the United States through collaboration arrangements. For instance, in February 2018, we entered into a license agreement with Everest Medicines Limited whereby we granted Everest Medicines an exclusive license to develop and commercialize eravacycline for the treatment of complicated intra-abdominal infections and other indications, in mainland China and several other Asian territories and countries. In addition, we may seek third-party collaborators for development and commercialization of other product candidates. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangements.

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

Collaborations involving our product candidates, such as our license arrangement with Everest Medicines, may pose a number of risks, including the following:

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

We will require additional funds to complete the development and potential commercialization of eravacycline and our other product candidates. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. For example, we intend to utilize a variety of types of collaboration arrangements for commercialization of eravacycline outside the United States. Our ability to enter into any such collaboration may be significantly delayed, or the terms on which we enter into collaborations may be adversely affected, due to the unfavorable results of IGNITE3.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include:

•	the design or results of clinical trials, such as the negative results of our clinical trials of eravacycline for the treatment of cUTI;
•	the likelihood of approval by the FDA or comparable foreign regulatory authorities;

•	the potential market for the subject product candidate;
•	the costs and complexities of manufacturing and delivering such product candidate to patients;
•	the potential for competing products;
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

We do not currently have nor do we plan to build the internal infrastructure or capability to manufacture eravacycline or our other product candidates for use in the conduct of our clinical trials or for commercial supply. We currently rely on and expect to continue to rely on third-party contract manufacturers to manufacture clinical supplies of eravacycline and our other product candidates, and we have relied and expect to continue to rely on third-party contract manufacturers to manufacture registration batches and commercial quantities of any product candidate that we commercialize following approval for marketing by applicable regulatory authorities. Reliance on third-party manufacturers entails risks, including:

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

Four trademark applications for TETRAPHASE PHARMACEUTICALS, our logo, and combinations of those have been allowed in the United States, meaning that we can perfect our registrations when we have commenced use in commerce. TETRAPHASE PHARMACEUTICALS is registered in nine other jurisdictions and pending in three others. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. We own pending trademark applications for two proposed proprietary names for the eravacycline product in the United States, but they have not yet been examined and could be rejected and opposed, and registrations for the proposed proprietary product names may not be obtained, maintained or enforced. We do not yet own applications to register the proprietary product name outside the United States and the availability of the proposed names for registration and use in foreign jurisdictions is not known. In addition, in the United States Patent and Trademark Office and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to seek to cancel registered trademarks. Cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. We have also obtained registration for our design work in two jurisdictions, and applications remain pending for those design marks in the United States and one other jurisdiction.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development, regulatory, commercialization and business development expertise of our executive management team, as well as the other principal members of our management, scientific and clinical team. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time. For instance, in December 2017, our former chief medical officer terminated his employment with us.

We do not have formal employment agreements with any of our other employees. If we lose one or more of our executive officers or key employees, our ability to implement our business strategy successfully could be seriously harmed. We may face difficulty attracting and retaining our executive officers and key employees as a consequence of the results of IGNITE3. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to develop and commercialize drug candidates will be limited.

We expect to grow our organization, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales, marketing and distribution. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities to devote time to managing these growth activities. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our inability to effectively manage the expansion of our operations may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy.

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

Our internal computer systems, or those of any collaborators, contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs or overall business operations.

Our internal computer infrastructure and those of any collaborators, contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed or halted.

Risks Related to Our Common Stock

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

Our stock price may be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, our stock traded within a range of a high price of $52.90 per share and a low price of $2.05 per share for the period beginning March 20, 2013, our first day of trading on the NASDAQ Global Select Market, through March 1, 2018. As a result of this volatility, investors may not be able to sell their common stock at or above the prices they paid for it. The market price for our common stock may be influenced by many factors, including:

•	the filing and approval of marketing applications;
•	the timing of clinical trials of our product candidates;
•	results of clinical trials of our product candidates;
•	regulatory actions by the FDA or equivalent authorities in foreign jurisdictions with respect to eravacycline and any other product candidate;
•	failure or discontinuation of any of our development programs;
•	the success of existing or new competitive products or technologies;
•	results of clinical trials of product candidates of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to develop, in-license or acquire additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or other stockholders;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

We have been and may again be subject to class action litigation and have been subject to shareholder derivative litigation due to stock price volatility, which could distract our management and could result in substantial costs or large judgments against us.

The stock market frequently experiences extreme price and volume fluctuations. We have experienced significant declines in our stock price following our announcements that our phase 3 clinical trials for eravacycline for the treatment of patients with cUTI did not meet the primary endpoint of those trials. In addition, the market prices of securities of companies in the biotechnology and pharmaceutical industry have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations could adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. In fact, in January 2016 and March 2016, two class action lawsuits were filed against us, our chief executive officer and certain former executives in the United States District Court for the District of Massachusetts. These cases were subsequently consolidated. In November 2017 plaintiffs withdrew a pending appeal in the United States Court of Appeals for the First Circuit. In addition, in May 2016, a shareholder derivative action was filed against our chief executive officer, certain former executive officers, all the members of our current board of directors, a former board member, and against us as nominal defendant, in Massachusetts Superior Court (Suffolk County). This case was subsequently dismissed by the court without prejudice due to the plaintiff’s failure to properly perfect service of process. Due to the volatility in our stock price, we may be the target of similar litigation in the future.

We may be the subject of future litigation, including as a result of our announcement of the failure of IGNITE3 to meet its co-primary endpoints. In connection with any such future litigation, we could incur substantial costs and such costs and any related settlements or judgments may not be covered by insurance. We could also suffer an adverse impact on our reputation and a diversion of management’s attention and resources, which could cause serious harm to our business, operating results and financial condition.

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

None.

ITEM 2.	Properties

We lease our principal facilities, which consist of approximately 37,438 square feet of office, research and laboratory space located at 480 Arsenal Way, Watertown, Massachusetts. The leases covering this space expire on November 30, 2019. We believe that our existing facilities are sufficient for our current needs. In the third quarter of 2016, we entered into a sublease with respect to a portion of our principal facilities with an unrelated third party. The term of the sublease expires in November 2019.

ITEM 3.	Legal Proceedings

In January 2016 and March 2016, two securities class action lawsuits were filed against us, our chief executive officer, our former chief operating officer and our former chief financial officer, in the United States District Court for the District of Massachusetts. In May 2016, the court consolidated the two lawsuits and appointed lead plaintiffs and lead counsel. The lead plaintiffs filed a consolidated amended complaint in July 2016 and filed a second consolidated amended complaint in August 2016. The second amended complaint was brought on behalf of an alleged class of those who purchased our common stock between March 5, 2015 and September 8, 2015, and alleged claims arising under Sections 10 and 20 of the Exchange Act of 2934, as amended. The complaint generally alleged that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning IGNITE2. The complaint sought, among other relief, unspecified compensatory damages, attorneys’ fees and costs. In October 2016, we filed a motion to dismiss the second amended complaint in its entirety, which plaintiffs opposed. Our motion to dismiss was granted by the United States District Court for the District of Massachusetts in May 2017. In July 2017 plaintiffs appealed this decision to the United States Court of Appeals for the First Circuit, or the First Circuit. In November 2017 plaintiffs withdrew their appeal to the First Circuit.

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

Market Price Information

Our common stock began trading on the NASDAQ Global Select Market on March 20, 2013 under the symbol “TTPH”. Prior to that date, there was no established public trading market for our common stock. The following table sets forth, for the periods indicated, the high and low intraday sales prices of our common stock as reported by the NASDAQ Global Select Market:

	High	Low
2017
First Quarter	$9.93	$3.57
Second Quarter	$9.53	$6.41
Third Quarter	$8.75	$5.28
Fourth Quarter	$7.98	$5.60

	High	Low
2016
First Quarter	$9.98	$3.48
Second Quarter	$6.28	$3.12
Third Quarter	$4.65	$3.62
Fourth Quarter	$5.12	$3.11

Holders

At March 5, 2018, there were approximately 8 holders of record of our common stock. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be set forth in the definitive proxy statement we will file in connection with our 2018 Annual Meeting of Stockholders and is incorporated by reference herein.

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

$700
$650
$600
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$-
3/20/2013
3/31/2013
6/30/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
TTPH
NASDAQ Composite Index

	3/20/13	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Tetraphase Pharmaceuticals	$100.00	$193.14	$567.29	$143.29	$57.57	$90.00
NASDAQ Composite Index	$100.00	$128.34	$145.54	$153.88	$165.42	$212.14
NASDAQ Biotechnology Index	$100.00	$145.52	$195.14	$217.43	$170.28	$206.14
ITEM 6.	Selected Financial Data

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

The consolidated statement of operations data for each of the three years in the period ended December 31, 2017 and the consolidated balance sheet data at December 31, 2017 and 2016 have been derived from our audited consolidated financial statements for such years, included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data at December 31, 2015, 2014 and 2013 have been derived from the audited consolidated financial statements for such years not included in this Annual Report on Form 10-K.

Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Statement of Operations data:
Contract and grant revenue	$9,666	$5,145	$11,686	$9,098	$10,486
Operating expenses:
Research and development	101,706	63,764	73,768	61,932	31,508
General and administrative	23,675	19,211	20,916	12,932	7,168
Total operating expenses	125,381	82,975	94,684	74,864	38,676
Loss from operations	(115,715)	(77,830)	(82,998)	(65,766)	(28,190)
Other income (expense):
Other income (expense)	963	350	(191)	(976)	(1,446)
Total other income (expense)	963	350	(191)	(976)	(1,446)
Net loss	$(114,752)	$(77,480)	$(83,189)	$(66,742)	$(29,636)
Net loss per share-basic and diluted	$(2.63)	$(2.11)	$(2.36)	$(2.49)	$(1.78)
Weighted-average number of common shares used in net loss per share-basic and diluted	43,582	36,704	35,261	26,807	16,665

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$136,411	$142,086	$205,912	$121,042	$102,712
Working capital	128,921	138,962	203,071	109,321	92,229
Total assets	149,040	151,710	214,917	127,204	105,886
Current liabilities	18,525	11,495	10,697	17,276	13,191
Long-term obligations	105	162	165	1,362	4,887
Accumulated deficit	(461,884)	(347,132)	(269,652)	(186,463)	(119,721)
Total stockholders’ equity	$130,410	$140,053	$204,055	$108,566	$87,808

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical-stage biopharmaceutical company using our proprietary chemistry technology to create novel antibiotics for serious and life-threatening multidrug-resistant infections. We are developing our lead product candidate, eravacycline, a fully synthetic fluorocycline, as an intravenous, or IV antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including multidrug-resistant, or MDR, Gram-negative infections in patients, such as those with complicated intra-abdominal infections, or cIAI.

We conducted a global phase 3 clinical program for eravacycline called IGNITE (Investigating Gram-Negative Infections Treated with Eravacycline).

On July 25, 2017, we announced top-line data from our IGNITE4 trial, a global phase 3 randomized, double-blind, double-dummy, multicenter, prospective study assessing the efficacy, safety and pharmacokinetics of twice-daily intravenous, or IV, eravacycline (1.0 mg/kg every 12 hours) compared with meropenem (1g every 8 hours) for the treatment of complicated intra-abdominal infections, or cIAI that we conducted in 500 patients. In the trial, eravacycline met the primary endpoint of statistical non-inferiority of clinical response at the test-of-cure, or TOC, visit, under the guidance set by the United States Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA. Prior to IGNITE4, we conducted IGNITE1, a phase 3 clinical trial of twice daily IV eravacycline (1.0 mg/kg every 12 hours) compared with ertapenem (1.0g IV every 24 hours) for the treatment of cIAI. In IGNITE1, eravacycline met the primary endpoint of statistical non-inferiority of clinical response.

On January 2, 2018, we announced the submission of a new drug application, or NDA, to the FDA for IV eravacycline for the treatment of cIAI. The NDA submission includes data from the IGNITE1 and IGNITE4 phase 3 clinical trials. In the third quarter of 2017 we submitted a marketing authorization application, or MAA, to the EMA for IV eravacycline for the treatment of cIAI primarily based upon the results of IGNITE1. In February 2018, the FDA notified us that it had completed its initial 60-day review of our NDA and August 28, 2018 was set as the Prescription Drug User Fee Act, or PDUFA, goal date for the FDA’s completion of its review of our NDA.

The FDA has granted Qualified Infectious Disease Product (QIDP) and Fast Track designations for IV eravacycline for cIAI.

In February 2018, we announced top-line data from our IGNITE3 trial, a global phase 3 randomized, multi-center, double-blind, clinical trial evaluating the efficacy and safety of once-daily intravenous, or IV, eravacycline, at a dose of 1.5mg/kg every 24 hours, compared to ertapenem, at a dose of 1g every 24 hours, for the treatment of complicated urinary tract infections, or cUTI, that we conducted in 1,205 patients who were randomized 1:1 to receive eravacycline or ertapenem for a minimum of 5 days, and then were eligible for transition to an appropriate approved oral agent. In this trial, eravacycline did not meet the co-primary endpoints of responder rate, a combination of clinical cure and microbiological success, the microbiological intent-to-treat, or micro-ITT, population at the end-of-IV treatment visit and at the test-of-cure visit (5-10 days post therapy). These endpoints were evaluated using a 10% non-inferiority margin. Given the IGNITE3 results, we are no longer evaluating IV eravacycline for the treatment of cUTI and have also ceased development of an oral formulation for eravacycline for the treatment of cUTI.

Eravacycline is designed to treat a broad range of infections, including infections due to multidrug-resistant bacteria. In in vitro experiments, eravacycline has demonstrated the ability to cover a wide variety of multidrug-resistant Gram-negative, Gram-positive, anaerobic and atypical bacteria, including multidrug-resistant Klebsiella pneumoniae and multi-drug resistant Acinetobacter. Multidrug-resistant Klebsiella pneumoniae is one of the carbapenem-resistant Enterobacteriaceae (or CREs) listed as an urgent threat and multi-drug resistant Acinetobacter is listed as a serious threat by the Centers for Disease Control and Prevention, or CDC, in a September 2013 report and they are listed as Priority 1; Critical pathogens in the World Health Organization’s priority pathogens list for R&D, published in February 2017. CREs were a confirmed area of great concern by the World Health Organization in an April 2014 global surveillance report. Gram-negative bacteria that are resistant to multiple available antibiotics are increasingly common and a growing threat to public health. We believe that the ability of eravacycline to cover multidrug-resistant Gram-negative bacteria, as well as multidrug-resistant Gram-positive, anaerobic and atypical bacteria, will enable eravacycline to become the drug of choice for first-line empiric treatment of patients with cIAI.

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

We commenced business operations in July 2006. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary chemistry technology, identifying potential product candidates and undertaking preclinical studies and clinical trials of our product candidates. To date, we have not generated any product revenue and have primarily financed our operations through public offerings and private placements of our equity securities, debt financings and funding from the United States government. As of December 31, 2017, we had received an aggregate of $553 million in net proceeds from the issuance of equity securities and borrowings under debt facilities and an aggregate of $49.9 million from government grants and contracts. As of December 31, 2017, our principal source of liquidity was cash and cash equivalents, which totaled $136.4 million.

As of December 31, 2017, we had an accumulated deficit of $461.9 million. Our net losses were $114.8 million, $77.5 million and $83.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. We expect that our expenses will decrease in 2018 compared with 2017, as the completion of the IGNITE clinical program will offset cost increases associated with conducting pre-commercialization activities for eravacycline and, if approved, the launch of eravacycline. If we obtain marketing approval for eravacycline, we do expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses.

We believe that our available funds will be sufficient to support our operations through the first half of 2019, which we believe will allow us to fund the initial launch of IV eravacycline for the treatment of cIAI. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to fund our operations including ongoing spending to commercialize eravacycline. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Moreover, we will need to generate significant revenue to achieve profitability, and we may never do so. It is also possible that we will not achieve the progress that we expect with respect to the eravacycline launch, if approved.

Financial overview

Contract and Grant Revenue

We have derived all of our revenue to date from funding provided under four U.S. government awards for the development of our compounds as potential counter measures for the treatment of disease caused by bacterial biothreat pathogens through our collaborator CUBRC Inc., or CUBRC, an independent, not-for-profit, research corporation that specializes in U.S. government-based contracts and from Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, or CARB-X, an international public-private partnership focused on advancing new antimicrobial products to address the threat of antibiotic resistance:

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

•

We have received funding for TP-271 under two awards from the National Institute of Allergy and Infectious Diseases, or NIAID, a division of National Institutes of Health, for the development, manufacturing and clinical evaluation of TP-271 for respiratory diseases caused by biothreat and antibiotic-resistant public health pathogens, as well as bacterial pathogens associated with community-acquired bacterial pneumonia:

-	a grant awarded to CUBRC in July 2011 that provides up to a total of approximately $2.9 million through May 31, 2017, when it expired, which we refer to as the NIAID Grant; and
-	a contract awarded to CUBRC in September 2011 that provides up to a total of approximately $35.8 million in funding through March 31, 2019, which we refer to as the NIAID Contract.

We are collaborating with CUBRC on these grants and subcontracts, because when we initially decided to seek government funding, we recognized that we did not have any expertise in bidding for, administrating or managing government-funded contracts. CUBRC serves as the prime contractor under the BARDA Contract, the NIAID Grant and the NIAID Contract, primarily carrying out a program management and administrative role with additional responsibility for the management of preclinical studies. We serve as lead technical expert on all aspects of these awards and also serve as a subcontractor responsible for management of chemistry, manufacturing and control activities and clinical studies. We derive all of our revenue under these collaborations through subcontracts with, and a subaward from, CUBRC, with the flow of funds following the respective activities being conducted by us and by CUBRC.

•

In connection with the BARDA Contract, in February 2012, we entered into a cost-plus-fixed-fee subcontract with CUBRC which currently expires on September 30, 2018 under which we may receive funding of up to approximately $41.9 million, reflecting the portion of the BARDA Contract funding that may be paid to us for our activities.

•

In connection with the NIAID Contract, in October 2011, we entered into a cost-plus-fixed-fee subcontract with CUBRC which currently expires on March 31, 2019 under which we may receive funding of up to approximately $16.9 million, reflecting the portion of the NIAID Contract funding that may be paid to us for our activities.

•

In connection with the NIAID Grant, in November 2011, CUBRC awarded us an initial 55-month, no-fee subaward which was extended and expired on May 31, 2017 under which we received funding of up to approximately $0.9 million, reflecting the portion of the NIAID Grant funding that was paid to us for our activities.

Although the BARDA Contract and our subcontract with CUBRC under the BARDA Contract have terms which currently expire on September 30, 2018, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is up to $41.9 million from the initial contract date through September 30, 2018, of which $35.7 million had been received through December 31, 2017.

Similarly, although the NIAID Contract and our subcontract with CUBRC under the NIAID Contract have terms which currently expire on March 31, 2019, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond March 31, 2019. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID Contract is for up to $16.9 million, from the initial contract date through March 31, 2019, of which $13.2 million had been received through December 31, 2017.

In March 2017, the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, or CARB-X, an international public-private partnership focused on advancing new antimicrobial products to address the threat of antibiotic resistance, selected us to receive up to $4.0 million in research funding over 18 months for TP-6076. In connection with this funding, we entered into a cost reimbursement Sub-Award Agreement with the Trustees of Boston University, the administrator of the program. We began recognizing revenue from the Sub-Award Agreement in April 2017. Of the $4.0 million in committed funding, $44,000 has been received through December 31, 2017. Although the Sub-Award Agreement has a term which currently expires on December 31, 2018, the project can be terminated for convenience at any time.

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

We expect that our revenue will be less than our expenses for the foreseeable future and that we will experience continued losses as we continue our development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. Even if we are able to generate revenue from the sale of one or more products, we may not become profitable.

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

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and laboratory supplies, to each program based on the personnel resources allocated to such program. Expenses related to facilities, consulting, travel, conferences, stock-based compensation and depreciation are not allocated to a program and are separately classified as other research and development expenses. The following table identifies research and development expenses on a program-specific basis for our product candidates for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Eravacycline	$75,541	$37,430	$48,368
BARDA Contract	5,235	2,394	10,280
NIAID Contract and NIAID Grant	3,131	1,870	890
TP-6076	3,348	5,517	3,232
CARB-X	715	-	-
Other development programs	1,186	2,196	619
Other research and development	12,550	14,357	10,379
Total research and development	$101,706	$63,764	$73,768

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

As of December 31, 2017, we had incurred an aggregate of $256.3 million in research and development expenses related to the development of eravacycline, and $36.3 million in research and development expenses related to the development of eravacycline that were funded under the BARDA Contract. We expect that our research and development expenses will decrease as we complete the IGNITE program for eravacycline.

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

We have licensed our proprietary chemistry technology from Harvard University on an exclusive worldwide basis under a license agreement that we entered into in August 2006. Under our license agreement, we have paid Harvard an aggregate of $6.1 million in upfront license fees and development milestone payments. We have also issued 31,379 shares of our common stock to Harvard under the license agreement. In addition, we have agreed to make payments to Harvard upon the achievement of specified future development and regulatory milestones totaling up to $15.1 million for each licensed product candidate ($4.8 million of which has already been paid with respect to eravacycline), and to pay tiered royalties in the single digits based on annual worldwide net sales, if any, of licensed products, our affiliates and our sublicensees. We are also obligated to pay Harvard a specified share of non-royalty sublicensing revenues that we receive from sublicensees for the grant of sublicenses under the license and to reimburse Harvard for specified patent prosecution and maintenance costs. The next milestone payments due under the license agreement with respect to eravacycline are a $3.0 million payment upon acceptance of our NDA filing by the FDA, which occurred in February 2018, and a payment due under our Everest license agreement.

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

Other Income

Other income consists primarily of interest income earned on our cash and cash equivalents.

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

Revenue Recognition

We have derived all of our revenue to date from our subcontracts with CUBRC under the BARDA Contract and the NIAID Contract, our subaward under the NIAID Grant and our award from CARB-X. We recognize revenue under these best-efforts, cost-reimbursable and cost-plus-fixed-fee arrangements as we perform services under the arrangements so long as an arrangement has been executed and the fees for these services are fixed or determinable, legally billable and reasonably assured of collection. Recognized amounts reflect our partial performance under the subcontracts and subaward and equal direct and indirect costs incurred plus fixed fees, where applicable. We do not recognize revenue under these arrangements for amounts related to contract periods where funding is not yet committed as amounts above committed funding thresholds would not be considered fixed or determinable or reasonably assured of collection. Revenues and expenses under these arrangements are presented gross on our statements of operations and comprehensive loss as we have determined we are the primary obligor under these arrangements relative to the research and development services we perform as lead technical expert.

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

Revenue under our subaward under the NIAID Grant and the CARB-X Award are earned under a cost-reimbursable arrangement in which we are reimbursed for direct costs incurred plus allowable indirect costs. Billings under the NIAID Grant and CARB-X Award are based on approved provisional indirect billing rates, which permit recovery of fringe benefits and allowable general and administrative expenses.

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

Determining the amount of stock-based compensation to be recorded requires us to develop estimates of the fair value of stock-based awards as of their grant date for awards granted to employees and as of their measurement date for awards granted to non-employees. For awards granted to employees, we recognize stock-based compensation expense ratably over the requisite service period, which in most cases is the vesting period of the award. For awards granted to non-employees, we recognize stock-based compensation expense over the requisite service period using the accelerated attribution method. Calculating the fair value of stock-based awards requires that we make subjective assumptions.

We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Since we completed our IPO on March 25, 2013, we have not had sufficient historical data to support a calculation of volatility and expected life. As such, we have used a weighted-average volatility considering our own volatility and the volatilities of a representative group of publicly traded companies. For purposes of identifying similar entities, we selected a group of publicly traded life science/biotechnology companies based on their disease focus, stage of development, number of compounds in clinical trials and number of years as a publicly-traded company. We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. For non-employee grants, we use an expected term equal to the remaining contractual term of the award. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention of paying cash dividends. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of measurement for instruments with a similar expected term.

In May 2017, the Financial Accounting Standards Board, or FASB issued Accounting Standards Update, or ASU, No. 2017-09, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new standard will be effective on January 1, 2018. We are currently evaluating the potential impact that this standard may have on our financial position, statements of operations and cash flows.

Results of Operations

Comparison of Years Ended December 31, 2017 and 2016

The following tables summarize the results of our operations for each of the years ended December 31, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	Years Ended December 31,		Increase/
	2017	2016	(decrease)%
	(in thousands)
Revenues	$9,666	$5,145	$4,521	88%
Operating expenses:
Research and development	101,706	63,764	37,942	60%
General and administrative	23,675	19,211	4,464	23%
Total operating expenses	125,381	82,975	42,406	51%
Loss from operations	(115,715)	(77,830)	(37,885)	49%
Other income (expense)	963	350	613	175%
Net loss	$(114,752)	$(77,480)	$(37,272)	48%

Revenue from U.S. Government Contracts and Grants

The following table sets forth our contract and grant revenue for the years ended December 31, 2017 and 2016:

	Years Ended December 31,		Increase/
Revenue	2017	2016	(decrease)%
	(in thousands)
BARDA Contract	$5,463	$2,879	$2,584	90%
NIAID Contract	3,509	2,164	1,345	62%
CARB-X Award	685	—	685	—
NIAID Grant	9	102	(93)	(91)%
	$9,666	$5,145	$4,521	88%

Contract and grant revenue was $9.7 million for the year ended December 31, 2017 compared to $5.1 million for the year ended December 31, 2016, an increase of $4.5 million, or 88%. This increase was primarily due to changes in the timing and scope of activities under our subcontracts with respect to the BARDA and NIAID Contracts conducted during the year ended December 31, 2017 as compared to the year ended December 31, 2016 and the addition of amounts received under the CARB-X Award.

Research and Development Expenses

Research and development expenses were $101.7 million for the year ended December 31, 2017 compared to $63.8 million for the year ended December 31, 2016, an increase of $37.9 million, or 60%. The increase was primarily due to costs associated with conducting our IGNITE3 and IGNITE4 phase 3 clinical trials and an increase in regulatory costs associated with eravacycline related to our MAA and NDA filing activities.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2017 were $23.7 million compared to $19.2 million for the year ended December 31, 2016, an increase of $4.5 million, or 23%. This increase was primarily due to an increase in pre-launch commercial and business development expenses and headcount related costs.

Other Income

Other income consisted of interest income for the year ended December 31, 2017 was $1.0 million compared to $0.3 for the year ended December 31, 2016, driven by the larger cash balance from our follow-on public offering and sales under our “at-the-market” offering program in 2017.

Comparison of Years Ended December 31, 2016 and 2015

The following tables summarize the results of our operations for each of the years ended December 31, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Years Ended December 31,		Increase/
	2016	2015	(decrease)%
	(in thousands)
Revenues	$5,145	$11,686	$(6,541)	(56)%
Operating expenses:
Research and development	63,764	73,768	(10,004)	(14)%
General and administrative	19,211	20,916	(1,705)	(8)%
Total operating expenses	82,975	94,684	(11,709)	(12)%
Loss from operations	(77,830)	(82,998)	5,168	(6)%
Other income (expense)	350	(191)	541	(283)%
Net loss	$(77,480)	$(83,189)	$5,709	(7)%

Revenue from U.S. Government Contracts and Grants

The following table sets forth our contract and grant revenue for the years ended December 31, 2016 and 2015:

	Years Ended December 31,		Increase/
Revenue	2016	2015	(decrease)%
	(in thousands)
BARDA Contract	$2,879	$10,773	$(7,894)	(73)%
NIAID Contract	2,164	756	1,408	186%
NIAID Grant	102	157	(55)	(35)%
	$5,145	$11,686	$(6,541)	(56)%

Contract and grant revenue was $5.1 million for the year ended December 31, 2016 compared to $11.7 million for the year ended December 31, 2015, a decrease of $6.6 million, or 56%. This decrease was primarily due to changes in the timing and scope of activities conducted under our subcontract with respect to the BARDA Contract during the year ended December 31, 2016 as compared to the year ended December 31, 2015, offset in part by the timing and scope of activities conducted under our subcontract with respect to the NIAID Contract.

Research and Development Expenses

Research and development expenses were $63.8 million for the year ended December 31, 2016 compared to $73.8 million for the year ended December 31, 2015, a decrease of approximately $10.0 million, or 14%. This decrease was primarily due to a decrease in clinical trial costs associated with the completion of IGNITE2, a decrease in certain pre-clinical registration activities for eravacycline and a decrease in drug manufacturing costs under our BARDA sub-contract. These decreases were offset in part by costs associated with the initiation of IGNITE2 and IGNITE4, an increase in personnel-related costs due to additional headcount and an increase in stock-based compensation expense resulting from additional headcount and our annual stock option awards and restricted stock units granted to employees during the first quarter of 2016.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2016 were $19.2 million compared to $20.9 million for the year ended December 31, 2015, a decrease of $1.7 million, or 8%. This decrease was primarily due to a decrease in market research and pre-commercialization expenses. This decrease was offset by an increase in stock-based compensation primarily due a non-employee stock-based compensation credit during 2015 and an increase in legal fees.

Other Income (Expense)

Other income for the year ended December 31, 2016 consisted of interest income of $0.3 million as compared to $42,000 for the year ended December 31, 2015. The increase was driven by implementation of a new cash sweep account and improved overall yields on our money market funds. Other expense for the year ended December 31, 2015 consisted of interest expense of $0.2 million related to our term loan facility with Silicon Valley Bank and Oxford Finance. These facilities were paid in full on March 31, 2015 and therefore there was no interest expense for the year ended December 31, 2016.

Liquidity and Capital Resources

We have incurred losses since our inception and anticipate that we will continue to incur losses for at least the next several years. We expect that our total expenses to decrease but remain significant in 2018 and, as a result, we will need additional capital to fund our operations, which we may obtain from additional financings, research funding, collaborations, contract and grant revenue or other sources.

Since our inception, we have funded our operations principally through the receipt of funds from public offerings and private placements of equity securities, debt financings and contract research funding and research grants from the United States government.

As of December 31, 2017, we had cash and cash equivalents of approximately $136.4 million. We invest cash in excess of immediate requirements in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of December 31, 2017, our funds were held in cash and money market funds.

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

On January 17, 2017, we entered into a Controlled Equity Offering Sales Agreement, or sales agreement, with Cantor Fitzgerald & Co., as sales agent, or Cantor. On July 7, 2017, we entered into an amendment to the sales agreement, or the amended sales agreement. In accordance with the terms of the sales agreement, we may offer and sell through Cantor, from time to time, shares of our common stock up to an aggregate offering price of $80,000,000 through an “at-the-market” offering program. As of December 31, 2017, we had sold 4,157,873 shares under the Agreement at an average price of $7.78 per share and we had received aggregate cash proceeds of $31.1 million, after deducting the sales commissions and offering expenses. Under the Sales Agreement, Cantor may sell shares of our common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Global Select Market or on any other existing trading market for our common stock. We are not obligated to make any sales of shares of our common stock under the Sales Agreement. We or Cantor may suspend or terminate the offering of shares of our common stock upon notice to the other party and subject to other conditions. We will pay Cantor a commission rate equal to 3.0% of the gross proceeds per share sold.

On August 2, 2017, we sold 10,000,000 shares of common stock in an underwritten public offering at an offering price to the public of $6.50 per share, resulting in net proceeds to us of $60.7 million after deducting underwriting discounts and commissions of $3.9 million and offering costs of $0.4 million. In connection with the offering, we granted the underwriters an option to purchase up to an additional 1,500,000 shares on the same terms and conditions as the offering, pursuant to which the underwriters exercised an option to purchase 107,000 additional shares on August 25, 2017 resulting in additional net proceeds to us of approximately $0.7 million after deducting underwriting discounts and commissions.

The following table summarizes our sources and uses of cash for each of the periods set forth below:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash used in operating activities	$(98,050)	$(63,766)	$(76,707)
Net cash used in investing activities	(771)	(393)	(838)
Net cash provided by financing activities	93,146	333	162,415
Net increase (decrease) in cash and cash equivalents	$(5,675)	$(63,826)	$84,870

During the years ended December 31, 2017, 2016 and 2015, our operating activities used net cash of $98.1 million, $63.8 million and $76.7 million, respectively. Net cash used by operating activities for the year ended December 31, 2017 increased by $34.3 million compared to the year ended December 31, 2016. The increase is primarily due to an increase in expenses related to our eravacycline Phase 3 clinical studies and higher drug manufacturing and nonclinical costs in support of our NDA-related and pre-commercialization activities for eravacycline. Net cash used in operating activities for the year ended December 31, 2016 decreased by $12.9 million compared to the year ended December 31, 2015. The decrease is primarily due to a net decrease in expenses related to our eravacycline Phase 3 clinical studies and lower drug manufacturing and nonclinical costs in support of our NDA-related and pre-commercialization activities for eravacycline.

During the years ended December 31, 2017, 2016 and 2015, our investing activities used net cash of $0.8 million, $0.4 million and $0.8 million, respectively. The net cash used in investing activities during these periods resulted from purchases of property, plant and equipment to facilitate our increased research and development activities and increased headcount.

During the years ended December 31, 2017, 2016 and 2015 our net cash provided by financing activities was $93.1 million, $0.3 million and $162.4 million, respectively. The net cash provided by financing activities during the year ended December 31, 2017 was primarily due to sales of common stock under our amended sales agreement with Cantor Fitzgerald and our August 2017 follow-on public offering. The net cash provided by financing activities during the year ended December 31, 2016 primarily reflected proceeds from the issuance of stock under our stock plans. The net cash provided by financing activities during the year ended December 31, 2015 primarily reflected proceeds from our March 2015 follow-on public offering of $162.2 million, as well as proceeds from the exercise of stock options of $4.9 million, offset in part by repayment of the remaining indebtedness under our term loan facility with Silicon Valley Bank and Oxford Finance of $4.6 million.

Operating Capital Requirements

We expect to incur significant operating losses for at least the next several years as we continue development of eravacycline, seek marketing approval for eravacycline, manufacture drug product for our clinical and pre-clinical trials, conduct pre-commercialization and launch-related activities for eravacycline, conduct our phase 1 clinical trial of TP-271in healthy volunteers, and our phase 1 clinical trial of TP-6076 in healthy volunteers and satisfy our obligations under our license agreement with Harvard University. We may not be able to complete the development and initiate commercialization of eravacycline or our other product candidates if, among other things, our preclinical research and clinical trials with respect to our other product candidates are not successful, our manufacturing efforts are not successful, the FDA or the EMA does not approve eravacycline or our other product candidates when we expect, or at all.

We believe that our available funds will be sufficient to support our operations through the first half of 2019, which we believe will allow us to fund the initial launch of IV eravacycline for the treatment of cIAI. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to fund our operations including ongoing spending to commercialize eravacycline.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the outcome, timing and costs of seeking regulatory approvals;
•	costs related to the anticipated commercial launch of eravacycline;
•	revenue received from commercial sales of eravacycline, subject to receipt of marketing approval;
•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our other product candidates and potential product candidates;
•	the amount of funding that we receive under our subcontracts under the BARDA and NIAID Contracts, and the activities funded under the BARDA Contract, the NIAID Contract and our agreement with CARB-X;
•	the number and characteristics of product candidates that we pursue;
•

the costs of commercialization activities for other product candidates if we receive marketing approval, including the timing and costs of establishing product sales, marketing, distribution and manufacturing capabilities;

•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish, as we did with Everest Medicines;
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

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of payment due date by period at December 31, 2017:

	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1 -3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating leases (1)	$3,402	$1,752	$1,650	$-	$-
Harvard milestone payment (2)	7,750	7,750	-	-	-
Total contractual cash obligations	$11,152	$9,502	$1,650	$-	$-

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

(2)

Consists of milestone payments that would become due to Harvard of (i) $3.0 million upon acceptance by the FDA of an NDA filing for eravacycline, which occurred in February 2018, (ii) $1.8 million upon approval by the EMA of MAA filing for eravacycline, and (iii) $3.0 million upon approval by the FDA of our NDA filing for eravacycline. We cannot determine the exact timing of payment of these milestones, or if they would ever become due at all.

We are contractually obligated under our license agreement with Harvard University to make payments to Harvard upon the achievement of specified future development and regulatory milestones totaling up to $15.1 million for each licensed product candidate $4.8 million of which has already been paid with respect to eravacycline), and to pay tiered royalties in the single digits based on annual worldwide net sales, if any, of licensed products by us, our affiliates and sublicensees. We are also obligated to pay Harvard a specified share of non-royalty sublicensing revenue that we receive from sublicensees for the grant of sublicenses under the license and to reimburse Harvard for specified patent prosecution and maintenance costs. Many of these potential payments are contingent upon the occurrence of certain future events and, given the nature of those events, it is unclear when, if ever, we may be required to pay such amounts or what the total amount of such payments will be. Except for the milestone payments referenced in the contractual obligations table and described in the footnote above, the table does not include any other potential milestone or royalty payments to Harvard.

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

We are exposed to market risk related to changes in interest rates. Our cash equivalents consist of money market funds at December 31, 2017 and 2016. The investments in these financial instruments are made in accordance with an investment policy approved by our board of directors which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments that we invest in could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and investment securities available-for-sale in a variety of securities which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial condition would be materially impacted by an immediate change of 10% in interest rates.

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

TETRAPHASE PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tetraphase Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tetraphase Pharmaceuticals, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 6, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

Boston, Massachusetts

March 6, 2018

Tetraphase Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$136,411	$142,086
Accounts receivable	4,653	1,789
Prepaid expenses and other current assets	6,382	6,582
Total current assets	147,446	150,457
Property and equipment, net	1,395	1,054
Restricted cash	199	199
Total assets	$149,040	$151,710
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,306	$2,555
Accrued expenses	12,559	7,685
Deferred revenue	660	1,255
Total current liabilities	18,525	11,495
Other long term liabilities	105	162
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 125,000 shares authorized; 51,458 and 36,942 shares issued and outstanding at December 31, 2017 and 2016, respectively	51	37
Additional paid-in capital	592,243	487,148
Accumulated deficit	(461,884)	(347,132)
Total stockholders’ equity	130,410	140,053
Total liabilities and stockholders’ equity	$149,040	$151,710

See accompanying notes to consolidated financial statements.

Tetraphase Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues	$9,666	$5,145	$11,686
Operating expenses:
Research and development	101,706	63,764	73,768
General and administrative	23,675	19,211	20,916
Total operating expenses	125,381	82,975	94,684
Loss from operations	(115,715)	(77,830)	(82,998)
Other income (expense):
Other income (expense)	963	350	(191)
Other income (expense), net	963	350	(191)
Net loss	$(114,752)	$(77,480)	$(83,189)
Net loss per share-basic and diluted	$(2.63)	$(2.11)	$(2.36)
Weighted-average number of common shares used in net loss per share-basic and diluted	43,582	36,704	35,261
Comprehensive loss	$(114,752)	$(77,480)	$(83,189)

See accompanying notes to consolidated financial statements.

Tetraphase Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Shares		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2014	30,806	31	294,998	(186,463)	108,566
Issuance of common stock under stock plans	818	1	4,671	—	4,672
Issuance of common stock from follow-on public offering (net of underwriters discounts and issuance costs)	4,945	5	162,146	—	162,151
Shares issued in connection with employee stock purchase plan	16	—	239	—	239
Stock-based compensation expense	—	—	11,616	—	11,616
Net loss	—	—	—	(83,189)	(83,189)
Balance at December 31, 2015	36,585	37	473,670	(269,652)	204,055
Issuance of common stock under stock plans	298	—	146	—	146
Shares issued in connection with employee stock purchase plan	59	—	187	—	187
Stock-based compensation expense	—	—	13,145	—	13,145
Net loss	—	—	—	(77,480)	(77,480)
Balance at December 31, 2016	36,942	37	$487,148	$(347,132)	$140,053
Issuance of common stock under stock plans	173	—	289	—	289
Issuance of common stock from follow-on public offering less underwriters discounts and issuance costs	10,107	10	61,384	—	61,394
Issuance of common stock under "at-the-market" equity offering sales agreement, less issuance costs	4,158	4	31,138	—	31,142
Issuance of common stock under employee stock purchase plan	78	—	321	—	321
Stock-based compensation expense	—	—	11,963	—	11,963
Net loss	—	—	—	(114,752)	(114,752)
Balance at December 31, 2017	51,458	51	$592,243	$(461,884)	$130,410

See accompanying notes to consolidated financial statements.

Tetraphase Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(114,752)	$(77,480)	$(83,189)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	431	282	193
Amortization of deferred financing costs and debt discount	—	—	94
Accretion of final interest payment on term loans	—	—	45
Stock-based compensation expense	11,963	13,145	11,616
Loss from disposal of property and equipment	—	—	2
Changes in operating assets and liabilities:
Accounts receivable	(2,864)	2,362	(693)
Prepaid expenses and other assets	200	(2,870)	(1,514)
Accounts payable	2,751	(302)	(1,249)
Accrued expenses and other liabilities	4,816	751	(2,663)
Deferred revenue	(595)	346	651
Net cash used in operating activities	(98,050)	(63,766)	(76,707)
Investing activities
Purchases of property and equipment	(771)	(393)	(838)
Net cash used in investing activities	(771)	(393)	(838)
Financing activities
Proceeds from sale of common stock, net of underwriter discounts and issuance costs	92,536	—	162,151
Repayment of term loan payable	—	—	(4,646)
Proceeds from issuance of stock under stock plans	610	333	4,910
Net cash provided by financing activities	93,146	333	162,415
Net increase (decrease) in cash and cash equivalents	(5,675)	(63,826)	84,870
Cash and cash equivalents at beginning of period	142,086	205,912	121,042
Cash and cash equivalents at end of period	$136,411	$142,086	$205,912
Supplemental cash flow information
Cash paid for interest	$-	$-	$363

See accompanying notes to consolidated financial statements.

Tetraphase Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(1) Organization and Operations

The Company

Tetraphase Pharmaceuticals, Inc. (the “Company”) is a clinical-stage biopharmaceutical company using its proprietary chemistry technology to create novel antibiotics for serious and life-threatening multidrug-resistant infections. The Company is developing its lead product candidate, eravacycline, a fully synthetic fluorocycline, as an intravenous, or IV, antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including multidrug-resistant, or MDR, Gram-negative infections.

The Company has conducted a global phase 3 clinical program for eravacycline called IGNITE (Investigating Gram-Negative Infections Treated with Eravacycline).

In January 2018, the Company announced that it had submitted a new drug application, or NDA, for IV eravacycline for the treatment of complicated intra-abdominal infections, or cIAI, to the U.S. FDA based on the positive results from two of its phase 3 clinical trials (IGNITE1 and IGNITE4). In February 2018, the Company announced that the FDA had notified it that the FDA had completed its initial 60-day review of the NDA and August 28, 2018 was set as the Prescription Drug User Fee Act, or PDUFA, goal date for the FDA’s completion of its review of the NDA for eravacycline. In the third quarter of 2017, the Company submitted a marketing authorization application, or MAA, to the EMA for IV eravacycline for the treatment of cIAI primarily based upon the results of IGNITE1.

In addition to eravacycline, the Company is pursuing development of TP-271, a fully synthetic fluorocycline being developed for respiratory disease caused by bacterial biothreat pathogens, and TP-6076, a fully synthetic fluorocycline, targeted at unmet medical needs, including multidrug-resistant Gram-negative bacteria. Both these programs are in phase 1. The Company is no longer developing eravacycline (IV or oral formulations) for the treatment of complicated urinary tract infections as a result of the clinical outcomes of IGNITE2 and IGNITE3.

The Company has incurred annual net operating losses in every year since its inception. As of December 31, 2017, the Company had incurred losses since inception of $461.9 million. The Company has not generated any product revenues and has financed its operations primarily through public offerings and private placements of its equity securities, debt financings and funding from the United States government.

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

Concentrations of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, restricted cash and accounts receivable from CUBRC Inc. (“CUBRC”), an independent, not-for-profit, research corporation that specializes in U.S. government-based contracts, and the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, or CARB-X, an international public-private partnership focused on advancing new antimicrobial products to address the threat of antibiotic resistance. The Company maintains its cash and cash equivalent balances in the form of cash and money market accounts with financial institutions that management believes are creditworthy. The Company’s investment policy includes guidelines on the quality of the institutions and financial instruments and defines allowable investments that the Company believes minimize its exposure to concentration of credit risk. The Company has no financial instruments with off-balance-sheet risk of loss. The company has a strong track record of collection on its accounts receivable from CUBRC. The company’s agreement with CARB-X has been in place since 2017.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents at December 31, 2017 and 2016 consisted of cash and money market funds.

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

Financial instruments measured at fair value as of December 31, 2017 and 2016 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance	Level 1	Level 2	Level 3
December 31, 2017
Cash and money market funds	$136,411	$136,411	$—	$—
December 31, 2016
Cash and money market funds	$142,086	$142,086	$—	$—

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Accounts Receivable

Accounts receivable at December 31, 2017 and 2016 represent amounts due from two parties: (1) CUBRC, under the Company’s subcontracts with respect to the National Institutes of Health’s National Institute of Allergy and Infectious Diseases (“NIAID”) division contract awarded for the development of TP-271 (“NIAID Contract”) and the Biomedical Advanced Research and Development Authority (“BARDA”), an agency of the U.S. Department of Health and Human Services and under the Company’s subaward under a separate grant from the NIAID (“NIAID Grant”); and (2) CARB-X. The Company’s practice is to bill CUBRC and CARB-X the amounts for which the Company has been invoiced by third parties in the case of contract research or subcontractor costs or for internal costs incurred. Expenses directly associated with the Company’s NIAID and BARDA Contracts, NIAID Grant and

CARB-X award that have been accrued at the end of the reporting period are not billed to the prime contractor until third-party invoices have been received or until internal costs have been paid. Unbilled accounts receivable, included in accounts receivable in the accompanying balance sheets, were $2.4 million and $0.4 million at December 31, 2017 and 2016, respectively.

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

Restricted Cash

At December 31, 2017 and 2016, the Company had $199,000 in restricted cash deposits with a bank, of which $159,000 is collateral for a letter of credit issued to the landlord of the Company’s leased facility. If the Company defaults on its rental obligations, $159,000 will be payable to the landlord. In addition, the Company has $40,000 in restricted cash to secure the Company’s corporate credit card issued through the same bank.

Revenue Recognition

The Company’s revenue has been derived from its subcontracts with CUBRC under the BARDA Contract, and the NIAID Contract, its subaward under the NIAID Grant and its cost reimbursement Sub-Award Agreement with the Trustees of Boston University, the administrator of the CARB-X program (Note 3). The Company recognizes revenue under these best-efforts, cost-reimbursable and cost-plus-fixed-fee subcontracts and subaward as the Company performs services under the subcontracts and subaward so long as a subcontract and subaward has been executed and the fees for these services are fixed or determinable, legally billable and reasonably assured of collection. Recognized amounts reflect the Company’s partial performance under the subcontracts and subaward and equal direct and indirect costs incurred plus fixed fees, where applicable. The Company does not recognize revenue under these arrangements for amounts related to contract periods where funding is not yet committed as amounts above committed funding thresholds would not be considered fixed or determinable or reasonably assured of collection. Revenues and expenses under these arrangements are presented gross on the condensed consolidated statements of operations and comprehensive loss as the Company has determined it is the primary obligor under these arrangements relative to the research and development services it performs as lead technical expert.

Revenue under the Company’s subcontracts under both the NIAID Contract and the BARDA Contract and under the CARB-X Aware are earned under a cost-plus-fixed-fee arrangement in which the Company is reimbursed for direct costs incurred plus allowable indirect costs and a fixed-fee earned. Billings under these arrangements are based on approved provisional indirect billing rates, which permit recovery of allowable fringe benefits, allowable overhead and general and administrative expenses and a fixed fee.

Revenue under the Company’s subaward under the NIAID Grant was earned under a cost-reimbursable arrangement in which the Company was reimbursed for direct costs incurred plus allowable indirect costs. Billings under the NIAID Grant are based on approved provisional indirect billing rates, which permit recovery of fringe benefits and allowable general and administrative expenses.

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

The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 34% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. On December 22, 2017, the Securities and Exchange Commission issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law.

At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Act; however, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. For the year ended December 31, 2017, we recognized no transition tax. In all cases, we will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the tax law.

Stock-Based Compensation

The Company determines stock-based compensation at the grant date using the Black-Scholes option pricing model to estimate fair value for employee equity awards. The Company recognizes the value of the award as an expense on a straight-line basis over the requisite service period using the estimated fair market value of the stock and accounts for forfeitures as they occur. For employee awards with performance conditions, the Company assesses whether the condition is probable of achievement, in which case, the fair value of the award is recognized over the requisite service period. The Company records stock-based compensation expense for payments issued to non-employees based on the fair value of the awards using the Black-Scholes option pricing model. Stock-based compensation payments issued to non-employees are revalued at each reporting period and as the equity instruments vest and are recognized as expense using the accelerated attribution method over the related service period.

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

Recent Accounting Pronouncements Issued

In May 2014, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The FASB has subsequently issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company is in the process of completing its evaluation of the potential impact that these updates may have on its financial position, results of operations and cash flows, specifically the impact on its revenue recognized via its open contracts with the BARDA, NIAID and CARB-X. While its evaluation is not yet complete, the Company does not currently expect a significant change to its accounting for these contracts.

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

Subsequent Events

Everest Medicines License Agreement

In February 2018, the Company entered into a license agreement (the “License Agreement”) with Everest Medicines Limited (“Everest Medicines”), whereby the Company granted Everest Medicines an exclusive license to develop and commercialize eravacycline, for the treatment of complicated intra-abdominal infections and other indications, in mainland China, Taiwan, Hong Kong, Macau, South Korea and Singapore (the “Territory”).

Under the terms of the License Agreement, the Company is eligible to receive from Everest Medicines an upfront cash payment of $7.0 million to be paid within 15 business days of the effective date of the License Agreement, and up to an aggregate of $16.5 million in clinical development and regulatory milestone payments and up to $20.0 million annually, provided that certain sales thresholds are met. There can be no guarantee that any such milestones or sales thresholds will in fact be met. The Company is obligated to make certain payments to Harvard University based on amounts received from Everest Medicines under the License Agreement pursuant to the existing license agreement by and between the Company and The President and Fellows of Harvard College, dated August 3, 2006, and as amended to date.

The Company will also be entitled to receive double-digit tiered royalties on sales in the Territory, if any, of products containing eravacycline. Royalties are payable with respect to each jurisdiction in the Territory until the latest to occur of: (i) the last-to-expire of specified patent rights in such jurisdiction in the Territory; (ii) expiration of marketing or regulatory exclusivity in such jurisdiction in the Territory; or (iii) ten (10) years after the first commercial sale of a product in such jurisdiction in the Territory. In addition, royalties payable under the License Agreement will be subject to reduction on account of generic competition and after patent expiry in a jurisdiction if required by applicable law, with any such reductions capped at certain percentages of the amounts otherwise payable during the applicable royalty payment period.

Under the terms and conditions of the License Agreement, Everest Medicines will be solely responsible for the development and commercialization of licensed products in the Territory.

PDUFA Date

In February 2018, the Company announced that the FDA had notified it that the FDA had completed its initial 60-day review of the NDA and August 28, 2018 was set as the PDUFA goal date for the FDA’s completion of its review of the NDA for eravacycline for treatment of cIAI.

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

The amounts in the table below were excluded from the calculation of diluted weighted-average shares outstanding, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	Year Ended December 31,
	2017	2016	2015
Warrants	-	1,103	1,103
Outstanding stock options	5,997,794	4,066,411	3,833,806
Unvested restricted stock units	282,034	254,378	308,875
Total	6,279,828	4,321,892	4,143,784

(3) Significant Agreements and Contracts

License Agreement

In August 2006, the Company entered into a license agreement for certain intellectual property with Harvard University (the “University”). Under the license agreement, as of December 31, 2017, the Company has paid the University an aggregate of $6.1 million in upfront license fees and development milestone payments, and has issued 31,379 shares of common stock to the University.

For each product covered by the license agreement, the Company is obligated to make certain payments totaling up to approximately $15.1 million upon achievement of certain development and regulatory milestones and to pay additional royalties on net sales of such product. In January 2007 and April 2010, the Company and the University amended the license agreement to include certain additional intellectual property. The Company paid an additional $25,000 to the University with each amendment. In February

2011, the license agreement was further amended to include additional intellectual property in the license granted by the University without the payment of any additional consideration. The license agreement was further amended in December 2017 to change certain payments due to Harvard. A milestone payment of $1.8 million was made to Harvard in 2017 following submission of the MAA for eravacycline with the EMA.

Government Grant and Contracts

BARDA Contract for Eravacycline

The Company has received funding for its lead product candidate, eravacycline, under an award from to CUBRC from BARDA. In January 2012, BARDA awarded a five-year contract that provides for up to a total of $67.3 million in funding for the development, manufacturing and clinical evaluation of eravacycline for the treatment of disease caused by bacterial biothreat pathogens. The funding under the BARDA Contract is also being used for the development, manufacturing and clinical evaluation of eravacycline to treat certain infections caused by life-threatening multidrug-resistant bacteria.

In connection with the BARDA Contract, in February 2012, the Company entered into a cost-plus-fixed-fee subcontract with CUBRC which currently expires on December 31, 2018 under which the Company may receive funding of up to approximately $41.9 million, reflecting the portion of the BARDA Contract funding that may be paid to the Company for its activities.

Although the BARDA Contract and the Company’s subcontract with CUBRC under the BARDA Contract have terms which currently expire on May 10, 2018, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from Congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to the Company. Committed funding from CUBRC under the Company’s BARDA subcontract is up to $41.9 million through December 31, 2018, the current contract end date, as a result of the exercise of several options by BARDA under the BARDA Contract. Total funds of $35.7 million had been received by the Company through December 31, 2017 under this contract. During the years ended December 31, 2017, 2016 and 2015, the Company recognized revenue of $5.5 million, $2.9 million and $10.8 million, respectively, from the Company’s subcontract under the BARDA Contract.

NIAID Grant and Contract for TP-271

The Company has received funding for its preclinical compound TP-271 under two awards to CUBRC from NIAID for the development, manufacturing, and clinical evaluation of TP-271 for respiratory diseases caused by biothreat and antibiotic-resistant public health pathogens, as well as bacterial pathogens associated with community-acquired bacterial pneumonia:

•	the NIAID Grant awarded in July 2011 that provided up to a total of approximately $2.9 million over five years; and
•	the NIAID Contract awarded in September 2011 that provides up to a total of approximately $35.8 million in funding over five years.

In connection with the NIAID Grant, in November 2011, CUBRC awarded the Company a no-fee subaward of approximately $0.9 million, reflecting the portion of the NIAID Grant funding that may be paid to the Company for its activities.

In connection with the NIAID Contract, in October 2011, the Company entered into a cost-plus-fixed-fee subcontract with CUBRC which currently expires on March 31, 2019 under which the Company may receive funding of up to approximately $16.9 million, reflecting the portion of the NIAID Contract funding that may be paid to the Company for its activities.

Although the NIAID Contract and the Company’s subcontract with CUBRC under the NIAID Contract have terms which currently expire on March 31, 2019, and the Company’s subaward under the NIAID Grant has a term which expired on May 31, 2017, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond the respective expiration dates. To the extent that NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to the Company. As of December 31, 2017, committed funding from CUBRC under the Company’s subcontract with respect to the NIAID Contract is $16.9 million, of which $13.2 million had been received through December 31, 2017. Through December 31, 2017, the Company had received all committed funding of $0.9 million from CUBRC under the Company’s subaward with respect to the NIAID Grant.

During the years ended December 31, 2017, 2016 and 2015, the Company recognized revenue of $3.5 million, $2.2 million, and $0.8 million, respectively, from the Company’s subcontract under the NIAID Contract. During the years ended December 31, 2017, 2016 and 2015, the Company recognized revenue of $9,000, $102,000 and $157,000, respectively, from the Company’s subaward under the NIAID Grant.

CARB-X Award for TP-6076

In March 2017, CARB-X selected the Company to receive up to $4.0 million in research funding over eighteen months for TP-6076. In connection with this funding, the Company entered into a cost reimbursement Sub-Award Agreement (the “Sub-Award Agreement”) with the Trustees of Boston University, the administrator of the program. The Company began recognizing revenue from the Sub-Award Agreement in April 2017. During the year ended December 31, 2017, the Company recognized revenue of $0.7 million under this Sub-Award Agreement. This Sub-Award Agreement will fund certain activities through the end of 2018. This Sub-Award Agreement can be terminated for convenience at any time, subject to 30 days prior written notice.

(4) Property and Equipment

Property and equipment at December 31, 2017 and 2016 consisted of the following (in thousands):

	Estimated	December 31,
	Useful Life In Years	2017	2016
Laboratory equipment	5	$3,101	$2,358
Furniture and fixtures	5	509	509
Office and computer equipment	3	208	232
Leasehold improvements		923	915
Property and equipment, gross		4,741	4,014
Less accumulated depreciation and amortization		(3,346)	(2,960)
Property and equipment, net		$1,395	$1,054

Depreciation and amortization expense for the years ended December 31, 2017, 2016 and 2015 was $431,000, $282,000 and $193,000, respectively.

(5) Accrued Expenses

Accrued expenses at December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Salaries and benefits	$4,137	$2,498
Clinical trial related	3,401	1,129
Drug supply and development	2,298	2,698
Professional fees	1,911	965
Other	812	395
Total	$12,559	$7,685

(6) Stockholders’ Equity

2015 Follow-on Public Offering

In March 2015, the Company sold 4,945,000 shares of common stock in a follow-on public offering at a price to the public of $35.00 per share, resulting in net proceeds to the Company of $162.2 million after deducting underwriting discounts and commissions of $10.4 million and offering costs of $0.5 million.

In January 2017, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”), with Cantor Fitzgerald & Co. as sales agent (“Cantor”). In July 2017, the Company entered into an amendment to the Sales Agreement to increase the maximum aggregate offering price of the shares of common stock that it may issue and sell from time to time under the Sales Agreement from $40,000,000 to $80,000,000.

Under the Sales Agreement, as amended (the “Amended Sales Agreement”), Cantor may sell shares of the Company’s common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Global Select Market or on any other existing trading market for the Company’s common stock.

The Company is not obligated to make any sales of shares of its common stock under the Amended Sales Agreement. The Company or Cantor may suspend or terminate the offering of shares of the Company’s common stock upon notice to the other party and subject to other conditions. The Company pays Cantor a commission rate equal to 3.0% of the gross proceeds per share sold.

As of December 31, 2017, the Company had sold an aggregate of 4,157,873 shares of common stock under the Sales Agreement, at an average selling price of approximately $7.78 per share for aggregate gross proceeds of $32.4 million and net proceeds of $31.1 million after deducting the sales commissions and offering expenses. As of March 4, 2018, $47.6 million of common stock remained available to be sold under the Amended Sales Agreement, subject to certain conditions specified therein.

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

(7) Stock-based Compensation

In February 2013, the Company’s board of directors and stockholders approved, effective upon the closing of the IPO, the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards for the purchase of that number of shares of Common Stock equal to the sum of (i) 1,688,777 shares of Common Stock, (ii) 258,265 shares of Common Stock that were reserved for issuance under the 2006 Plan that remained available for issuance under the 2006 Plan upon the closing of the IPO, (iii) any shares of Common Stock subject to awards under the 2006 Plan which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company without having been fully exercised or resulting in any Common Stock being issued. In addition, the number of shares of Common Stock that may be issued under the 2013 Plan is subject to automatic annual increases, to be added on January 1 of each year from January 1, 2014 through and including January 1, 2023, equal to the number of shares that is the lesser of (a) 3,000,000, (b) 4% of the then outstanding shares of Common Stock or (c) an amount determined by the Company’s board of directors. In January 2015, the number of shares authorized for issuance under the 2013 Plan increased by 1,232,232 shares. In January 2016, the number of shares authorized for issuance under the 2013 Plan increased by 1,463,391 shares. In January 2017, the number of shares authorized for issuance under the 2013 Plan increased by 1,477,677 shares. As of December 31, 2017, 890,011 shares were available for future issuance under the 2013 Plan. In January 2018, the number of shares authorized for issuance under the 2013 Plan increased by 2,058,300 shares.

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

Stock option activity at December 31, 2017 and changes during the year then ended are presented in the table and narrative below (in thousands, except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2016	4,066,411	$18.42	7.62	$687
Granted	2,532,250	4.50
Exercised	(88,319)	3.27
Canceled	(512,548)	11.84
Options outstanding at December 31, 2017	5,997,794	$13.33	7.14	$6,065
Options exercisable at December 31, 2017	3,142,636	$16.41	5.70	$2,274

The aggregate intrinsic value in the table above represents the difference between the Company’s closing common stock price on the last trading day during the year ended December 31, 2017 and the exercise price of the options, multiplied by the number of in-the-money options. The total intrinsic value of options exercised in the years ended December 31, 2017, 2016, and 2015 was $0.2 million, $0.3 million and $27.0 million, respectively. As of December 31, 2017, there was $16.1 million of total unrecognized stock-based compensation cost related to employee and non-employee unvested stock options granted under the 2006 Plan and the 2013 Plan. The Company expects to recognize that cost over a remaining weighted-average period of 2.5 years.

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

The Company estimates the fair value of each employee and director stock option award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	Year Ended December 31,
	2017	2016	2015
Volatility factor	89.24%-90.56%	85.77%-87.82%	56.49%-85.34%
Expected life (in years)	5.31-6.11	5.31-6.21	5.31-6.11
Risk-free interest rate	1.78%-2.18%	1.25%-2.10%	1.35%-1.94%
Dividend yield	0%	0%	0%

Compensation cost for stock options and restricted stock units granted to employees is based on the estimated grant-date fair value and is recognized over the vesting period of the applicable option on a straight-line basis. Stock-based compensation expense related to stock options and restricted stock units granted to employees was $12.0 million, $13.1 million, and $11.6 million during the years ended December 31, 2017, 2016, and 2015, respectively.

Using the Black-Scholes option-pricing model, the weighted-average grant date fair values of options granted to employees for the years ended December 31, 2017, 2016 and 2015 was $4.50, $7.53 and $22.78, respectively.

Stock-based compensation expense recognized in the Company’s consolidated statements of operations during the periods presented was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Research and development	$5,768	$6,661	$5,906
General and administrative	6,195	6,484	5,710
Total (includes employee and non-employee stock compensation)	$11,963	$13,145	$11,616

	Year Ended December 31,
	2017	2016	2015
Stock options	$11,156	$11,230	$10,865
Restricted stock units	686	1,757	596
Employee stock purchase plan	121	158	155
Total (includes employee and non-employee stock compensation)	$11,963	$13,145	$11,616

Restricted Stock Units

In January 2016, the Company granted additional restricted stock units to employees. These restricted stock units vest in annual increments over three years, subject to continued employment with the Company and had a grant date fair value of $8.47 per share, which was the closing price of the Company’s common stock on the date of grant.

In January 2017, the Company issued restricted stock units with service and performance conditions to certain employees, none of which vested during the twelve months ended December 31, 2017. Vesting of these awards is contingent on the occurrence of certain milestone events and fulfillment of any remaining service condition. As a result, the related compensation cost is recognized as an expense when achievement of the milestone is considered probable over the remaining requisite service period.

The following table summarizes the restricted stock activity for the year ended December 31, 2017:

	Shares	Grant Date Fair Value
Unvested at December 31, 2016	254,378	$8.47
Granted	175,000	3.83
Cancelled	(62,572)	6.25
Vested/Released	(84,772)	8.47
Unvested at December 31, 2017	282,034	$6.09

As of December 31, 2017, there was $1.0 million of total unrecognized stock-based compensation expense related to restricted stock units granted under the Plan. The expense is expected to be recognized over a weighted-average period of 1.6 years.

(8) Employee Stock Purchase Plan

On February 27, 2014, upon the recommendation of the Company’s compensation committee, the Company’s board of directors adopted, subject to stockholder approval, the 2014 Employee Stock Purchase Plan (the “ESPP”) pursuant to which the Company may sell up to an aggregate of 300,000 shares of Common Stock. The ESPP was approved by the Company’s stockholders on June 12, 2014. The ESPP allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each period during the term of the ESPP. The offering periods are six months each from May to November and from November to May of each calendar year. Pursuant to the ESPP, the Company sold a total of 77,604 shares of common stock during the year ended December 31, 2017 under the ESPP at purchase prices of $3.43, and $5.10, respectively, which represented 85% of the closing price of the Company’s common stock on May 12, 2017, and November 14, 2017, respectively. Pursuant to the ESPP, the Company sold a total of 58,702 shares of common stock during the year ended December 31, 2016 under the ESPP at purchase prices of $2.95, and $3.32, respectively, which represented 85% of the closing price of the Company’s common stock on May 13, 2016, and November 14, 2016, respectively. Pursuant to the ESPP, the Company sold a total of 16,422 shares of common stock during the year ended December 31, 2015 under the ESPP at purchase prices of $19.29 and $9.30, respectively, which represented 85% of the closing price of the Company’s common stock on May 14, 2015 and November 14, 2015, respectively. The Company records stock-based compensation expense under the ESPP based on the fair value of the purchase rights using the Black-Scholes option pricing model. The total stock-based compensation expense recorded as a result of the ESPP was $121,000, $158,000, and $156,000 during the years ended December 31, 2017, 2016 and 2015, respectively.

(9) Income Taxes

The Company accounts for income taxes under ASC 740, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Loss before income tax (benefit) provision consists of the following (in thousands):

	Year ended December 31,
	2017	2016	2015
United States	$(94,748)	$(62,536)	$(64,037)
Foreign	(20,004)	(14,944)	(19,152)
Total loss before income taxes	$(114,752)	$(77,480)	$(83,189)

For the years ended December 31, 2017, 2016 and 2015 the Company did not have a current or deferred income tax expense or benefit.

A reconciliation of the Federal statutory tax rate of 34% to the Company’s effective income tax rate follows:

	Year ended December 31,
	2017	2016	2015
Statutory tax rate	(34.00)%	(34.00)%	(34.00)%
State taxes, net of Federal benefits	(4.37)%	(4.19)%	(4.02)%
Permanent differences	1.18%	1.19%	0.71%
Credits	(0.96)%	(1.47)%	(1.65)%
Change in valuation allowance	(11.04)%	29.78%	30.74%
Foreign rate differential	5.93%	6.56%	7.03%
Federal Rate Change - Tax Reform	43.26%	—	—
Other	—	2.13%	1.19%
Effective tax rate	—%	—%	—%

On December 22, 2017, the Tax Cuts and Jobs Act ("the Act") was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from 34% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Act, including the effects on our existing deferred tax balances and the one-time transition tax. For the year ended December 31, 2017, we recognized no transition tax and have not recorded any additional taxes on the outside basis difference of our foreign subsidiary as our investment in the foreign subsidiary is essentially permanent in duration. Determining the amount of unrecognized deferred tax liability is not practicable. We are still in the process of analyzing the impact of the Act on our indefinite reinvestment assertion.

As a result of the Act, we remeasured certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. This resulted in a decrease to our gross deferred tax assets and a corresponding decrease in our valuation allowance of in the amount of $49.7 million.

Any items reported are done so using provisional amounts until the initial accounting required by the Act is complete. Additional time and resources are needed to ensure the correct implementation of the Act.

As of December 31, 2017 the Company had federal net operating loss carryforwards of approximately $384.7 million and state net operating loss carryforwards of $350.5 million, which are available to reduce future taxable income. The Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, during the quarter ended March 31, 2017, upon which the net operating loss carryforward deferred tax assets was increased by the excess tax benefits of $10.5 million (tax-effected) with a corresponding increase to the Company’s valuation allowance.

The Company also had federal tax credits of $7.0 million and state tax credits of $2.6 million, which may be used to offset future tax liabilities. The net operating loss (NOL) and tax credit carryforwards will expire at various dates through 2037. The NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not, as yet, conducted a study of research and development (“R&D”) credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards.

The principal components of the Company’s deferred tax assets are as follows (in thousands):

	Year ended December 31,
	2017	2016
Deferred tax assets:
Net operating loss carry forwards	$102,942	$106,560
Equity-based compensation	7,073	6,937
Other temporary differences	1,169	1,235
Research and development credit and carry forwards	9,079	7,682
Deferred tax assets	120,263	122,414
Less valuation allowance	(120,263)	(122,414)
Net deferred tax assets	$—	$—

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 2017 and 2016, respectively, because the Company’s management has determined that is it more likely than not that these assets will not be realized. The $2.2 million decrease in the valuation allowance in 2017 primarily relates to the federal rate reduction from 34% to 21% as a result of the Tax Act, partially offset by the net loss incurred by the Company in 2017 and the impact of the adoption of ASU 2016-09.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement by prescribing the minimum recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The Company had gross tax-effected unrecognized tax benefits of $1.1 million and $1.0 million at December 31, 2017 and 2016, respectively. Unrecognized tax benefits represent tax positions for which reserves have been established. A full valuation allowance has been provided against the Company’s deferred tax assets, so that the effect of any unrecognized tax benefits would simply be to reduce the gross amount of the deferred tax asset and the corresponding valuation allowance. The Company anticipates that the amount of unrecognized tax benefits recorded will not change in the next twelve months.

As of December 31, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions.

The aggregate changes in gross unrecognized tax benefits during the years ended December 31, 2017, 2016, and 2015 were as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Balance at beginning of year	$967	$822	—
Increases for tax positions taken during current period	152	145	249
Increases for tax positions taken in prior periods	—	—	573
Decreases for tax positions taken during current period	(12)	—	—
Decreases for tax positions taken in prior periods	—	—	—
Balance at end of year	$1,107	$967	$822

The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2014 through 2016. Carryforward tax attributes generated in years past may still be adjusted upon future examination if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

(10) Commitments and Contingencies

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

As of December 31, 2017, the aggregate minimum future rent payments under the lease agreement, net of the sublease agreement, are as follows (in thousands):

December 31, 2017
2018	1,752
2019	1,650
Total minimum lease payments	$3,402

The Company recorded $1.4 million, $1.6 million and $1.7 million in rent expense for the years ended December 31, 2017, 2016 and 2015, respectively.

Litigation

In January 2016 and March 2016, two securities class action lawsuits were filed against the Company, the Company’s chief executive officer, the Company’s former chief operating officer and the Company’s former chief financial officer, in the United States District Court for the District of Massachusetts. In May 2016, the court consolidated the two lawsuits and appointed lead plaintiffs and lead counsel. The lead plaintiffs filed a consolidated amended complaint in July 2016 and filed a second consolidated amended complaint in August 2016. The second amended complaint was brought on behalf of an alleged class of those who purchased the Company’s common stock between March 5, 2015 and September 8, 2015, and alleged claims arising under Sections 10 and 20 of the Exchange Act of 2934, as amended. The complaint generally alleged that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning IGNITE2. The complaint sought, among other relief, unspecified compensatory damages, attorneys’ fees and costs. In October 2016, the Company filed a motion to dismiss the second amended complaint in its entirety, which plaintiffs opposed. The Company’s motion to dismiss was granted by the United States District Court for the District of Massachusetts in May 2017. In July 2017 plaintiffs appealed this decision to the United States Court of Appeals for the First Circuit, or the First Circuit. In November 2017 plaintiffs withdrew their appeal to the First Circuit.

(11) Employee Benefit Plan

In 2007, the Company established the Tetraphase Pharmaceuticals, Inc. 401(k) Plan (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. During 2014, the Company began to make matching contributions of 50% of the first 6% of employee contributions. The Company made matching contributions of $354,000, $311,000, and $261,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

(12) Quarterly Results (Unaudited)

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in thousands, except per share data)
	(unaudited)
Revenue	$1,485	$1,586	$4,067	$2,528
Operating expenses	31,080	33,578	34,377	26,346
Loss from operations	(29,595)	(31,992)	(30,310)	(23,818)
Other income (expense), net	137	181	302	343
Net loss	$(29,458)	$(31,811)	$(30,008)	$(23,475)
Net loss per share—basic and diluted	$(0.79)	$(0.83)	$(0.63)	$(0.46)

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except per share data)
	(unaudited)
Revenue	$1,962	$1,243	$850	$1,090
Operating expenses	18,776	18,505	22,048	23,646
Loss from operations	(16,814)	(17,262)	(21,198)	(22,556)
Other expense, net	73	94	88	95
Net loss	$(16,741)	$(17,168)	$(21,110)	$(22,461)
Net loss per share—basic and diluted	$(0.46)	$(0.47)	$(0.58)	$(0.61)

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2017, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this Annual Report on Form 10-K was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework) (COSO). Based on its assessment, management believes that, as of December 31, 2017, our internal control over financial reporting is effective at the reasonable assurance level.

Ernst and Young LLP, our independent registered public accounting firm has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2017, which report is included herein.

(b)	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tetraphase Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Tetraphase Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Tetraphase Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 6, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Boston, Massachusetts

March 6, 2018

(c)	Changes in Internal Control Over Financial Accounting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the definitive proxy statement we will file in connection with our 2018 Annual Meeting of Stockholders and is incorporated by reference herein. The information required by this item concerning our code of ethics is set forth in the section entitled “Code of Business Conduct and Ethics” appearing in the definitive proxy statement we will file in connection with our 2018 Annual Meeting of Stockholders and is incorporated by reference herein. The information required by this item relating to executive officers is set forth in the section entitled “Executive Officers” appearing in the definitive proxy statement we will file in connection with our 2018 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 11.	Executive Compensation

The information required by this Item 11 will be contained in the sections entitled “Executive and Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” appearing in the definitive proxy statement we will file in connection with our 2018 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in the sections entitled “Ownership of Our Common Stock” and “Executive and Director Compensation—Equity Compensation Plan Information” appearing in the definitive proxy statement we will file in connection with our 2018 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 13.	Certain Relationships and Related Person Transactions, and Director Independence

The information required by this Item 13 will be contained in the sections entitled “Certain Relationships and Related Person Transactions” appearing in the definitive proxy statement we will file in connection with our 2018 Annual Meeting of Stockholders and is incorporated by reference herein.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item 14 will be contained in the section entitled “Corporate Governance—Principal Accountant Fees and Services” appearing in the definitive proxy statement we will file in connection with our 2018 Annual Meeting of Stockholders and is incorporated by reference herein.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
(a)	Documents filed as part of Form 10-K.
(1)	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	Schedules

Schedules have been omitted as all required information has been disclosed in the financial statements and related footnotes.

(3)	Exhibits

The Exhibits listed in the Exhibit Index are filed as a part of this Form 10-K.

ITEM 16.	Form 10-K Summary

None.

EXHIBIT INDEX

			Incorporated by Reference from
Exhibit Number	Description	Registrant’s Form	File No.	Date Filed with the SEC	Exhibit Number
3.1	Restated Certificate of Incorporation of the Registrant	10-Q	001-35837	5/13/13	3.1

3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-35837	5/13/13	3.2

4.1	Specimen certificate evidencing shares of common stock	S-1/A	333-186574	3/5/13	4.1

10.1#	2006 Stock Incentive Plan, as amended	S-1	333-186574	2/11/13	10.5

10.2#	Form of Incentive Stock Option Agreement under 2006 Stock Incentive Plan	S-1	333-186574	2/11/13	10.6

10.3#	Form of Nonstatutory Stock Option Agreement under 2006 Stock Incentive Plan	S-1	333-186574	2/11/13	10.7

10.4#	2013 Stock Incentive Plan	S-1/A	333-186574	3/5/13	10.8

10.5#	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan	S-1/A	333-186574	3/5/13	10.9

10.6#	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan	S-1/A	333-186574	3/5/13	10.10

10.7#	Form of Restricted Stock Agreement under 2013 Incentive Plan	10-K	001-35837	3/13/17	10.7

10.8#	2014 Employee Stock Purchase Plan	10-Q	001-35837	8/12/14	10.1

10.9#	Form of Nonstatutory Option Agreement for Inducement Grants	10-Q	001-35837	5/7/2015	10.3

10.10#	Offer letter, dated as of December 4, 2007, by and between the Registrant and Guy Macdonald, as amended	S-1	333-186574	2/11/13	10.11

10.11#	Second Amendment to Offer Letter, dated as of March 5, 2014, by and between the Registrant and Guy Macdonald	10-Q	001-35837	5/12/14	10.2

10.12#	Offer letter, dated as of June 11, 2015, by and between the Registrant and Jacques Dumas, as amended	10-K	001-35837	3/13/17	10.12

10.13#*	Offer letter, dated as of December 27, 2017, by and between the Registrant and Larry Tsai

10.14#	Offer Letter, dated September 21, 2017, by and between the Registrant and Kamalam Unninayar	10-Q	001-35837	11/1/17	10.2

10.15#	Offer letter, dated as of February 16, 2015, by and between the Registrant and Maria Stahl	10-Q	001-35837	5/7/15	10.2

			Incorporated by Reference from
Exhibit Number	Description	Registrant’s Form	File No.	Date Filed with the SEC	Exhibit Number

10.16#	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers	S-1/A	333-186574	3/5/13	10.27

10.17	Lease Agreement, dated as of November 16, 2006, by and between the Registrant and ARE-480 Arsenal Street, LLC, as amended on September 9, 2011, March 15, 2012, September 18, 2012, November 20, 2013, March 24, 2015 and June 18, 2015	10-Q	001-35837	8/6/15	10.1

10.18	Amendment, dated September 4, 2014, to Lease Agreement, dated as of November 16, 2006, by and between the Registrant and ARE-480 Arsenal Street, LLC, as amended	10-Q	001-35837	11/10/14	10.1

10.19	Amendment, dated March 24, 2015, to Lease Agreement, dated as of November 16, 2006, by and between the Registrant and ARE-480 Arsenal Street, LLC, as amended	10-Q	001-35837	5/7/2015	10.1

10.20	Amendment, dated June 18, 2015, to Lease Agreement, dated as of November 16, 2006, by and between the Registrant and ARE-480 Arsenal Street, LLC, as amended	10-Q	001-35837	8/6/2015	10.1

10.21†	License Agreement, dated as of August 3, 2006, by and between the Registrant and the President and Fellows of Harvard College, as amended	S-1	333-186574	2/11/13	10.20

10.22*†	Amendment, dated as of December 5, 2017, by and between the Registrant and the President and Fellows of Harvard College, as amended

10.23†	Subcontract Agreement, dated as of February 1, 2012, by and between the Registrant and CUBRC, Inc.	S-1	333-186574	2/11/13	10.21

10.24†	Subcontract Agreement, dated as of September 30, 2011, by and between the Registrant and CUBRC, Inc.	S-1	333-186574	2/11/13	10.22

10.25#	Offer letter, dated as of June 20, 2015, by and between the Registrant and Christopher Watt	10-K	001-35837	2/25/16	10.17

10.26†	Master Manufacturing Services Agreement, dated June 14, 2017, by and between the Registrant and Patheon UK Limited	10-Q	001-35837	8/2/17	10.1

10.27†	Commercial Supply Agreement, dated October 16, 2017, by and between the Registrant and Finorga SAS	10-Q	001-35837	11/1/17	10.1

10.28*†	License Agreement, dated February 20, 2018, by and between the Registrant and Everest Medicines Limited

10.29#	Offer letter, dated as of December 22, 2010, by and between the Registrant and Patrick T. Horn	S-1	333-186574	2/11/13	10.13

10.30#	Amendment to the Offer letter, dated March 5, 2014, by and between the Registrant and Patrick Horn	10-Q	001-35837	5/12/14	10.4

Incorporated by Reference from
Exhibit Number	Description	Registrant’s Form	File No.	Date Filed with the SEC	Exhibit Number
10.31#*	Offer letter, dated as of March 1, 2018, by and between the Registrant and Larry Edwards

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP

31.1*	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Principal Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

TETRAPHASE PHARMACEUTICALS, INC.

Date: March 6, 2018	By:	/s/ Guy Macdonald
Guy Macdonald President & Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guy Macdonald	Director, President and Chief Executive Officer	March 6, 2018
Guy Macdonald	(Principal Executive Officer)

/s/ Kamalam Unninayar	Chief Financial Officer	March 6, 2018
Kamalam Unninayar	(Principal Financial and Accounting Officer)

/s/ L. Patrick Gage	Chairman	March 6, 2018
L. Patrick Gage, Ph.D.

/s/ Garen Bohlin	Director	March 6, 2018
Garen Bohlin

/s/ Jeffrey A. Chodakewitz	Director	March 6, 2018
Jeffrey A. Chodakewitz

/s/ John G. Freund	Director	March 6, 2018
John G. Freund

/s/ Geraldine Henwood	Director	March 6, 2018
Geraldine Henwood

/s/ Nancy Wysenski	Director	March 6, 2018
Nancy Wysenski