Form 10-Q
period 2018-03-31
TETRAPHASE PHARMACEUTICALS INC
filed 2018-05-03
CIK 1373707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 2, 2018, there were 51,629,987 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

TETRAPHASE PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$117,665	$136,411
Accounts receivable	3,213	4,653
Prepaid expenses and other current assets	6,931	6,382
Total current assets	127,809	147,446
Property and equipment, net	1,362	1,395
Restricted cash	199	199
Other assets	—	—
Total assets	$129,370	$149,040
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,599	$5,306
Accrued expenses	6,124	12,559
Deferred revenue	7,479	660
Total current liabilities	17,202	18,525
Other long term liabilities	131	105
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 125,000 shares authorized; 51,630 and 51,458 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	52	51
Additional paid-in capital	595,445	592,243
Accumulated deficit	(483,460)	(461,884)
Total stockholders’ equity	112,037	130,410
Total liabilities and stockholders’ equity	$129,370	$149,040

See accompanying notes to unaudited condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues	$1,891	$1,485

Operating expenses
Research and development	18,127	25,947
General and administrative	5,705	5,133
Total operating expenses	23,832	31,080
Loss from operations	(21,941)	(29,595)
Other income	365	137
Net loss	$(21,576)	$(29,458)
Net loss per share-basic and diluted	$(0.42)	$(0.79)
Weighted-average number of common shares used in net loss per share-basic and diluted	51,601	37,093
Comprehensive loss	$(21,576)	$(29,458)

See accompanying notes to unaudited condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017 (as revised) *
Operating activities
Net loss	$(21,576)	$(29,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	116	90
Stock-based compensation expense	2,971	3,076
Changes in operating assets and liabilities:
Accounts receivable	1,440	86
Prepaid expenses and other assets	(548)	2,753
Accounts payable	(1,707)	1,040
Accrued expenses and other liabilities	(6,409)	4,072
Deferred revenue	6,819	(404)
Net cash used in operating activities	(18,894)	(18,745)
Investing activities
Purchases of property and equipment	(83)	(504)
Net cash used in investing activities	(83)	(504)
Financing activities
Proceeds from sale of common stock, net of issuance costs	—	5,234
Proceeds from issuance of stock under stock plans	231	88
Net cash provided by financing activities	231	5,322
Net decrease in cash, cash equivalents and restricted cash	$(18,746)	$(13,927)
Cash, cash equivalents and restricted cash at beginning of period	136,610	142,285
Cash, cash equivalents and restricted cash at end of period	$117,864	$128,358

See accompanying notes to unaudited condensed consolidated financial statements

*	Cash flow presentation has been revised due to adoption of ASU 2016-18.

Tetraphase Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Operations

Tetraphase Pharmaceuticals, Inc. (the “Company”) is a clinical-stage biopharmaceutical company using its proprietary chemistry technology to create and commercialize novel antibiotics for serious and life-threatening multidrug-resistant infections. The Company is developing its lead product candidate, eravacycline, a fully synthetic fluorocycline, as an intravenous (IV) antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including multidrug-resistant (MDR), Gram-negative infections, such as those found in complicated intra-abdominal infections (cIAI).

The Company has conducted a global phase 3 clinical program for eravacycline called IGNITE (Investigating Gram-Negative Infections Treated with Eravacycline).

In January 2018, the Company announced that it had submitted a new drug application (NDA) for IV eravacycline for the treatment of cIAI to the United States Food and Drug Administration (FDA) based on the positive results from two of its phase 3 clinical trials (IGNITE1 and IGNITE4). The Company’s Prescription Drug User Fee Act goal date, or PDUFA, for the FDA’s completion of its review of the NDA for eravacycline is August 28, 2018. In the third quarter of 2017, the Company submitted a marketing authorization application (MAA), to the European Medicines Agency (EMA) for IV eravacycline for the treatment of cIAI primarily based upon the results of IGNITE1.

In February 2018, the Company announced that IV eravacycline did not meet the co-primary endpoints in the IGNITE3 trial, a global phase 3 randomized, multi-center, double-blind, clinical trial evaluating the efficacy and safety of once-daily IV eravacycline compared to ertapenem for the treatment of complicated urinary tract infections (cUTI). Given the IGNITE3 results, the Company has ceased development of IV and oral eravacycline for the treatment of cUTI.

In addition to eravacycline, the Company is pursuing development of TP-271, a fully synthetic fluorocycline being developed for respiratory disease caused by bacterial biothreat pathogens, as well as bacterial pathogens associated with community-acquired bacterial pneumonia, and TP-6076, a fully synthetic fluorocycline, targeted at unmet medical needs, including MDR Gram-negative bacteria such as carbapenem-resistant Enterobacteriaceae and carbapenem-resistant Acinetobacter baumanii. Both these programs are in phase 1.

The Company has incurred annual net operating losses each year since its inception. As of March 31, 2018, the Company had an accumulated deficit of $483.5 million. The Company has not generated any product revenues and has financed its operations primarily through public offerings and private placements of its equity securities, debt financings and funding from the United States government.

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2017 contained in the Company’s annual report on Form 10-K filed with the SEC on March 6, 2018 (the “2017 Form 10-K”). The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2018 and the results of operations and comprehensive loss and cash flows for the three months ended March 31, 2018 and 2017. Interim operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for future interim periods or for the fiscal year ending December 31, 2018.

The December 31, 2017 condensed consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures including notes required by GAAP for complete financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, the Company’s management evaluates its estimates, including estimates related to its going concern evaluation, clinical trial accruals, stock-based compensation expense, contract and grant revenues, and expenses. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Out-Licensing Revenue Recognition

The Company has entered into an out-licensing agreement that is evaluated under Accounting Standards Codification, Topic 606 (“Topic 606”), Revenue from Contracts with Customers, through which the Company licenses certain of its product candidates’ rights to a third party. Any future out-licensing agreements entered into by the Company and additional third parties shall also be evaluated under Topic 606. Terms of these arrangements include various payment types, typically including one or more of the following: up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services; and/or royalties on net sales of licensed products.

To determine the amount and timing of revenue to be recognized under each agreement, the Company evaluates the following criteria: (i) confirming the goods or services in the contract; (ii) defining the performance obligations under the agreement; (iii) determining the transaction price, including any constraint on variable consideration; (iv) allocating the transaction price to the performance obligations; and (v) defining how the revenue will be recognized for each performance obligation. In determining the accounting treatment for these arrangements, the Company develops assumptions to determine the stand-alone selling price for each performance obligation in the contract. These assumptions may include forecasted revenues, development timelines, discount rates and probabilities of technical and regulatory success.

Licenses of Intellectual Property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from up-front fees allocated to the license when the license is transferred to the licensee, including any associated know-how and the licensee can use and benefit from the license. For licenses that are bundled with other obligations, the Company uses judgment to evaluate the combined performance obligation to determine whether it is satisfied over time or at a point in time and the appropriate method of measuring completion for purposes of recognizing revenue.

Milestone Payments: For arrangements that include development milestone payments, the Company evaluates whether the milestones are considered probable and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received.

Manufacturing Supply: Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered as options. The Company assesses if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. If the Company is entitled to additional payments when the licensee exercises these options, the Company recognizes revenue when the licensee obtains control of the goods, which is upon delivery.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

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

Recently Adopted Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The Company adopted the new standard effective January 1, 2018, using the retrospective transition approach. The reclassified restricted cash balances from operating activities to changes in cash, cash equivalents and restricted cash on the condensed consolidated statements of cash flows were not material for all periods presented.

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

The Company has concluded that its government grants are not within the scope of Topic 606, as they do not meet the definition of a contract with a “customer”. The Company has concluded that the grants meet the definition of a contribution and are non-reciprocal transactions. The Company has further concluded that Subtopic 958-605, Not-for-Profit-Entities-Revenue Recognition also does not apply, as the Company is a business entity and the grants are with governmental agencies or units. The government grant is technically to a non-profit entity that specializes in government grant administration, project management and oversight (i.e. CUBRC). However, the Company has concluded that, in effect, it is a grant from the government; as the contracting counterparty CUBRC is merely administering the agreement between the government (who is funding the work) and the Company (who is performing the work).

In the absence of applicable guidance under US GAAP as of January 1, 2018 for the grants, the Company has developed a policy for the recognition of revenue for the grants as follows:

•	Revenue is recognized when the right to payment is realized or is realizable
•	Revenues are realized when services are exchanged for cash or claims to cash. Revenues are not recognized until earned.
•

The Company’s revenue-earning activities involve rendering services that constitute its ongoing major or central operations, and revenues are considered to have been earned when the Company has substantially accomplished what it must do to be entitled to the benefits represented by the revenues.

The Company believes this policy is consistent with the overarching premise in Topic 606, to ensure that it recognizes revenues to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services, even though there is no “exchange” as defined in the ASC. The Company believes the recognition of revenue as costs are incurred and amounts become earned/realizable is analogous to the concept of transfer of control of a service over time under ASC 606.

Prior to January 1, 2018, the Company recognized revenue as it performed services under the grants so long as an agreement had been executed and the fees for these services were fixed or determinable, legally billable and reasonably assured of collection. Recognized amounts reflected the Company’s partial performance under the grants and equal direct and indirect costs incurred plus fixed fees, where applicable. Revenues and expenses under these arrangements were presented gross. Revenue recognition under this new policy is not materially different than would have been calculated under the old guidance. As a result of the adoption of this policy, there was no change to the amounts the Company has historically recorded to its financial statements.

There have been no other significant changes to the Company’s significant accounting policies since the beginning of this fiscal year.

Recently Issued Accounting Pronouncements

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

In February 2016, the Financial Accounting Standard Board (FASB) issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for the Company on January 1, 2019. The Company is currently evaluating the potential impact that this standard may have on its financial position, results of operations and cash flows.

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

Financial instruments measured at fair value as of March 31, 2018 and December 31, 2017 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance	Level 1	Level 2	Level 3
March 31, 2018
Cash and money market funds	$117,665	$117,665	$—	$—
December 31, 2017
Cash and money market funds	$136,411	$136,411	$—	$—

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

The amounts in the table below were excluded from the calculation of net loss per share, due to their anti-dilutive effect:

	March 31,
	2018	2017
Warrants	—	1,103
Unvested restricted stock units	456,348	341,353
Outstanding stock options	7,083,688	5,912,563
Totals	7,540,036	6,255,019

5.  Significant Agreements and Contracts

Harvard License Agreement

In August 2006, the Company entered into a license agreement for certain intellectual property with Harvard University (“Harvard”). Under the license agreement, as of March 31, 2018, the Company has paid Harvard an aggregate of $9.1 million in upfront license fees and development milestone payments, and has issued 31,379 shares of common stock to Harvard. For each product covered by the license agreement, the Company is obligated to make certain payments totaling up to approximately $15.1 million upon achievement of certain development and regulatory milestones and to pay additional royalties on net sales of such product. The Company is also obligated to make certain payments to Harvard based on amounts received under its license agreement with Everest Medicines Limited. During the three months ended March 31, 2018 the Company expensed $1.4 million, the amount due to Harvard related to the Everest Medicines license agreement.

Other Material Agreements

Everest Medicines License Agreement

In February 2018, the Company entered into a license agreement (the “Everest License Agreement”) with Everest Medicines Limited (“Everest Medicines”), whereby the Company granted Everest Medicines an exclusive license to develop and commercialize eravacycline, for the treatment of complicated intra-abdominal infections and other indications, in mainland China, Taiwan, Hong Kong, Macau, South Korea and Singapore (the “Territory”).

Under the terms of the Everest License Agreement, the Company received from Everest Medicines an upfront cash payment of $7.0 million within 15 business days of the effective date of the Everest License Agreement, and is eligible to receive up to an aggregate of $16.5 million in clinical development and up to $20.0 million in sales milestone payments. There can be no guarantee that any such milestones or sales thresholds will in fact be met. The Company is obligated to make certain payments to Harvard based on amounts received from Everest Medicines under the Everest License Agreement pursuant to the existing license agreement by and between Harvard and the Company.

The Company will also be entitled to receive low double-digit tiered royalties on sales in the Territory, if any, of products containing eravacycline. Royalties are payable with respect to each jurisdiction in the Territory until the latest to occur of: (i) the last-to-expire of specified patent rights in such jurisdiction in the Territory; (ii) expiration of marketing or regulatory exclusivity in such jurisdiction in the Territory; or (iii) ten (10) years after the first commercial sale of a product in such jurisdiction in the Territory. In addition, royalties payable under the Everest License Agreement will be subject to reduction on account of generic competition and after patent expiry in a jurisdiction if required by applicable law, with any such reductions capped at certain percentages of the amounts otherwise payable during the applicable royalty payment period.

Under the terms and conditions of the Everest License Agreement, Everest Medicines will be solely responsible for the development and commercialization of licensed products in the Territory. The Company agreed to manufacture clinical material, which will be paid by Everest at the Company’s cost, as well as commercial supply, which will be paid by Everest at cost plus a reasonable margin.

If either the Company or Everest Medicines materially breaches the Everest License Agreement and does not cure such breach within 90 days (or fewer days in certain cases), the non-breaching party may terminate the Everest License Agreement in its entirety. However, if the breach relates only to any jurisdiction other than mainland China, the non-breaching party may only terminate the Everest License Agreement with respect to such jurisdiction. Either party may also terminate the Everest License Agreement, effective immediately upon written notice, if the other party files for bankruptcy, is dissolved or has a receiver appointed for substantially all of its property. The Company may terminate the Everest License Agreement if Everest Medicines, its affiliates or its sublicensees challenges the validity or enforceability of any of the Company’s patents covering any of the licensed compounds or products. In certain circumstances, if the Company materially breaches the Everest License Agreement Everest Medicines may reduce royalties owed to the Company in lieu of a termination. Moreover, if the Company materially breaches the Everest License Agreement and Everest Medicines terminates the Everest License Agreement with respect to any jurisdiction and the Company then commercializes a licensed product in that jurisdiction, the Company will pay to Everest Medicines a low, single digit royalty on such sales of the licensed product in such jurisdiction for a minimum of five years after such termination.

In evaluating the recognition of revenue under the Agreement, the Company identified the following three performance obligations under the Agreement: (i) exclusive license to develop and commercialize eravacycline for the treatment of complicated intra-abdominal infections and other potential, future indications, in the Territory, (ii) provision of information and technical assistance related to the know-how transfer for the development of eravacycline; and (iii) a material right related to the provision of clinical supply to Everest Medicines.

The Company evaluated the Everest License Agreement under Topic 606. Based on that evaluation, the up-front fee of $7 million represented the amount of the consideration to be included in the transaction price, which will be allocated to the identified performance obligations. No clinical milestones, regulatory milestones, sales-based milestones or sales royalties have been included in the transaction price, as these milestones are not considered probable and commercial sales have not commenced. The Company determined that the license and related know-how were a combined performance obligation as the license is not distinct without the provision of the related know-how transfer. The Company’s requirement to manufacture clinical supply for Everest is dependent on Everest Medicines’ future purchases, the payment for which was determined to be at cost and therefore represents a material right. As a result, the Company allocated the transaction price to the performance obligations based on the estimated standalone selling price of each performance obligation, as well as the likelihood of Everest Medicines’ exercise of its option to purchase clinical supply.

The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of March 31, 2018, the Company had received the upfront payment totaling $7.0 million but has not yet recognized any revenue associated with this agreement as the Company had not yet delivered the license and related know-how, nor has the Company delivered any clinical supply to Everest Medicines.

Patheon UK Limited Master Manufacturing Services Agreement

In June 2017, the Company and Patheon UK Limited and certain of its affiliates (“Patheon”) entered into a master manufacturing services agreement. Under the Patheon agreement, the Company is responsible for supplying the active pharmaceutical ingredient for eravacycline to Patheon, and Patheon is responsible for manufacturing eravacycline, conducting quality control, quality assurance, analytical testing and stability testing and packaging. The Company and Patheon entered into two related product agreements pursuant to the Patheon agreement that govern the terms and conditions of Patheon’s manufacture of commercial supplies of eravacycline at Patheon’s Greenville, North Carolina and Ferentino, Italy manufacturing sites. Pursuant to the Patheon agreement, the Company has agreed to order from Patheon at least a certain percentage of its annual commercial requirements for eravacycline in the United States and European Union each year for the term of the Patheon agreement. The Patheon agreement has an initial term ending December 31, 2022, and will automatically renew after the initial term for successive terms of two years each, unless either party gives notice of its intention to terminate at least 18 months prior to the end of the then current term. The Company may terminate a product agreement upon 30 days’ prior written notice under certain circumstances.

Finorga SAS Commercial Supply Agreement

In October 2017, the Company and Finorga SAS (“Novasep”) entered into a commercial supply agreement. Under the agreement, Novasep will, pursuant to accepted purchase orders entered into under the agreement, manufacture for commercial supply the active pharmaceutical ingredient for eravacycline. This agreement has an initial term ending October 16, 2022, and will automatically renew after the initial term, unless either party gives notice of its intention to terminate at least 18 months prior to the end of the then current term. The Company may terminate the Novasep agreement upon 30 days’ prior written notice under certain circumstances.

Government Grant and Contracts

BARDA Contract for Eravacycline

The Company has received funding for its lead product candidate, eravacycline, under an award from the Biomedical Advanced Research and Development Authority, or BARDA, an agency of the U.S. Department of Health and Human Services. In

January 2012, BARDA awarded a five-year contract, which has since been extended, that provides for up to a total of $67.3 million in funding for the development, manufacturing and clinical evaluation of eravacycline for the treatment of disease caused by bacterial biothreat pathogens (“BARDA Contract”). The funding under the BARDA Contract is also being used for the development, manufacturing and clinical evaluation of eravacycline to treat certain infections caused by life-threatening MDR bacteria.

In connection with the BARDA Contract, in February 2012, the Company entered into a cost-plus-fixed-fee subcontract with CUBRC Inc. (“CUBRC”), an independent, not for profit, research corporation that specializes in U.S. government-based contracts, which is also the direct recipient of the BARDA Contract. This subcontract, which currently expires on September 30, 2018, granted the Company initial funding of up to approximately $41.8 million, reflecting the portion of the BARDA Contract funding that may be paid to the Company for its activities.

Although the BARDA Contract and the Company’s subcontract with CUBRC under the BARDA Contract have terms which currently expire on September 30, 2018, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to the Company. Committed funding from CUBRC under the Company’s BARDA subcontract is for up to approximately $41.8 million through September 30, 2018, the current contract end date, as a result of the exercise of several options by BARDA under the BARDA Contract. Total funds of $37.5 million had been received by the Company through March 31, 2018 under this contract. During the three months ended March 31, 2018 and 2017, the Company recognized revenue of $0.4 million and $0.5 million, respectively, from the Company’s subcontract under the BARDA Contract.

NIAID Grant and Contract for TP-271

The Company has received funding for its phase 1 compound TP-271 under two awards from the National Institute of Allergy and Infectious Diseases, or NIAID, for the development, manufacturing and clinical evaluation of TP-271 for respiratory diseases caused by biothreat and antibiotic-resistant public health pathogens, as well as bacterial pathogens associated with community-acquired bacterial pneumonia:

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

In connection with the NIAID Contract, in October 2011, the Company entered into a cost-plus-fixed-fee subcontract with CUBRC, the direct recipient of the NIAID Contract, which subcontract currently expires on March 31, 2019 under which the Company may receive funding of up to approximately $16.9 million, reflecting the portion of the NIAID Contract funding that may be paid to the Company for its activities.

Although the NIAID Contract and the Company’s subcontract with CUBRC under the NIAID Contract have terms which currently expire on March 31, 2019, and the Company’s subaward under the NIAID Grant has a term which expired on May 31, 2017, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond the respective expiration dates. To the extent that NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to the Company. As of March 31, 2018, committed funding from CUBRC under the Company’s subcontract with respect to the NIAID Contract is $16.9 million, of which $14.2 million had been received through March 31, 2018. Through March 31, 2018, the Company received all committed funding of $0.9 million from CUBRC under the Company’s subaward with respect to the NIAID Grant.

During the three months ended March 31, 2018 and 2017, the Company recognized revenue of $0.7 million and $1.0 million, respectively, from the Company’s subcontract under the NIAID Contract. During the three months ended March 31, 2018, the Company recognized no revenue from its subaward under the NIAID Grant compared to revenue of $6,000 for the three months ended March 31, 2017, as the grant expired in May 2017.

CARB-X Award for TP-6076

In March 2017, CARB-X selected the Company to receive up to $4.0 million in research funding over eighteen months for TP-6076. In connection with this funding, the Company entered into a cost reimbursement Sub-Award Agreement (the “Sub-Award

Agreement”) with the Trustees of Boston University, the administrator of the program. The Company began recognizing revenue from the Sub-Award Agreement in April 2017. During the three months ended March 31, 2018, the Company recognized revenue of $0.7 million under this Sub-Award Agreement, and has received $0.4 million from its inception through March 31, 2018. This Sub-Award Agreement will fund certain activities through the end of 2018. This Sub-Award Agreement can be terminated for convenience at any time, subject to 30 days prior written notice.

6.  Accrued Expenses

Accrued expenses at March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Clinical trial related	$1,571	$3,401
Salaries and benefits	1,544	4,137
Drug supply and development	1,328	2,298
Professional fees	966	1,911
Other	715	812
Total	$6,124	$12,559

7.  Stock-Based Compensation

In January 2018, the number of shares available for issuance under the Tetraphase Pharmaceuticals, Inc. 2013 Stock Incentive Plan, as amended (“2013 Plan”) was increased by approximately 2.1 million shares as a result of the automatic increase provision of the 2013 Plan. As of March 31, 2018, the total number of shares of common stock available for issuance under the 2013 Plan was approximately 1.3 million.

Stock-Based Compensation Expense

During the three months ended March 31, 2018 and 2017, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Research and development	$1,360	$1,578
General and administrative	1,611	1,498
Total	$2,971	$3,076

	Three Months Ended
	March 31,
	2018	2017
Stock options	$2,787	$2,869
Restricted stock units	168	182
Employee stock purchase plan	16	25
Total	$2,971	$3,076

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2018:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2017	5,997,794	$13.33
Granted	2,010,475	$6.16
Exercised	(103,952)	$2.22
Forfeited	(820,629)	$10.62
Outstanding at March 31, 2018	7,083,688	$11.77
Exercisable at March 31, 2018	2,925,823	$16.84

As of March 31, 2018, there was $20.9 million of total unrecognized stock-based compensation cost related to employee unvested stock options granted under the 2013 Plan. The Company expects to recognize that cost over a remaining weighted-average period of 2.8 years.

Restricted Stock Units

In January 2016, the Company granted additional restricted stock units to employees. These restricted stock units vest in annual increments over three years, subject to continued employment with the Company and had a grant date fair value of $8.47 per share, which was the closing price of the Company’s common stock on the date of grant.

In January 2018 and 2017, the Company issued 284,000 and 175,000 restricted stock units, respectively, with service and performance conditions to certain employees, none of which vested during the three months ended March 31, 2018. Vesting of these awards is contingent on the occurrence of certain milestone events and fulfillment of any remaining service condition. As a result, the related compensation cost is recognized as an expense when achievement of the milestone is considered probable over the remaining requisite service period.

The following table summarizes the restricted stock activity for the three months ended March 31, 2018:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2017	282,034	$6.08
Granted	284,000	$6.28
Forfeited	(68,528)	$8.47
Vested/Released	(41,158)	$6.30
Unvested at March 31, 2018	456,348	$5.83

As of March 31, 2018, there was $0.9 million of total unrecognized stock-based compensation expense related to restricted stock units granted under the 2013 Plan. The expense is expected to be recognized over a weighted-average period of 2.2 years.

Employee stock purchase plan

Under the Company’s 2014 Employee Stock Purchase Plan (“2014 ESPP”), an aggregate of 300,000 shares of common stock have been reserved for issuance pursuant to purchase rights granted to the Company’s employees. As of March 31, 2018, 138,878 shares remained available for issuance. During the three months ended March 31, 2018 and 2017 the Company did not issue any shares under the 2014 ESPP, and recognized approximately $16,000 and $25,000 in related stock-based compensation expense, respectively.

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

As of March 31, 2018, the Company had sold an aggregate of 4,157,873 shares of common stock under the Sales Agreement, at an average selling price of approximately $7.78 per share for aggregate gross proceeds of $32.4 million and net proceeds of $31.1 million after deducting the sales commissions and offering expenses. As of March 31, 2018, $47.6 million of common stock remained available to be sold under the amended Sales Agreement, subject to certain conditions specified therein.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this quarterly report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2017, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K filed with the United States Securities and Exchange Commission, or the SEC, on March 6, 2018, which we refer to as our annual report. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are subject to risks and uncertainties, including those set forth in Part II — Other Information, Item 1A. Risk Factors below and elsewhere in this report that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are a clinical-stage biopharmaceutical company using our proprietary chemistry technology to create and commercialize novel antibiotics for serious and life-threatening multidrug-resistant, or MDR, infections. We are developing our lead product candidate, eravacycline, a fully synthetic fluorocycline, as an intravenous, or IV antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including MDR Gram-negative infections in patients, such as those with complicated intra-abdominal infections, or cIAI.

We conducted a global phase 3 clinical program for eravacycline called IGNITE (Investigating Gram-Negative Infections Treated with Eravacycline).

On July 25, 2017, we announced top-line data from our IGNITE4 trial, a global phase 3 randomized, double-blind, double-dummy, multicenter, prospective study assessing the efficacy, safety and pharmacokinetics of twice-daily intravenous, or IV, eravacycline (1.0 mg/kg every 12 hours) compared with meropenem (1g every 8 hours) for the treatment of complicated intra-abdominal infections, or cIAI that we conducted in 500 patients. In the trial, eravacycline met the primary endpoint of statistical non-inferiority of clinical response at the test-of-cure, or TOC, visit, under the guidance set by the United States Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA. Prior to IGNITE4, we conducted IGNITE1, a phase 3 clinical trial of twice-daily IV eravacycline (1.0 mg/kg every 12 hours) compared with ertapenem (1.0g IV every 24 hours) for the treatment of cIAI. In IGNITE1, eravacycline met the primary endpoint of statistical non-inferiority of clinical response.

On January 2, 2018, we announced the submission of a New Drug Application, or NDA, to the FDA for IV eravacycline for the treatment of cIAI. The NDA submission includes data from the IGNITE1 and IGNITE4 phase 3 clinical trials. In the third quarter of 2017, we submitted a marketing authorization application, or MAA, to the EMA for IV eravacycline for the treatment of cIAI primarily based upon the results of IGNITE1. In February 2018, the FDA notified us that it had completed its initial 60-day review of our NDA and August 28, 2018 was set as the Prescription Drug User Fee Act, or PDUFA, goal date for the FDA’s completion of its review of our NDA.

The FDA has granted Qualified Infectious Disease Product (QIDP) and Fast Track designations for IV eravacycline for cIAI.

In February 2018, we announced top-line data from our IGNITE3 trial, a global phase 3 randomized, multi-center, double-blind, clinical trial evaluating the efficacy and safety of once-daily intravenous, or IV, eravacycline, at a dose of 1.5mg/kg every 24 hours, compared to ertapenem, at a dose of 1g every 24 hours, for the treatment of complicated urinary tract infections, or cUTI. We conducted the trial in 1,205 patients who were randomized 1:1 to receive eravacycline or ertapenem for a minimum of 5 days, and then were eligible for transition to an appropriate approved oral agent. In this trial, eravacycline did not meet the co-primary endpoints of responder rate, a combination of clinical cure and microbiological success, the microbiological intent-to-treat, or micro-ITT, population at the end-of-IV treatment visit and at the test-of-cure, or TOC, visit (5-10 days post therapy). These endpoints were evaluated using a 10% non-inferiority margin. Given the IGNITE3 results, we ceased development of IV and oral eravacycline for the treatment of cUTI.

Eravacycline is designed to treat a broad range of infections, including infections due to MDR bacteria. In in vitro experiments, eravacycline has demonstrated the ability to cover a wide variety of multidrug-resistant Gram-negative, Gram-positive, anaerobic and atypical bacteria, including multidrug-resistant Klebsiella pneumoniae and multi-drug resistant Acinetobacter. Multidrug-resistant Klebsiella pneumoniae is one of the carbapenem-resistant Enterobacteriaceae (or CREs) listed as an urgent threat and multi-drug resistant Acinetobacter is listed as a serious threat by the Centers for Disease Control and Prevention, or CDC, in a September 2013 report. They are also listed as “Priority 1; Critical Pathogens” in the World Health Organization’s priority pathogens list for R&D, published in February 2017. CREs were a confirmed area of great concern by the World Health Organization in an April 2014 global surveillance report. Gram-negative bacteria that are resistant to multiple available antibiotics are increasingly common and a growing threat to public health. We believe that the ability of eravacycline to cover MDR Gram-negative bacteria, as well as

MDR Gram-positive, anaerobic and atypical bacteria, will enable eravacycline to become the drug of choice for first-line empiric treatment of patients with cIAI.

In June 2017, we announced positive results from a phase 1 single-ascending dose clinical trial of the IV formulation of TP-271 in healthy volunteers. TP-271 is a fully-synthetic fluorocycline being developed for respiratory disease caused by bacterial biothreat and antibiotic-resistant public health pathogens, as well as bacterial pathogens associated with community-acquired bacterial pneumonia. In the study, TP-271 was well-tolerated at single doses that resulted in high plasma exposures. There were no clinically significant changes in lab values, ECG parameters, or physical exam findings. There were no serious or severe adverse events, or discontinuations due to an adverse event during the study. We are completing a multiple-ascending dose trial for the IV formulation of TP-271 and a single-ascending dose trial for the oral formulation of TP-271. We also initiated a multiple-ascending dose phase 1 study for the oral formulation of TP-271 in the first quarter of 2018. In February 2017, we received Qualified Infectious Disease Product and Fast Track designations from the FDA for TP-271.

In addition, we are developing TP-6076, a fully-synthetic fluorocycline derivative, as a lead candidate under our second-generation program to target unmet medical needs, including MDR Gram-negative bacteria such as carbapenem-resistant Enterobacteriaceae and carbapenem-resistant Acinetobacter baumanii. In June 2017, we announced positive results from a phase 1 randomized, placebo-controlled, double-blind, single-ascending dose study evaluating the safety, tolerability and pharmacokinetics of IV TP-6076. In the study, TP-6076 was well-tolerated, and there were no serious or severe adverse events, or discontinuations due to an adverse event. There were no clinically significant safety findings in any laboratory assessments, vital signs, ECGs or physical examinations. We also are conducting a multiple-ascending study in healthy volunteers of the IV formulation of TP-6076 and expect to report the results of this study in the fourth quarter of 2018.

We commenced business operations in July 2006. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary chemistry technology, identifying potential product candidates and undertaking preclinical studies and clinical trials of our product candidates. To date, we have not generated any product revenue and have primarily financed our operations through public offerings and private placements of our equity securities, debt financings and funding from the United States government. As of March 31, 2018, we had received an aggregate of $553 million in net proceeds from the issuance of equity securities and borrowings under debt facilities and an aggregate of $53.0 million from government grants and contracts. As of March 31, 2018, our principal source of liquidity was cash and cash equivalents, which totaled $117.7 million.

As of March 31, 2018, we had an accumulated deficit of $483.5 million. Our net losses were $21.6 million and $29.5 million for the three months ended March 31, 2018 and 2017, respectively. We expect that our expenses will decrease in 2018 compared with 2017, as the completion of the IGNITE clinical program will offset cost increases associated with conducting pre-commercialization activities for eravacycline and, if approved, the launch of eravacycline. If we obtain marketing approval for eravacycline, we do expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses.

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

Financial overview

Contract and Grant Revenue

We have derived all of our revenue to date from funding provided under three U.S. government awards for the development of our compounds as potential counter measures for the treatment of disease caused by bacterial biothreat pathogens through our collaborator CUBRC Inc., or CUBRC, an independent, not-for-profit, research corporation that specializes in U.S. government-based contracts, and from Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, or CARB-X, an international public-private partnership focused on advancing new anti-microbial products to address the threat of antibiotic resistance.

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

We have received funding for TP-271 under two awards from the National Institute of Allergy and Infectious Diseases, or NIAID, a division of National Institutes of Health, for the development, manufacturing and clinical evaluation of TP-271 for respiratory diseases caused by biothreat and antibiotic-resistant public health pathogens, as well as bacterial pathogens associated with community-acquired bacterial pneumonia:

•	A grant awarded to CUBRC in July 2011 that provided up to a total of approximately $2.9 million through May 31, 2017, when it expired, which we refer to as the NIAID Grant; and
•	A contract awarded to CUBRC in September 2011 that provides up to a total of approximately $35.8 million in funding through March 31, 2019, which we refer to as the NIAID Contract.

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

•

In connection with the BARDA Contract, in February 2012, we entered into a cost-plus-fixed-fee subcontract with CUBRC which currently expires on September 30, 2018 under which we may receive funding of up to approximately $41.8 million, reflecting the portion of the BARDA Contract funding that may be paid to us for our activities.

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

Although the BARDA Contract and our subcontract with CUBRC under the BARDA Contract have terms which currently expire on September 30, 2018, BARDA is entitled to terminate the project for convenience at any time and is not obligated to provide continued funding beyond current-year amounts from congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is up to $41.8 million from the initial contract date through September 30, 2018, of which $37.5 million had been received through March 31, 2018.

Similarly, although the NIAID Contract and our subcontract with CUBRC under the NIAID Contract have terms which currently expire on March 31, 2019, NIAID is entitled to terminate the project for convenience at any time and is not obligated to provide continued funding beyond March 31, 2019. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID Contract is for up to $16.9 million, from the initial contract date through March 31, 2019, of which $14.2 million had been received through March 31, 2018.

In March 2017, CARB-X selected us to receive up to $4.0 million in research funding over 18 months for TP-6076. In connection with this funding, we entered into a cost reimbursement Sub-Award Agreement with the Trustees of Boston University, the administrator of the program. We began recognizing revenue from the Sub-Award Agreement in April 2017. Of the $4.0 million in committed funding, $0.4 million had been received through March 31, 2018. Although the Sub-Award Agreement has a term which currently expires on December 31, 2018, the project can be terminated for convenience at any time.

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

•	payments made under our license agreement with Harvard University or Harvard;
•	the cost of acquiring, developing and manufacturing clinical trial materials and lab supplies;
•	facility, depreciation and other expenses, which include direct and allocated expenses for rent, maintenance of our facilities, insurance and other supplies; and
•	costs associated with preclinical, regulatory and medical affairs activities.

We expense research and development costs to operations as incurred. We recognize costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors.

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and laboratory supplies, to each program based on the personnel resources allocated to such program. Expenses related to facilities, consulting, travel, conferences, stock-based compensation and depreciation are not allocated to a program and are separately classified as other research and development expenses. The following table summarizes our research and development expenses on a program-specific basis for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Eravacycline	$11,259	$20,431
BARDA Contract	410	419
NIAID Contract and NIAID Grant	693	901
CARB-X Award	694	—
TP-6076	544	730
Other development programs	471	275
Other research and development	4,056	3,191
Total research and development expenses	$18,127	$25,947

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

As of March 31, 2018, we had incurred an aggregate of $268.0 million in research and development expenses related to the development of eravacycline, and $37.1 million in research and development expenses related to the development of eravacycline that were funded under the BARDA Contract. We expect that our research and development expenses will decrease as we complete the IGNITE program for eravacycline.

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

We have licensed our proprietary chemistry technology from Harvard on an exclusive worldwide basis under a license agreement that we entered into in August 2006. Under our license agreement, we have paid Harvard an aggregate of $9.1 million in upfront license fees, and development and regulatory milestone payments. We have also issued 31,379 shares of our common stock to Harvard under the license agreement. In addition, we have agreed to make payments to Harvard upon the achievement of specified future development and regulatory milestones totaling up to $15.1 million for each licensed product candidate ($7.8 million of which has already been paid with respect to eravacycline), and to pay tiered royalties in the single digits based on annual worldwide net sales, if any, of licensed products, our affiliates and our sublicensees. We are also obligated to pay Harvard a specified share of non-royalty sublicensing revenues that we receive from sublicensees for the grant of sublicenses under the license and to reimburse Harvard for specified patent prosecution and maintenance costs. The next milestone payments due under the license agreement with respect to eravacycline total an aggregate of $6.2 million upon approval of eravacycline by the FDA and EMA and a payment due under our license agreement with Everest Medicines Limited, or Everest Medicines.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, including salaries and related costs such as benefits and stock-based compensation for personnel in executive, finance, legal, operational, corporate communications, marketing and human resource functions. Other significant general and administrative expenses include professional fees for legal, patent, auditing and tax services, consulting and facility costs not otherwise included in research and development expenses.

We anticipate that our general and administrative expenses will increase for a number of reasons, including:

•	support of our anticipated research and development activities as we continue the development of our product candidates;
•	expansion of infrastructure, including increases in personnel-related costs, consulting, legal, accounting and investor relations costs, and directors and officers insurance premiums; and
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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued clinical expenses, and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we and our management believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We have concluded that our grants are not within the scope of Topic 606, as they do not meet the definition of a contract with a “customer”. We have concluded that the Grants meet the definition of a contribution and are non-reciprocal transactions. We have further concluded that Subtopic 958-605, Not-for-Profit-Entities-Revenue Recognition also does not apply, as we are a business entity and the grants are with governmental agencies or units. The government grants are technically to a non-profit entity that specializes in government grant administration, project management and oversight (i.e. CUBRC). However, we have concluded that, in effect, it is a grant from the government; as the contracting counterparty CUBRC is merely administering the agreement between the government (who is funding the work) and us (who are performing the work).

In the absence of applicable guidance under US GAAP as of January 1, 2018 for the grants, we have developed a policy for the recognition of revenue for the grants as follows:

•	Revenue is recognized when the right to payment is realized or is realizable
•	Revenues are realized when services are exchanged for cash or claims to cash. Revenues are not recognized until earned.
•

Our revenue-earning activities involve rendering services that constitute our ongoing major or central operations, and revenues are considered to have been earned when we have substantially accomplished what we must do to be entitled to the benefits represented by the revenues.

We believe this policy is consistent with the overarching premise in Topic 606, to ensure that we recognize revenues to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services, even though there is no “exchange” as defined in the ASC. We believe the recognition of revenue as costs are incurred and amounts become earned/realizable is analogous to the concept of transfer of control of a service over time under ASC 606.

Prior to January 1, 2018, we recognized revenue as we performed services under the grants so long as an agreement had been executed and the fees for these services were fixed or determinable, legally billable and reasonably assured of collection. Recognized amounts reflected our partial performance under the grants and equal direct and indirect costs incurred plus fixed fees, where applicable. Revenues and expenses under these arrangements were presented gross. Revenue recognition under this new policy is not materially different than would have been calculated under the old guidance. As a result of adoption of this policy, there was no change to the amounts we have historically recorded to our financial statements.

Out-Licensing Revenue Recognition

We entered into an out-licensing agreement that is evaluated under Topic 606, through which we license certain of our product candidates’ rights to a third party. Any future out-license agreement entered into by us and additional third parties shall also be evaluated under Topic 606. Terms of these arrangements include various payment types, typically including one or more of the following: up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services; and/or royalties on net sales of licensed products.

To determine the amount and timing of revenue to be recognized under each agreement, we evaluate the following criteria: (i) confirming the goods or services in the contract; (ii) defining the performance obligations under the agreement; (iii) determining the transaction price, including any constraint on variable consideration; (iv) allocating the transaction price to the performance obligations; and (v) defining how the revenue will be recognized for each performance obligation. In determining the accounting treatment for these arrangements, we develop assumptions to determine the stand-alone selling price for each performance obligation in the contract. These assumptions may include forecasted revenues, development timelines, discount rates and probabilities of technical and regulatory success.

Licenses of Intellectual Property: If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenue from up-front fees allocated to the license when the license is transferred to the licensee, including any associated know-how and the licensee can use and benefit from the license. For licenses that are bundled with other obligations, we use judgment to evaluate the combined performance obligation to determine whether it is satisfied over time or at a point in time and the appropriate method of measuring completion for purposes of recognizing revenue.

Milestone Payments: For arrangements that include development milestone payments, we evaluate whether the milestones are considered probable and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received.

Manufacturing Supply: Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered as options. We assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. If we are entitled to additional payments when the licensee exercises these options, we recognize revenue when the licensee obtains control of the goods, which is upon delivery.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

There have been no other significant changes to our critical accounting policies since the beginning of this fiscal year. Our critical accounting policies are described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report, filed on form 10-K with the SEC on March 6, 2018 for the year ended December 31, 2017.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table summarizes the results of our operations for the three months ended March 31, 2018 and 2017, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	March 31,		Increase/
	2018	2017	(decrease)%
	(in thousands)
Revenues	$1,891	$1,485	$406	27%
Operating expenses:
Research and development	18,127	25,947	(7,820)	(30)%
General and administrative	5,705	5,133	572	11%
Total operating expenses	23,832	31,080	(7,248)	(23)%
Loss from operations	(21,941)	(29,595)	7,654	(26)%
Other income	365	137	228	166%
Net loss	$(21,576)	$(29,458)	$7,882	(27)%

Revenue from U.S. Government Contracts and Grants

The following table sets forth our contract and grant revenue for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,		Increase/
	2018	2017	(decrease)%
	(in thousands)
Revenues
CARB-X Award	$738	$-	$738	n/a
NIAID Contract	733	1,015	(282)	(28)%
BARDA Contract	420	464	(44)	(9)%
NIAID Grant	—	6	(6)	(100)%
	$1,891	$1,485	$406	27%

Contract and grant revenue was $1.9 million for the three months ended March 31, 2018 compared to $1.5 million for the three months ended March 31, 2017, an increase of $0.4 million, or 27%. This increase was due to the scope and timing of activities conducted under our subcontract with respect to the CARB-X Award and the BARDA and NIAID Contracts.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2018 were $18.1 million compared to $25.9 million for the three months ended March 31, 2017, a decrease of $7.8 million, or 30%. This decrease was primarily due to lower clinical trial costs associated with conducting our IGNITE3 and IGNITE4 phase 3 clinical trials during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2018 were $5.7 million compared to $5.1 million for the three months ended March 31, 2017, an increase of $0.6 million, or 11%. This increase was primarily due to an increase in pre-commercialization expenses.

Other Income

The increase in other income for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was driven by implementation of a new cash sweep account and improved overall yields on our money market funds.

Liquidity and Capital Resources

We have incurred losses since our inception and anticipate that we will continue to incur losses for at least the next several years. We expect our total expenses to decrease but remain significant in 2018 and, as a result, we will need additional capital to fund our operations, which we may obtain from additional financings, research funding, collaborations, contract and grant revenue or other sources.

Since our inception, we have funded our operations principally through the receipt of funds from public offerings and private placements of equity securities, debt financings and contract research funding and research grants from the United States government.

As of March 31, 2018, we had cash and cash equivalents of approximately $117.7 million. We invest cash in excess of immediate requirements in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of March 31, 2018, our funds were held in cash and money market funds.

On January 17, 2017, we entered into a Controlled Equity Offering Sales Agreement, or sales agreement, with Cantor Fitzgerald & Co., or Cantor, as sales agent. On July 7, 2017, we entered into an amendment to the sales agreement, or the amended sales agreement. In accordance with the terms of the amended sales agreement, we may offer and sell through Cantor, from time to time, shares of our common stock up to an aggregate offering price of $80,000,000 through an “at-the-market” offering program. As of March 31, 2018, we had sold 4,157,873 shares under the agreement at an average price of $7.78 per share and we had received aggregate cash proceeds of $31.1 million, after deducting the sales commissions and offering expenses. Under the amended sales agreement, Cantor may sell shares of our common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Global Select Market or on any other existing trading market for our common stock. We are not obligated to make any sales of shares of our common stock under the amended sales agreement. We or Cantor may suspend or terminate the offering of shares of our common stock upon notice to the other party and subject to other conditions. We will pay Cantor a commission rate equal to 3.0% of the gross proceeds per share sold.

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

The following table summarizes our sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Cash Flows from Operations:
Net cash used in operating activities	$(18,894)	$(18,745)
Net cash used in investing activities	(83)	(504)
Net cash provided by financing activities	231	5,322
Net (decrease) increase in cash and cash equivalents	$(18,746)	$(13,927)

Cash Flows from Operating Activities. The $0.1 million increase in cash used in operating activities for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was primarily due to decreased spending on IGNITE 3 and IGNITE 4 clinical trials offset by $7.0 million upfront payment from Everest Medicines.

Cash Flows from Investing Activities. The $0.4 million decrease in cash used in investing activities for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was due to a decrease in purchases of property and equipment related to our research and development activities.

Cash Flows from Financing Activities. The $5.1 million decrease in cash provided by financing activities for the three months ended March 31, 2018, compared to the three months ended March 31, 2017 was primarily due to a decrease in sales of common stock under our amended sales agreement with Cantor.

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

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the outcome, timing and costs of seeking regulatory approvals;
•	costs related to the anticipated commercial launch of eravacycline;
•	revenue received from commercial sales of eravacycline, subject to receipt of marketing approval;
•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our other product candidates and potential product candidates;
•	the amount of funding that we receive under our subcontracts under the BARDA and NIAID Contracts, and the activities funded under the BARDA Contract, the NIAID Contract and the CARB-X Award;
•	the number and characteristics of product candidates that we pursue;
•

the costs of commercialization activities for other product candidates if we receive marketing approval, including the timing and costs of establishing product sales, marketing, distribution and manufacturing capabilities;

•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish, as we did with Everest Medicines;
•

the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including milestone and royalty payments and patent prosecution fees that we are obligated to pay to Harvard, pursuant to our license agreement;

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

Contractual Obligations

During the three months ended March 31, 2018, there were no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our annual report, filed on form 10-K with the SEC on March 6, 2018 for the year ended December 31, 2017.

Recent Accounting Pronouncements

Refer to Note 2, Summary of Significant Accounting Policies, in the accompanying notes to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the three months ended March 31, 2018. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of our annual report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and senior vice president, finance, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and senior vice president, finance concluded that as of March 31, 2018, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this quarterly report on Form 10-Q was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

part ii – other information

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 1A. RISK FACTORS

Our business faces many risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in this Quarterly Report on Form 10-Q and other filings with the SEC, press releases, communications with investors and oral statements. The risks described below may not be the only risks we face. Additional risks we do not yet know of, or which we currently believe are immaterial, may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.

Risks Relating to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception, expect to incur losses for at least the next several years and may never achieve or sustain profitability.

We have incurred annual net operating losses in every year since our inception. Our net loss was $21.6 million for the three months ended March 31, 2018, $114.8 million for the year ended December 31, 2017, $77.5 million for the year ended December 31, 2016 and $83.2 million for the year ended December 31, 2015. As of March 31, 2018, we had an accumulated deficit of $483.5 million. We have not generated any product revenues and have financed our operations primarily through the public offering and private placements of our equity securities, debt financings and revenue from U.S. government grants and contract awards. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development.

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
•

the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including milestone and royalty payments and patent prosecution fees that we are obligated to pay to Harvard University, or Harvard, pursuant to our license agreement;

•	the costs of maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
•	the extent to which we in-license or acquire other products and technologies.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Currently, our only external source of funds is funding under subcontracts awarded to us by CUBRC pursuant to government contracts from BARDA and NIAID, and an award from CARB-X. Although the BARDA contract and our subcontract with CUBRC under the BARDA contract have terms which currently expire on September 30, 2018, BARDA is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond current-year amounts from congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is for up to approximately $41.8 million from the initial contract date through September 30, 2018, of which $37.5 million had been received through March 31, 2018.

Similarly, although the NIAID contract and our subcontract with CUBRC under the NIAID contract have terms which currently expire on March 31, 2019, NIAID is entitled to terminate the project for convenience at any time, and is not obligated to provide continued funding beyond March 31, 2019. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID contract is for up to $16.9 million, of which $14.2 million had been received through March 31, 2018.

Similarly, although the CARB-X Award has a term which currently expires on December 31, 2018, CARB-X is entitled to terminate the project for convenience at any time. Committed funding from the CARB-X Award is for up to $4.0 million from the initial award date through December 31, 2018, of which $0.4 million had been received through March 31, 2018.

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

We began operations in the third quarter of 2006. Our operations to date have been limited to financing and staffing our company, developing our technology and developing eravacycline and other product candidates. We have not yet demonstrated an ability to obtain marketing approval, manufacture a commercial-scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources in the development of eravacycline for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections. Specifically, we were developing eravacyline for the treatment of both cIAI and cUTI. We have conducted four phase 3 clinical trials – IGNITE1 and IGNITE4 for the treatment of cIAI and IGNITE2 and IGNITE3 for the treatment of cUTI. We submitted a new drug application, or NDA, to the FDA for IV eravacycline for the treatment of cIAI and a marketing authorization application, or MAA, to the EMA for IV eravacycline for the treatment of cIAI. In February 2018, we announced top-line data from IGNITE3, our phase 3 clinical trial evaluating the safety and efficacy of eravacycline with IV administration for the treatment of cUTI. IGNITE3 failed to meet the co-primary efficacy endpoints. As a result, we are no longer developing eravacycline for the treatment of cUTI.

Our prospects are substantially dependent on our ability to develop, obtain marketing approval for and successfully commercialize eravacycline for the treatment of cIAI. The success of eravacycline will depend on several factors, including the following:

•	successful outcome of discussions with regulatory agencies regarding our planned marketing applications;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishment of arrangements with third-party manufacturers to obtain manufacturing supply;
•	obtainment and maintenance of patent and trade secret protection and regulatory exclusivity;
•	protection of our rights in our intellectual property portfolio;
•	successful manufacturing of commercial-scale batches of eravacycline;
•	commercial launch of eravacycline, if and when approved, whether alone or in collaboration with others;
•	acceptance of eravacycline, if and when approved, by patients, the medical community and third-party payors;
•	favorable results of any additional clinical trials involving eravacycline that we may conduct;
•	competition with other therapies; and
•	a continued acceptable safety profile of eravacycline following approval.

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

If we are required to conduct additional clinical trials or other testing of eravacycline, or any other product candidate that we develop beyond the trials and testing that we contemplate; if we are unable to successfully complete clinical trials of our product candidates or other testing; if the results of these trials or tests are unfavorable or are only modestly favorable or if there are safety concerns associated with eravacycline or our other product candidates, we may:

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

Serious adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, an institutional review board, or regulatory authorities to interrupt, delay or halt our clinical trials and could result in a more restrictive label, the imposition of distribution or use restrictions or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. If eravacycline or any of our other product candidates are associated with serious adverse events or undesirable side effects or have properties that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound. In our clinical trials of eravacycline, some treatment-related adverse events have been reported. The most common treatment-related adverse events observed in clinical trials of eravacycline have been nausea and emesis. Additional adverse events, undesirable side effects or other unexpected properties of eravacycline or any of our other product candidates could arise or become known either during clinical development or, if approved, after the approved product has been marketed. If such an event occurs during development, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, eravacycline or our other product candidates. If such an event occurs after eravacycline or such other product candidates are approved, a number of potentially significant negative consequences may result, including:

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

We have never commercialized a product candidate for any indication. Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. If physicians, rightly or wrongly, associate our product candidates with antibiotic resistance issues of other products of the same class, physicians might not prescribe our product candidates for treating a broad range of infections. If eravacycline or any other product candidate that we develop does not achieve an adequate level of market acceptance, we may not generate significant product revenues and, therefore, we may not become profitable. The degree of market acceptance of eravacycline, if approved, or any other product candidate that is approved for commercial sale, will depend on a number of factors, including, but not limited to:

•	the efficacy and safety of the product;
•	the potential advantages of the product compared to alternative treatments, including convenience and ease of administration;
•	the prevalence and severity of any side effects;
•	the clinical indications for which the product is approved;
•	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling or an approved risk evaluation and mitigation strategy;
•	our ability to offer the product for sale at competitive prices;
•	the willingness of the target patient population to try, and of physicians to prescribe, the product;

•	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular infections;
•	the strength of marketing and distribution support;
•	the approval of other new products for the same indications;
•	the timing of market introduction of our approved products as well as competitive products;
•	the cost of treatment in relation to alternative treatments;
•	availability and level of coverage and amount of reimbursement from government payors, managed care plans and other third-party payors;
•	the effectiveness of our sales and marketing efforts;
•	adverse publicity about the product or favorable publicity about competitive products; and
•	the development of resistance by bacterial strains to the product.

In addition, the potential market opportunity for eravacycline is difficult to estimate. Our estimates of the potential market opportunity are predicated on several key assumptions such as industry knowledge, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain and the reasonableness of these assumptions has not been assessed by an independent source. If any of the assumptions proves to be inaccurate, then the actual market for eravacycline could be smaller than our estimates of the potential market opportunity. If the actual market for eravacycline is smaller than we expect, or if the product fails to achieve an adequate level of acceptance by physicians, health care payors and patients, our product revenue may be limited, and it may be more difficult for us to achieve or maintain profitability.

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

The development and commercialization of new drug products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide with respect to eravacycline and our other product candidates that we may seek to develop or commercialize in the future. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products, or are pursuing the development of product candidates, for the treatment of multi-drug resistant infections. Potential competitors also include academic institutions, government agencies and other public and private research organizations. Our competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective or less costly than any product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete or noncompetitive.

There are a variety of available therapies marketed for the treatment of resistant or even multidrug-resistant infections that we would expect would compete with eravacycline, including meropenem/vaborbactam, which is being marketed by Melinta Therapeutics as Vabomere; ceftazidime/avibactam, which is marketed by Allergan, Inc. as Avycaz; meropenem, which is marketed by AstraZeneca as Merrem; ceftolozane/tazobactam, imipenem/cilastatin, and ertapenem which are marketed by Merck & Co., Inc. as Zerbaxa, Primaxin and Invanz, respectively; tigecycline, which is marketed by Pfizer, Inc. as Tygacil; and piperacillin/tazobactam, which is marketed by Pfizer, Inc. as Zosyn. Many of the available therapies are well established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. If eravacycline is approved, it may be priced at a significant premium over other competitive products. This may make it difficult for eravacycline to compete with these products.

There are also a number of products currently in phase 3 development by third parties to treat multidrug-resistant infections, including plazomicin, which is being developed by Achaogen, Inc.; imipenem/relebactam, which is being developed by Merck & Co., Inc.; and cefiderocol, which is being developed by Shionogi. Some of these companies may obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than we do, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

Although we maintain general liability insurance of $6 million in the aggregate and clinical trial liability insurance of $6 million in the aggregate for all product candidates, this insurance may not fully cover potential liabilities that we may incur. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. We will need to increase our insurance coverage if and when we begin selling eravacycline or any other product candidate that receives marketing approval. In addition, insurance coverage is becoming increasingly expensive. If we are unable to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of our product candidates, which could adversely affect our business, financial condition and results of operations and prospects.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time, and in the future, our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials, and may also produce hazardous waste products. Even if we contract with third parties for the disposal of these materials and wastes, we cannot completely eliminate the risk of contamination or injury resulting from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

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

•	collaborators with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;
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

We will require additional funds to complete the development and potential commercialization of eravacycline and our other product candidates. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. For example, we intend to utilize a variety of types of collaboration arrangements for commercialization of eravacycline outside the United States. Our ability to enter into any such collaboration may be significantly delayed, or the terms on which we enter into collaborations may be adversely affected, due to the unfavorable results of IGNITE3 for cUTI.

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

•	the need to seek licenses or sub-licenses to third-party intellectual property; and
•	general industry and market conditions.

A collaborator may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and whether such collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

If any of our product candidates are approved by any regulatory agency, we intend to enter into agreements with third-party contract manufacturers for the commercial production of those products. This process is difficult and time consuming and we may face competition for access to manufacturing facilities, as there are a limited number of contract manufacturers operating under cGMPs that are capable of manufacturing our product candidates. Consequently, we may not be able to reach agreement with third-party manufacturers on satisfactory terms, which could delay our commercialization.

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

We are a party to a license agreement with Harvard that imposes, and we may enter into additional agreements, including license agreements, with other parties in the future that impose, diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. For example, under our license agreement with Harvard, we are obligated to satisfy diligence requirements, including using commercially reasonable efforts to develop and commercialize licensed compounds and to implement a specified development plan, meeting specified development milestones and providing an update on progress on an annual basis. If we fail to comply with these obligations, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product that is covered by these agreements, which could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

As a result of the America Invents Act of 2011, the United States transitioned to a first-inventor-to-file system in March 2013, under which, assuming the other requirements for patentability are met, the first inventor to file a patent application is entitled to the patent. However, as a result of the lag in the publication of patent applications following filing in the United States, we are not notified and therefore are not able to be certain upon filing that we are the first to file for patent protection for any invention. Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter partes review or interference proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of or invalidate our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our product candidates and use our proprietary chemistry technology without infringing the intellectual property and other proprietary rights of third parties. Numerous third-party U.S. and non-U.S. issued patents and pending applications exist in the area of antibacterial treatment, including compounds, formulations, treatment methods and synthetic processes that may be applied towards the synthesis of antibiotics. If any of their patents or patent applications cover our product candidates or technologies, we may not be free to manufacture or market our product candidates as planned. We are aware of a third-party U.S. patent claiming pharmaceutical compositions of tetracyclines. The third-party U.S. patent could be asserted against us with respect to eravacycline. We believe we have defenses in the event that the third-party seeks to assert such patent against us, including the invalidity of the relevant claims of such patent. However, we may not be successful in asserting these defenses, including proving invalidity, and could be found to infringe the third-party’s patent, which would have a material adverse effect on us.

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

In addition, while we typically require our employees, consultants and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Moreover, because we have licensed intellectual property from Harvard, we must rely on Harvard’s practices with regard to the assignment of intellectual property to it. To the extent we or Harvard have failed to obtain such assignments, or such assignments are breached, we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our management and scientific personnel.

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

If a product is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for that condition, the treatment sponsor may apply for FDA fast track designation. The FDA granted eravacycline fast track designation as a qualified infectious disease product in April 2014, granted fast track designation as a qualified infectious disease product for the IV formulation of TP-271 in September 2015, and granted fast track designation as a qualified infectious disease product for the oral formulation of TP-271 in February 2017. Fast track designation does not ensure approval or a faster development, regulatory review or approval process compared to conventional FDA procedures. Additionally, the FDA may withdraw fast track designation, if it believes that the designation is no longer supported by data from our clinical development program.

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

In March 2010, the ACA became law in the United States with the goals of broadening access to health insurance, reducing or constraining the growth of healthcare spending, enhancing remedies against fraud and abuse, adding new transparency requirements for health care and health insurance industries and imposing additional health policy reforms. Further, the new law includes annual fees to be paid by manufacturers for certain branded prescription drugs, requires manufacturers to participate in a discount program for certain outpatient drugs under Medicare Part D and increases manufacturer rebate responsibilities under the Medicaid Drug Rebate Program for outpatient drugs dispensed to Medicaid recipients. It also addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for line extensions and for drugs that are inhaled, infused, instilled, implanted or injected and expands oversight and support for the federal government’s comparative effectiveness research of services and products.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the research and development, regulatory, commercialization and business development expertise of our executive management team, as well as the other principal members of our management, scientific and clinical team. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time. For instance, in December 2017, our former chief medical officer terminated his employment with us.

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

As a public company we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly, especially since we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, and are no longer able to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are “emerging growth companies” and that were applicable to us prior to January 1, 2016.

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

Date: May 3, 2018	TETRAPHASE PHARMACEUTICALS, INC.

	By:	/s/ Christopher Watt
Christopher Watt
Senior Vice President, Finance