Form 10-Q
period 2018-06-30
TETRAPHASE PHARMACEUTICALS INC
filed 2018-08-02
CIK 1373707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 1, 2018, there were 52,858,585 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

TETRAPHASE PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$111,202	$136,411
Accounts receivable	3,112	4,653
Prepaid expenses and other current assets	6,031	6,382
Total current assets	120,345	147,446
Property and equipment, net	1,246	1,395
Restricted cash	199	199
Other assets	—	—
Total assets	$121,790	$149,040
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,119	$5,306
Accrued expenses	8,735	12,559
Deferred revenue	109	660
Total current liabilities	10,963	18,525
Other long term liabilities	96	105
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 125,000 shares authorized; 52,851 and 51,458 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	53	51
Additional paid-in capital	603,680	592,243
Accumulated deficit	(493,002)	(461,884)
Total stockholders’ equity	110,731	130,410
Total liabilities and stockholders’ equity	$121,790	$149,040

See accompanying notes to unaudited condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
License revenue	$9,500	$—	$9,500	$—
Government revenue	2,079	1,586	3,969	3,071
Total revenues	11,579	1,586	13,469	3,071

Operating expenses
Research and development	14,370	28,513	32,497	54,460
General and administrative	7,165	5,065	12,869	10,198
Total operating expenses	21,535	33,578	45,366	64,658
Loss from operations	(9,956)	(31,992)	(31,897)	(61,587)
Other income	413	181	778	318
Net loss	$(9,543)	$(31,811)	$(31,119)	$(61,269)
Net loss per share-basic and diluted	$(0.18)	$(0.83)	$(0.60)	$(1.63)
Weighted-average number of common shares used in net loss per share-basic and diluted	51,839	38,273	51,721	37,686
Comprehensive loss	$(9,543)	$(31,811)	$(31,119)	$(61,269)

See accompanying notes to unaudited condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017 (as revised) *
Operating activities
Net loss	$(31,119)	$(61,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	237	201
Stock-based compensation expense	6,364	6,236
Changes in operating assets and liabilities:
Accounts receivable	1,541	(893)
Prepaid expenses and other assets	351	1,465
Accounts payable	(3,187)	4,363
Accrued expenses and other liabilities	(3,832)	4,411
Deferred revenue	(551)	293
Net cash used in operating activities	(30,196)	(45,193)
Investing activities
Purchases of property and equipment	(88)	(676)
Net cash used in investing activities	(88)	(676)
Financing activities
Proceeds from sale of common stock, net of issuance costs	4,713	21,703
Proceeds from issuance of stock under stock plans	362	294
Net cash provided by financing activities	5,075	21,997
Net decrease in cash, cash equivalents and restricted cash	(25,209)	(23,872)
Cash, cash equivalents and restricted cash at beginning of period	136,610	142,285
Cash, cash equivalents and restricted cash at end of period	$111,401	$118,413

See accompanying notes to unaudited condensed consolidated financial statements

*	Cash flow presentation has been revised due to adoption of ASU 2016-18.

Tetraphase Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Operations

Tetraphase Pharmaceuticals, Inc. (the “Company”) is a clinical-stage biopharmaceutical company using its proprietary chemistry technology to create and commercialize novel antibiotics for serious and life-threatening multidrug-resistant infections. The Company is developing its lead product candidate, XeravaTM (eravacycline), a fully synthetic fluorocycline, as an intravenous (IV) antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including multidrug-resistant (MDR), Gram-negative infections, such as those found in complicated intra-abdominal infections (cIAI).

The Company has conducted a global phase 3 clinical program for eravacycline called IGNITE (Investigating Gram-Negative Infections Treated with Eravacycline).

In January 2018, the Company announced that it had submitted a new drug application (NDA) for IV eravacycline for the treatment of cIAI to the United States Food and Drug Administration (FDA) based on the positive results from two of its phase 3 clinical trials (IGNITE1 and IGNITE4). The Company’s Prescription Drug User Fee Act goal date for the FDA’s completion of its review of the NDA for eravacycline is August 28, 2018. In the third quarter of 2017, the Company submitted a marketing authorization application (MAA), to the European Medicines Agency (EMA) for IV eravacycline for the treatment of cIAI primarily based upon the results of IGNITE1.

In addition to eravacycline, the Company is pursuing development of TP-271, a fully synthetic fluorocycline being developed for respiratory disease caused by bacterial biothreat pathogens, as well as bacterial pathogens associated with community-acquired bacterial pneumonia, and TP-6076, a fully synthetic fluorocycline, targeted at unmet medical needs, including MDR Gram-negative bacteria such as carbapenem-resistant Enterobacteriaceae and carbapenem-resistant Acinetobacter baumanii. Both of these product candidates are in phase 1 clinical trials.

The Company has incurred annual net operating losses each year since its inception. As of June 30, 2018, the Company had an accumulated deficit of $493.0 million. The Company has not generated any product revenues and has financed its operations primarily through public offerings and private placements of its equity securities, debt financings and funding from the United States government.

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2017 contained in the Company’s annual report on Form 10-K filed with the SEC on March 6, 2018 (the “2017 Form 10-K”). The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2018 and the results of operations and comprehensive loss and cash flows for the three and six months ended June 30, 2018 and 2017. Interim operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for future interim periods or for the fiscal year ending December 31, 2018.

The December 31, 2017 condensed consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures including notes required by GAAP for complete financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, the Company’s management evaluates its estimates, including estimates related to its going concern evaluation, clinical trial accruals, stock-based compensation expense, contract, grant and license revenues, and expenses. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Out-Licensing Revenue Recognition

The Company has entered into an out-licensing agreement that is evaluated under Accounting Standards Codification, Topic 606 (“Topic 606”), Revenue from Contracts with Customers, through which the Company licenses certain of its product candidates’ rights to a third party. Any future out-licensing agreements entered into by the Company and additional third parties shall also be evaluated under Topic 606. Terms of these arrangements include various payment types, typically including one or more of the following: upfront license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services; and/or royalties on net sales of licensed products.

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

Licenses of Intellectual Property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from upfront fees allocated to the license when the license, including any associated know-how, is transferred to the licensee and the licensee can use and benefit from the license. For licenses that are bundled with other obligations, the Company uses judgment to evaluate the combined performance obligation to determine whether it is satisfied over time or at a point in time and the appropriate method of measuring completion for purposes of recognizing revenue.

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

Based on its current operating plans, the Company expects its cash to last more than one year beyond the filing date of the financial statements. Based on this analysis, no additional disclosures are required.

Recently Adopted Accounting Pronouncements

In November 2016, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The Company adopted the new standard effective January 1, 2018, using the retrospective transition approach. The reclassified restricted cash balances from operating activities to changes in cash, cash equivalents and restricted cash on the condensed consolidated statements of cash flows were not material for all periods presented.

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

In the absence of applicable guidance under GAAP as of January 1, 2018 for the grants, the Company has developed a policy for the recognition of revenue for the grants as follows:

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

Financial instruments measured at fair value as of June 30, 2018 and December 31, 2017 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance	Level 1	Level 2	Level 3
June 30, 2018
Cash and money market funds	$111,202	$111,202	$—	$—
December 31, 2017
Cash and money market funds	$136,411	$136,411	$—	$—

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

4.  Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. The Company’s potentially dilutive shares, which include outstanding stock options, unvested restricted stock units and warrants, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The amounts in the table below were excluded from the calculation of net loss per share, due to their anti-dilutive effect:

	June 30,
	2018	2017
Warrants	—	1,103
Unvested restricted stock units	1,088,689	340,616
Outstanding stock options	7,149,909	6,087,428
Totals	8,238,598	6,429,147

5.  Significant Agreements and Contracts

Harvard License Agreement

In August 2006, the Company entered into a license agreement for certain intellectual property with Harvard University (“Harvard”). Under the license agreement, as of June 30, 2018, the Company has paid Harvard an aggregate of $9.1 million in upfront license fees and development milestone payments and has issued 31,379 shares of common stock to Harvard. For each product covered by the license agreement, the Company is obligated to make certain payments totaling up to approximately $15.1 million upon achievement of certain development and regulatory milestones and to pay additional royalties on net sales of such product. The Company is also obligated to make certain payments to Harvard based on amounts received under its license agreement with Everest Medicines Limited. During the three months ended June 30, 2018 the Company paid Harvard $1.9 million related to the Everest Medicines license agreement.

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

Under the terms of the Everest License Agreement, the Company received from Everest Medicines an upfront cash payment of $7.0 million in the first quarter of 2018 and a cash payment of $2.5 million related to Everest Medicines’ submission of an Investigational New Drug Application, or IND, with the Chinese Food and Drug Administration in June 2018. The Company is also eligible to receive up to an aggregate of $14.0 million in future clinical development milestone payments and up to an aggregate of $20.0 million in additional sales milestone payments. There can be no guarantee that any such milestones or sales thresholds will in fact be met. The Company is obligated to make certain payments to Harvard based on amounts received from Everest Medicines under the Everest License Agreement pursuant to the existing license agreement by and between Harvard and the Company.

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

In evaluating the recognition of revenue under the Agreement, the Company identified the following three performance obligations under the Agreement: (i) exclusive license to develop and commercialize eravacycline for the treatment of complicated intra-abdominal infections and other potential, future indications, in the Territory, (ii) provision of information and technical assistance related to the know-how transfer for the development of eravacycline; and (iii) provision of clinical supply to Everest Medicines.

The Company evaluated the Everest License Agreement under Topic 606 at the time of execution of the arrangement. Based on that evaluation, the upfront fee of $7.0 million represented the amount of the consideration to be included in the transaction price, which will be allocated to the identified performance obligations. Subsequent to execution, the Company deemed a $2.5 million milestone payment to the Chinese IND as probable and included the amount in the transaction price.

No other clinical milestones, regulatory milestones, sales-based milestones or sales royalties have been included in the transaction price, as these milestones are not considered probable given Everest’s relatively short operating history, the uncertainty of regulatory processes in China and that commercial sales have not commenced. The Company determined that the license and related know-how were a combined performance obligation as the license is not distinct without the provision of the related know-how transfer. The Company’s requirement to manufacture clinical supply for Everest Medicines is dependent on Everest Medicines’ future purchases, the payment for which was determined to be at cost and therefore potentially represents a material right. However, based on the amount of clinical supply expected to be ordered by Everest Medicines, the Company has estimated that the value of this right would be immaterial.

The Company satisfied the combined performance obligation and recognized the $7.0 million upfront payment as revenue during the three months ended June 30, 2018. The Company also realized the $2.5 million Chinese IND milestone payment as revenue during the three months ended June 30, 2018.

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

In connection with the BARDA Contract, in February 2012, the Company entered into a cost-plus-fixed-fee subcontract with CUBRC Inc. (“CUBRC”), an independent, not for profit, research corporation that specializes in U.S. government-based contracts, which is also the direct recipient of the BARDA Contract. This subcontract, which currently expires on December 31, 2018, granted the Company initial funding of up to approximately $41.8 million, reflecting the portion of the BARDA Contract funding that may be paid to the Company for its activities.

Although the BARDA Contract and the Company’s subcontract with CUBRC under the BARDA Contract have terms which currently expire on December 31, 2018, BARDA is entitled to terminate the project for convenience at any time and is not obligated to provide continued funding beyond current-year amounts from congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to the Company. Committed funding from CUBRC under the Company’s BARDA subcontract is for up to approximately $41.8 million through December 31, 2018, the current contract end date, as a result of the exercise of several options by BARDA under the BARDA Contract. Total funds of $38.7 million had been received by the Company through June 30, 2018 under this contract. During the three months ended June 30, 2018 and 2017, the Company recognized revenue of $0.6 million and $1.0 million, respectively, from the Company’s subcontract under the BARDA Contract. During the six months ended June 30, 2018 and 2017, the Company recognized revenue of $1.0 million and $1.5 million, respectively, from the Company’s subcontract under the BARDA Contract.

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

In connection with the NIAID Contract, in October 2011, the Company entered into a cost-plus-fixed-fee subcontract with CUBRC, the direct recipient of the NIAID Contract, which subcontract currently expires on March 31, 2019 under which the Company may receive funding of up to approximately $16.9 million, reflecting the portion of the NIAID Contract funding that may be paid to the Company for its activities. Through June 30, 2018, the Company had received all committed funding of $0.9 million from CUBRC under the Company’s subaward with respect to the NIAID Grant.

Although the NIAID Contract and the Company’s subcontract with CUBRC under the NIAID Contract have terms which currently expire on March 31, 2019, NIAID is entitled to terminate the project for convenience at any time and is not obligated to provide continued funding beyond the respective expiration dates. To the extent that NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to the Company. As of June 30, 2018, committed funding from CUBRC under the Company’s subcontract with respect to the NIAID Contract is $16.9 million, of which $14.7 million had been received through June 30, 2018.

During the three months ended June 30, 2018 and 2017, the Company recognized revenue of $0.9 million and $0.2 million, respectively, from the Company’s subcontract under the NIAID Contract. During the three months ended June 30, 2018, the Company recognized no revenue from its subaward under the NIAID Grant compared to revenue of $3,000 for the three months ended June 30, 2017, as the grant expired in May 2017. During the six months ended June 30, 2018 and 2017, the Company recognized revenue of $1.6 million and $1.2 million, respectively, from the Company’s subcontract under the NIAID Contract. During the six months ended June 30, 2018, the Company recognized no revenue from its subaward under the NIAID Grant compared to revenue of $9,000 for the six months ended June 30, 2017, as the grant expired in May 2017.

CARB-X Award for TP-6076

In March 2017, Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) selected the Company to receive up to $4.0 million in research funding over eighteen months for TP-6076. In connection with this funding, the Company entered into a cost reimbursement Sub-Award Agreement (the “Sub-Award Agreement”) with the Trustees of Boston University, the administrator of the program. The Company began recognizing revenue from the Sub-Award Agreement in April 2017. During the three months ended June 30, 2018 and 2017, the Company recognized revenue of $0.6 million and $0.4 million, respectively, under this Sub-Award Agreement. During the six months ended June 30, 2018 and 2017, the Company recognized revenue of $1.4 million and $0.4 million, respectively and has received $0.5 million from its inception through June 30, 2018. This Sub-Award Agreement will fund certain activities through the end of 2018. This Sub-Award Agreement can be terminated for convenience at any time, subject to 30 days prior written notice.

6.  Accrued Expenses

Accrued expenses at June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Salaries and benefits	$2,060	$4,137
Drug supply and development	2,575	2,298
Clinical trial and related	1,529	3,401
Preclinical	835	188
Professional fees	814	1,911
Commercial	396	213
Other	526	411
Total	$8,735	$12,559

7.  Stock-Based Compensation

In January 2018, the number of shares available for issuance under the Tetraphase Pharmaceuticals, Inc. 2013 Stock Incentive Plan, as amended (“2013 Plan”) was increased by approximately 2.1 million shares as a result of the automatic increase provision of the 2013 Plan. As of June 30, 2018, the total number of shares of common stock available for issuance under the 2013 Plan was approximately 1.3 million.

Stock-Based Compensation Expense

During the three and six months ended June 30, 2018 and 2017, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Research and development	$1,586	$1,596	$2,946	$3,174
General and administrative	1,806	1,564	3,418	3,062
Total	$3,392	$3,160	$6,364	$6,236

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock options	$2,799	$2,946	$5,586	$5,815
Restricted stock units	557	185	726	368
Employee stock purchase plan	36	29	52	53
Total	$3,392	$3,160	$6,364	$6,236

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2018:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2017	5,997,794	$13.33
Granted	2,235,475	$5.92
Exercised	(112,564)	$2.32
Forfeited	(970,796)	$10.59
Outstanding at June 30, 2018	7,149,909	$11.56
Exercisable at June 30, 2018	3,210,763	$16.40

As of June 30, 2018, there was $18.4 million of total unrecognized stock-based compensation cost related to employee unvested stock options granted under the 2013 Plan. The Company expects to recognize that cost over a remaining weighted-average period of 2.6 years.

Restricted Stock Units

In April 2018, the Company granted restricted stock units to employees. These restricted stock units vest in quarterly increments over one to two years, subject to continued employment with the Company and had a grant date fair value of $3.04 per share, which was the closing price of the Company’s common stock on the date of grant.

In January 2018 and 2017, the Company issued 284,000 and 175,000 restricted stock units, respectively, with service and performance conditions to certain employees, none of which vested during the six months ended June 30, 2018. Vesting of these awards is contingent on the occurrence of certain milestone events and fulfillment of any remaining service condition. As a result, the related compensation cost is recognized as an expense when achievement of the milestone is considered probable over the remaining requisite service period.

The following table summarizes the restricted stock unit activity for the six months ended June 30, 2018:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2017	282,034	$6.09
Granted	937,460	$4.02
Forfeited	(62,277)	$5.28
Vested/Released	(68,528)	$8.47
Unvested at June 30, 2018	1,088,689	$4.20

As of June 30, 2018, there was $2.2 million of total unrecognized stock-based compensation expense related to restricted stock units granted under the 2013 Plan. The expense is expected to be recognized over a weighted-average period of 1.5 years.

Employee stock purchase plan

Under the Company’s 2014 Employee Stock Purchase Plan (“2014 ESPP”), an aggregate of 300,000 shares of common stock have been reserved for issuance pursuant to purchase rights granted to the Company’s employees. As of June 30, 2018, 106,833 shares remained available for issuance. During the three months ended June 30, 2018 and 2017 the Company issued 32,045 shares and 44,785 shares of common stock under the 2014 ESPP and recognized approximately $52,000 and $53,000 in related stock-based compensation expense, respectively.

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

As of June 30, 2018, the Company had sold an aggregate of 5,338,184 shares of common stock under the Sales Agreement, at an average selling price of approximately $6.97 per share for aggregate gross proceeds of $37.2 million and net proceeds of $35.9 million after deducting the sales commissions and offering expenses. An additional 5,130 shares had been sold under the Amended Sales Agreement subsequent to June 30, 2018, for net proceeds of $19,000 after deducting sales commissions. As of August 1, 2018, $42.8 million of common stock remained available to be sold under the amended Sales Agreement.

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

9. Subsequent Events

On July 27, 2018, the Company announced that the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency adopted a positive opinion recommending Xerava (eravacycline) for approval as a treatment for adult patients with complicated intra-abdominal infections (cIAI). The CHMP’s opinion will be reviewed by the European Commission (EC) which is expected to make a final decision within three months. If approved by the EC, marketing authorization for Xerava will be granted in all 28 countries of the European Union, Norway, Iceland and Liechtenstein.

In July 2018, a purported securities class action lawsuit was filed against the Company, its chief executive officer, its chief scientific officer and the underwriters of its July 2017 public offering, in the United States Southern District Court for New York. The complaint is brought on behalf of an alleged class of those who purchased Tetraphase securities pursuant and/or traceable to the Company’s July 2017 secondary public offering and those who purchased the Company’s securities between March 8, 2017 and February 13, 2018. The complaint purports to allege claims arising under Sections 10 and 20 of the Exchange Act of 1934, as amended, and Sections 11 and 15 of the Securities Act of 1933, as amended. The complaint generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning IGNITE3. The complaint seeks, among other relief, unspecified compensatory damages, attorneys’ fees, and costs. The Company believes it has valid defenses against these claims, and will engage in a vigorous defense of such litigation.

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

On January 2, 2018, we announced the submission of a New Drug Application, or NDA, to the FDA for IV eravacycline for the treatment of cIAI. The NDA submission includes data from the IGNITE1 and IGNITE4 phase 3 clinical trials. Our Prescription Drug User Fee Act goal date for the FDA’s completion of its review of our NDA is August 28, 2018. The FDA has granted Qualified Infectious Disease Product (QIDP) and Fast Track designations for IV eravacycline for cIAI.

In the third quarter of 2017, we submitted a marketing authorization application, or MAA, to the EMA for IV eravacycline for the treatment of cIAI primarily based upon the results of IGNITE1. On July 27, 2018, we announced that the Committee for Medicinal Products for Human Use, or CHMP, of the EMA, had notified us that it is recommending eravacycline for approval as a treatment for adult patients with cIAI. The CHMP’s opinion will be reviewed by the European Commission, or EC, which is expected to make a final decision within three months. If approved by the EC, marketing authorization for eravacycline is expected to be granted in all 28 countries of the European Union, Norway, Iceland and Liechtenstein.

In February 2018, we announced top-line data from our IGNITE3 trial, a global phase 3 randomized, multi-center, double-blind, clinical trial evaluating the efficacy and safety of once-daily IV eravacycline, at a dose of 1.5mg/kg every 24 hours, compared to ertapenem, at a dose of 1g every 24 hours, for the treatment of complicated urinary tract infections, or cUTI. We conducted the trial in 1,205 patients who were randomized 1:1 to receive eravacycline or ertapenem for a minimum of 5 days, and then were eligible for transition to an appropriate approved oral agent. In this trial, eravacycline did not meet the co-primary endpoints of responder rate, a combination of clinical cure and microbiological success, the microbiological intent-to-treat, or micro-ITT, population at the end-of-IV treatment visit and at the TOC visit (5-10 days post therapy). These endpoints were evaluated using a 10% non-inferiority margin. Given the IGNITE3 results, in the first quarter of 2018 we ceased development of IV and oral eravacycline for the treatment of cUTI.

Eravacycline is designed to treat a broad range of infections, including infections due to MDR bacteria. In in vitro experiments, eravacycline has demonstrated the ability to cover a wide variety of multidrug-resistant Gram-negative, Gram-positive, anaerobic and atypical bacteria, including multidrug-resistant Klebsiella pneumoniae and multi-drug resistant Acinetobacter. Multidrug-resistant Klebsiella pneumoniae is one of the carbapenem-resistant Enterobacteriaceae (or CREs) listed as an urgent threat and multi-drug resistant Acinetobacter is listed as a serious threat by the Centers for Disease Control and Prevention in a September 2013 report. They are also listed as “Priority 1; Critical Pathogens” in the World Health Organization’s priority pathogens list for R&D, published in February 2017. CREs were a confirmed area of great concern by the World Health Organization in an April 2014 global surveillance report. Gram-negative bacteria that are resistant to multiple available antibiotics are increasingly common and a growing threat to public health. We believe that the ability of eravacycline to cover MDR Gram-negative bacteria, as well as MDR Gram-positive, anaerobic and atypical bacteria, will enable eravacycline to become the drug of choice for first-line empiric treatment of patients with cIAI.

In June 2017, we announced positive results from a phase 1 single-ascending dose clinical trial of the IV formulation of TP-271 in healthy volunteers. TP-271 is a fully-synthetic fluorocycline being developed for respiratory disease caused by bacterial biothreat and antibiotic-resistant public health pathogens, as well as bacterial pathogens associated with community-acquired bacterial pneumonia. In the study, TP-271 was well-tolerated at single doses that resulted in high plasma exposures. There were no clinically significant changes in lab values, ECG parameters, or physical exam findings. There were no serious or severe adverse events, or discontinuations due to an adverse event during the study. We are also completing a single-ascending dose trial for the oral formulation of TP-271, and multiple-ascending dose trials for the IV and oral formulations of TP-271. In February 2017, we received Qualified Infectious Disease Product and Fast Track designations from the FDA for TP-271.

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

We commenced business operations in July 2006. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary chemistry technology, identifying potential product candidates and undertaking preclinical studies and clinical trials of our product candidates. To date, we have not generated any product revenue and have primarily financed our operations through public offerings and private placements of our equity securities, debt financings and funding from the United States government. As of June 30, 2018, we had received an aggregate of $557.8 million in net proceeds from the issuance of equity securities and borrowings under debt facilities and an aggregate of $54.8 million from government grants and contracts. As of June 30, 2018, our principal source of liquidity was cash and cash equivalents, which totaled $111.2 million.

As of June 30, 2018, we had an accumulated deficit of $493.0 million. Our net losses were $9.5 million and $31.8 million for the three months ended June 30, 2018 and 2017, respectively, and $31.1 million and $61.3 million for the six months ended June 30, 2018 and 2017, respectively. We expect that our expenses will decrease in 2018 compared with 2017, as the completion of the IGNITE clinical program will offset cost increases associated with conducting pre-commercialization activities for eravacycline and, if approved, the launch of eravacycline. If we obtain marketing approval for eravacycline, we do expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses.

We believe that our available funds will be sufficient to support our operations through the third quarter of 2019, which we believe will allow us to fund the initial launch of IV eravacycline for the treatment of cIAI. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to fund our operations including ongoing spending to commercialize eravacycline. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Financial overview

Revenue

We have derived all of our revenue to date from our license agreement with Everest Medicines and from funding provided under three U.S. government awards for the development of our compounds.

We have no products approved for sale. Other than the license agreement and government awards described above, we do not expect to receive any revenue from any product candidates that we develop, including eravacycline, until we obtain regulatory approval and commercialize such products or enter into additional ex-US outlicensing agreements. We continue to pursue government funding for other preclinical and clinical programs.

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

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and laboratory supplies, to each program based on the personnel resources allocated to such program. Expenses related to facilities, consulting, travel, conferences, stock-based compensation and depreciation are not allocated to a program and are separately classified as other research and development expenses. The following table summarizes our research and development expenses on a program-specific basis for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Eravacycline	$6,977	$22,361	$18,235	$42,792
NIAID Contract and NIAID Grant	835	58	1,528	959
CARB-X Award	598	398	1,292	398
BARDA Contract	588	925	998	1,344
TP-6076	350	920	893	1,650
Other development programs	294	706	765	981
Other research and development	4,728	3,145	8,786	6,336
Total research and development expenses	$14,370	$28,513	$32,497	$54,460

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

As of June 30, 2018, we had incurred an aggregate of $274.9 million in research and development expenses related to the development of eravacycline, and $37.7 million in research and development expenses related to the development of eravacycline that were funded under the BARDA Contract. We expect that our research and development expenses will decrease as we complete the IGNITE program for eravacycline.

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

We have licensed our proprietary chemistry technology from Harvard on an exclusive worldwide basis under a license agreement that we entered into in August 2006. Under our license agreement, we have paid Harvard an aggregate of $9.1 million in upfront license fees, and development and regulatory milestone payments. We have also issued 31,379 shares of our common stock to Harvard under the license agreement. In addition, we have agreed to make payments to Harvard upon the achievement of specified future development and regulatory milestones totaling up to $15.1 million for each licensed product candidate ($7.8 million of which has already been paid with respect to eravacycline), and to pay tiered royalties in the single digits based on annual worldwide net sales, if any, of licensed products, our affiliates and our sublicensees. We are also obligated to pay Harvard a specified share of non-royalty sublicensing revenues that we receive from sublicensees for the grant of sublicenses under the license and to reimburse Harvard for specified patent prosecution and maintenance costs. The next milestone payments due under the license agreement with respect to eravacycline total an aggregate of $4.8 million upon approval of eravacycline by the FDA and EMA.

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

In May 2014, the Financial Accounting Standard Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The FASB has subsequently issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.

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

In the absence of applicable guidance under GAAP as of January 1, 2018 for the grants, we have developed a policy for the recognition of revenue for the grants as follows:

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

Out-Licensing Revenue Recognition

We entered into an out-licensing agreement that is evaluated under Topic 606, through which we license certain of our product candidates’ rights to a third party. Any future out-license agreement entered into by us and additional third parties shall also be evaluated under Topic 606. Terms of these arrangements include various payment types, typically including one or more of the following: upfront license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services; and/or royalties on net sales of licensed products.

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

Licenses of Intellectual Property: If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenue from upfront fees allocated to the license when the license is transferred to the licensee, including any associated know-how and the licensee can use and benefit from the license. For licenses that are bundled with other obligations, we use judgment to evaluate the combined performance obligation to determine whether it is satisfied over time or at a point in time and the appropriate method of measuring completion for purposes of recognizing revenue.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following table summarizes the results of our operations for the three months ended June 30, 2018 and 2017, together with the changes in those items in dollars and as a percentage:

	Three Months Ended
	June 30,		Increase/
	2018	2017	(decrease)%
	(in thousands)
Revenues
License revenue	$9,500	$—	$9,500	n/a
Government revenue	2,079	1,586	493	31%
Total revenues	11,579	1,586	9,993	630%
Operating expenses:
Research and development	14,370	28,513	(14,143)	(50)%
General and administrative	7,165	5,065	2,100	41%
Total operating expenses	21,535	33,578	(12,043)	(36)%
Loss from operations	(9,956)	(31,992)	22,036	(69)%
Other income	413	181	232	128%
Net loss	$(9,543)	$(31,811)	$22,268	(70)%

License revenue was $9.5 million for the three months ended June 30, 2018 related to our license agreement with Everest Medicines. Government revenue was $2.1 million for the three months ended June 30, 2018 compared to $1.6 million for the three months ended June 30, 2017, an increase of $0.5 million, or 31%. This increase was due to the scope and timing of activities conducted under our subcontract with respect to the CARB-X Award and the BARDA and NIAID Contracts.

The following table sets forth our government contract and grant revenue for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30,		Increase/
	2018	2017	(decrease)%
	(in thousands)
Revenues
CARB-X Award	613	417	196	47%
NIAID Contract	858	178	680	382%
BARDA Contract	608	988	(380)	(38)%
NIAID Grant	—	3	(3)	(100)%
	$2,079	$1,586	$493	31%

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2018 were $14.4 million compared to $28.5 million for the three months ended June 30, 2017, a decrease of $14.1 million, or 50%. This decrease was primarily due to lower clinical trial costs associated with conducting our IGNITE3 and IGNITE4 phase 3 clinical trials during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2018 were $7.2 million compared to $5.1 million for the three months ended June 30, 2017, an increase of $2.1 million, or 41%. This increase was primarily due to an increase in pre-commercialization expenses.

Other Income

The increase in other income for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 was driven by improved overall yields on our money market funds.

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table summarizes the results of our operations for the six months ended June 30, 2018 and 2017, together with the changes in those items in dollars and as a percentage:

	Six Months Ended
	June 30,		Increase/
	2018	2017	(decrease)%
	(in thousands)
Revenues
License revenue	$9,500	$—	$9,500	n/a
Government revenue	3,969	3,071	898	29%
Total revenues	13,469	3,071	10,398	339%
Operating expenses:
Research and development	32,497	54,460	(21,963)	(40)%
General and administrative	12,869	10,198	2,671	26%
Total operating expenses	45,366	64,658	(19,292)	(30)%
Loss from operations	(31,897)	(61,587)	29,690	(48)%
Other income	778	318	460	145%
Net loss	$(31,119)	$(61,269)	$30,150	(49)%

License revenue was $9.5 million for the six months ended June 30, 2018 related to our license agreement with Everest Medicines. Contract and grant revenue was $4.0 million for the six months ended June 30, 2018 compared to $3.1 million for the six months ended June 30, 2017, an increase of $0.9 million, or 29%. This increase was due to the scope and timing of activities conducted under our subcontract with respect to the CARB-X Award and the BARDA and NIAID Contracts.

The following table sets forth our contract and grant revenue for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,		Increase/
	2018	2017	(decrease)%
	(in thousands)
Revenues
CARB-X Award	1,351	417	934	224%
NIAID Contract	1,591	1,193	398	33%
BARDA Contract	1,027	1,452	(425)	(29)%
NIAID Grant	—	9	(9)	(100)%
	$3,969	$3,071	$898	29%

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2018 were $32.5 million compared to $54.5 million for the six months ended June 30, 2017, a decrease of $22.0 million, or 40%. This decrease was primarily due to lower clinical trial costs associated with conducting our IGNITE3 and IGNITE4 phase 3 clinical trials during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2018 were $12.9 million compared to $10.2 million for the six months ended June 30, 2017, an increase of $2.7 million, or 26%. This increase was primarily due to an increase in pre-commercialization expenses offset partially by a decrease in legal expenses.

Other Income

The increase in other income was driven by improved overall yields on our money market funds for the six months ended June 30, 2018 as compared to the same period in 2017.

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

As of June 30, 2018, we had cash and cash equivalents of approximately $111.2 million. We invest cash in excess of immediate requirements in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of June 30, 2018, our funds were held in cash and money market funds.

On January 17, 2017, we entered into a Controlled Equity Offering Sales Agreement, or sales agreement, with Cantor Fitzgerald & Co., or Cantor, as sales agent. On July 7, 2017, we entered into an amendment to the sales agreement, or the amended sales agreement. In accordance with the terms of the amended sales agreement, we may offer and sell through Cantor, from time to time, shares of our common stock up to an aggregate offering price of $80,000,000 through an “at-the-market” offering program. As of June 30, 2018, we had sold an aggregate of 5,338,184 shares under the agreement at an average price of $6.97 per share and we had received aggregate cash proceeds of $35.9 million, after deducting the sales commissions and offering expenses. Under the amended sales agreement, Cantor may sell shares of our common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Select Market or on any other existing trading market for our common stock. We are not obligated to make any sales of shares of our common stock under the amended sales agreement. We or Cantor may suspend or terminate the offering of shares of our common stock upon notice to the other party and subject to other conditions. We will pay Cantor a commission rate equal to 3.0% of the gross proceeds per share sold.

As of August 1, 2018, an additional 5,130 shares had been sold under the amended sales agreement at an average price of $3.88 per share, for net proceeds of $19,000 after deducting sales commissions.

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

The following table summarizes our sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Cash Flows from Operations:
Net cash used in operating activities	$(30,196)	$(45,193)
Net cash used in investing activities	(88)	(676)
Net cash provided by financing activities	5,075	21,997
Net (decrease) increase in cash and cash equivalents	$(25,209)	$(23,872)

Cash Flows from Operating Activities. The $15.0 million decrease in cash used in operating activities for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was primarily due to decreased spending on IGNITE 3 and IGNITE 4 clinical trials offset by the license payment from Everest Medicines.

Cash Flows from Investing Activities. The $0.6 million decrease in cash used in investing activities for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was due to a decrease in purchases of property and equipment related to our research and development activities.

Cash Flows from Financing Activities. The $16.9 million decrease in cash provided by financing activities for the six months ended June 30, 2018, compared to the six months ended June 30, 2017 was primarily due to a decrease in sales of common stock under our amended sales agreement with Cantor.

Operating Capital Requirements

We expect to incur significant operating losses for at least the next several years as we continue development of eravacycline, seek marketing approval for eravacycline, manufacture drug product for our clinical and pre-clinical trials, conduct pre-commercialization and launch-related activities for eravacycline, conduct our phase 1 clinical trial of TP-271 in healthy volunteers, and our phase 1 clinical trial of TP-6076 in healthy volunteers and satisfy our obligations under our license agreement with Harvard. We may not be able to complete the development and initiate commercialization of eravacycline or our other product candidates if, among other things, our preclinical research and clinical trials with respect to our other product candidates are not successful, our manufacturing efforts are not successful, the FDA or the EMA does not approve eravacycline or our other product candidates when we expect, or at all.

We believe that our available funds will be sufficient to support our operations through the third quarter of 2019, which we believe will allow us to fund the initial launch of IV eravacycline for the treatment of cIAI. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to fund our operations including ongoing spending to commercialize eravacycline.

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

Contractual Obligations

During the three months ended June 30, 2018, there were no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our annual report, filed on form 10-K with the SEC on March 6, 2018 for the year ended December 31, 2017.

Recent Accounting Pronouncements

Refer to Note 2, Summary of Significant Accounting Policies, in the accompanying notes to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have not been any material changes to our exposure to market risk during the three months ended June 30, 2018. For additional information regarding market risk, refer to the Qualitative and Quantitative Disclosures About Market Risk section of our annual report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and senior vice president, finance, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and senior vice president, finance concluded that as of June 30, 2018, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this quarterly report on Form 10-Q was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

part ii – other information

Item 1. Legal Proceedings

In July 2018, a purported securities class action lawsuit was filed against us, our chief executive officer, our chief scientific officer and the underwriters of our July 2017 public offering, in the United States Southern District Court for New York. The complaint is brought on behalf of an alleged class of those who purchased our securities pursuant and/or traceable to our July 2017 secondary public offering and those who purchased our securities between March 8, 2017 and February 13, 2018. The complaint purports to allege claims arising under Sections 10 and 20 of the Exchange Act of 1934, as amended, and Sections 11 and 15 of the Securities Act of 1933, as amended. The complaint generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning IGNITE3. The complaint seeks, among other relief, unspecified compensatory damages, attorneys’ fees, and costs. We believe we have valid defenses against these claims, and will engage in a vigorous defense of such litigation.

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

We have incurred annual net operating losses in every year since our inception. Our net loss was $31.1 million for the six months ended June 30, 2018, $114.8 million for the year ended December 31, 2017, and $77.5 million for the year ended December 31, 2016. As of June 30, 2018, we had an accumulated deficit of $493 million. We have not generated any product revenues and have financed our operations primarily through the public offering and private placements of our equity securities, debt financings and revenue from U.S. government grants and contract awards. We have not completed development of any product candidate and have devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development.

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

•	the number and characteristics of product candidates that we pursue;
•	the timing and costs of developing eravacycline for additional indications, if any;

•	revenue received from commercial sales of eravacycline, subject to receipt of marketing approval;
•	the terms and timing of any future collaborations, partnerships, licensing, marketing, distribution or other arrangements that we may establish;
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

Currently, our only external source of funds is funding under subcontracts awarded to us by CUBRC pursuant to government contracts from BARDA and NIAID, and an award from CARB-X. Although the BARDA contract and our subcontract with CUBRC under the BARDA contract have terms which currently expire on December 31, 2018, BARDA is entitled to terminate the project for convenience at any time and is not obligated to provide continued funding beyond current-year amounts from congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is for up to approximately $41.8 million from the initial contract date through December 31, 2018, of which $38.7 million had been received through June 30, 2018.

Similarly, although the NIAID contract and our subcontract with CUBRC under the NIAID contract have terms which currently expire on March 31, 2019, NIAID is entitled to terminate the project for convenience at any time and is not obligated to provide continued funding beyond March 31, 2019. To the extent NIAID ceases to provide funding of the programs to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our subcontract with respect to the NIAID contract is for up to $16.9 million, of which $14.7 million had been received through June 30, 2018.

Similarly, although the CARB-X Award has a term which currently expires on December 31, 2018, CARB-X is entitled to terminate the project for convenience at any time. Committed funding from the CARB-X Award is for up to $4.0 million from the initial award date through December 31, 2018, of which $0.5 million had been received through June 30, 2018.

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

The clinical development of eravacycline and other product candidates is susceptible to the risk of failure inherent at any stage of drug development, including failure to achieve efficacy in a trial or across a broad population of patients, the occurrence of severe adverse events, failure to comply with protocols or applicable regulatory requirements, and determination by the FDA or any comparable foreign regulatory authority that a drug product is not approvable. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, in the first quarter of 2018 we reported top-line data for our IGNITE3 phase 3 clinical trial evaluating the safety and efficacy of eravacycline with IV administration for the treatment of cUTI. IGNITE3 failed to meet the co-primary efficacy endpoints of responder rate (a combination of clinical cure and microbiological success) in the microbiological intent-to-treat population at the end-of-IV treatment visit and at the test-of-cure visit, which were evaluated using a 10% non-inferiority margin. We may fail to achieve success in any future clinical trial of any other product candidate.

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

To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. We have started to develop and build a commercial organization in the United States and recruit experienced sales, marketing and distribution professionals, which will require substantial resources, will be time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization costs. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. In addition, we may not be able to hire a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets we intend to target. If we are unable to establish a sales force and marketing and distribution capabilities, our operating results may be adversely affected.

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

There are a variety of available therapies marketed for the treatment of resistant or even multidrug-resistant infections that we would expect would compete with eravacycline, including meropenem/vaborbactam, which is being marketed by Melinta Therapeutics as Vabomere; ceftazidime/avibactam, which is marketed by Allergan, Inc. as Avycaz; meropenem, which is marketed by AstraZeneca as Merrem; ceftolozane/tazobactam, imipenem/cilastatin, and ertapenem which are marketed by Merck & Co., Inc. as Zerbaxa, Primaxin and Invanz, respectively; plazomicin, which is being marketed by Achaogen, Inc. as ZEMDRI; tigecycline, which is marketed by Pfizer, Inc. as Tygacil; and piperacillin/tazobactam, which is marketed by Pfizer, Inc. as Zosyn. Many of the available therapies are well established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. If eravacycline is approved, it may be priced at a significant premium over other competitive products. This may make it difficult for eravacycline to compete with these products.

There are also a number of products currently in phase 3 development by third parties to treat multidrug-resistant infections, including imipenem/relebactam, which is being developed by Merck & Co., Inc.; and cefiderocol, which is being developed by Shionogi. Some of these companies may obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than we do, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

Although we expect to commercialize eravacycline ourselves in the United States, we intend to seek to commercialize eravacycline outside the United States through collaboration arrangements. For instance, in February 2018, we entered into a license agreement with Everest Medicines Limited, or Everest Medicines, whereby we granted Everest Medicines an exclusive license to develop and commercialize eravacycline for the treatment of complicated intra-abdominal infections and other indications, in mainland China and several other Asian territories and countries. In addition, we may seek third-party collaborators for development and commercialization of other product candidates. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangements.

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

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected, and our business would be harmed.

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

Trademark applications for TETRAPHASE PHARMACEUTICALS, our logo, and combinations of those are filed and pending examination in the United States. These applications may be rejected or opposed. TETRAPHASE PHARMACEUTICALS is either registered, pending or both in twelve other jurisdictions. We have also applied to register the logo in the same twelve jurisdictions. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. We own pending trademark applications for two proposed proprietary names for the eravacycline product in the United States, which are still undergoing examination and could be rejected or opposed, and registrations for the proposed proprietary product names may not be obtained, maintained or enforced. We own applications to register one of the proposed proprietary product names in three jurisdictions outside the United States and the availability of the proposed names for registration and use in foreign jurisdictions is not known. In addition, in the United States Patent and Trademark Office and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to seek to cancel registered trademarks. Cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. We have also obtained registration for our design work in two jurisdictions, and applications remain pending for those design marks in the United States and one other jurisdiction.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the research and development, regulatory, commercialization and business development expertise of our executive management team, as well as the other principal members of our management, scientific and clinical team. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time. For instance, in December 2017, our former chief medical officer terminated his employment with us and in March 2018, our former chief financial officer terminated her employment with us.

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

Our stock price may be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, our stock traded within a range of a high price of $52.90 per share and a low price of $2.05 per share for the period beginning March 20, 2013, our first day of trading on the Nasdaq Global Select Market, through August 1, 2018. As a result of this volatility, investors may not be able to sell their common stock at or above the prices they paid for it. The market price for our common stock may be influenced by many factors, including:

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

We have been, currently are and may again be subject to class action litigation and have been and may again be subject to shareholder derivative litigation, which could distract our management and could result in substantial costs or large judgments against us.

The stock market frequently experiences extreme price and volume fluctuations. We have experienced significant declines in our stock price following our announcements that our phase 3 clinical trials for eravacycline for the treatment of patients with cUTI did not meet the primary endpoints of those trials. In addition, the market prices of securities of companies in the biotechnology and pharmaceutical industry have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations could adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. For instance, in January 2016 and March 2016, two class action lawsuits were filed against us, our chief executive officer and certain former executives in the United States District Court for the District of Massachusetts. These cases were subsequently consolidated. In November 2017 plaintiffs withdrew a pending appeal in the United States Court of Appeals for the First Circuit. In addition, in May 2016, a shareholder derivative action was filed against our chief executive officer, certain former executive officers, all the members of our current board of directors, a former board member, and against us as nominal defendant, in Massachusetts Superior Court (Suffolk County). This case was subsequently dismissed by the court without prejudice due to the plaintiff’s failure to properly perfect service of process. Furthermore, in July 2018 a class action lawsuit was filed against us, or chief executive officer, our chief scientific officer and other third parties in the United States Southern District Court of New York in connection with the failure of IGNITE3 to meet its co-primary endpoints. Due to the volatility in our stock price, we may be the target of similar litigation in the future.

In connection with our current litigation and any such future litigation, we could incur substantial costs and such costs and any related settlements or judgments may not be covered by insurance. We could also suffer an adverse impact on our reputation and a diversion of management’s attention and resources, which could cause serious harm to our business, operating results and financial condition.

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

Date: August 2, 2018	TETRAPHASE PHARMACEUTICALS, INC.

	By:	/s/ Christopher Watt
Christopher Watt
Senior Vice President, Finance