Form 10-Q
period 2019-03-31
TETRAPHASE PHARMACEUTICALS INC
filed 2019-05-08
CIK 1373707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

02472

(Zip Code)

Registrant’s telephone number, including area code: (617) 715-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	TTPH	Nasdaq Global Select Market

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

As of May 7, 2019, there were 54,263,802 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

TETRAPHASE PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$87,559	$107,776
Accounts receivable, net	1,818	2,274
Contract asset	3,000	3,000
Inventory	2,348	748
Prepaid expenses and other current assets	2,411	2,674
Total current assets	97,136	116,472
Noncurrent assets:
Property and equipment, net	1,116	1,121
Operating lease right-of-use assets	5,896	—
Restricted cash	699	699
Intangible assets, net	4,553	4,652
Total assets	$109,400	$122,944
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,692	$3,210
Accrued expenses	9,257	11,761
Operating lease liabilities	1,398	—
Total current liabilities	13,347	14,971
Long-term operating lease liabilities	4,621	—
Loan payable	28,514	28,291
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 125,000 shares authorized; 53,746 and 53,680 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	54	53
Additional paid-in capital	616,394	613,671
Accumulated deficit	(553,530)	(534,042)
Total stockholders’ equity	62,918	79,682
Total liabilities and stockholders’ equity	$109,400	$122,944

See accompanying notes to unaudited condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Product revenue, net	$341	$—
Government revenue	932	1,891
Total revenue	1,273	1,891
Expenses:
Cost of revenue - product	164	—
Cost of revenue - intangible asset amortization	98	—
Research and development	6,737	18,127
Selling, general and administrative	13,314	5,705
Total expenses	20,313	23,832
Loss from operations	(19,040)	(21,941)
Other income and expenses
Interest income	507	365
Interest expense	(955)	—
Net loss	$(19,488)	$(21,576)
Net loss per share-basic and diluted	$(0.36)	$(0.42)
Weighted-average number of common shares used in net loss per share-basic and diluted	53,740	51,601
Comprehensive loss	$(19,488)	$(21,576)

See accompanying notes to unaudited condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating activities
Net loss	$(19,488)	$(21,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	201	116
Non-cash interest expense related to notes payable	223	—
Stock-based compensation expense	2,723	2,971
Changes in operating assets and liabilities:
Accounts receivable	457	1,440
Inventory	(1,600)	—
Prepaid expenses and other assets	262	(548)
Accounts payable	(518)	(1,707)
Accrued expenses and other liabilities	(2,387)	(6,409)
Deferred revenue	(6)	6,819
Operating lease right-of-use assets	342	—
Operating lease liabilities	(328)	—
Net cash used in operating activities	(20,119)	(18,894)
Investing activities
Purchases of property and equipment	(98)	(83)
Net cash used in investing activities	(98)	(83)
Financing activities
Proceeds from issuance of stock under stock plans	—	231
Net cash provided by financing activities	—	231
Net decrease in cash, cash equivalents and restricted cash	(20,217)	(18,746)
Cash, cash equivalents and restricted cash at beginning of period	108,475	136,610
Cash, cash equivalents and restricted cash at end of period	$88,258	$117,864
Supplemental cash flow disclosures from investing activities:
Cash paid for interest	$539	$—

See accompanying notes to unaudited condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

	Common Shares		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	53,680	$53	$613,671	$(534,042)	$79,682
Issuance of common stock under stock plans	66	1	—	—	1
Stock-based compensation expense	—	—	2,723	—	2,723
Net loss	—	—	—	(19,488)	(19,488)
Balance at March 31, 2019	53,746	$54	$616,394	$(553,530)	$62,918

Balance at December 31, 2017	51,458	$51	$592,243	$(461,884)	$130,410
Issuance of common stock under stock plans	172	1	231	—	232
Stock-based compensation expense	—	—	2,971	—	2,971
Net loss	—	—	—	(21,576)	(21,576)
Balance at March 31, 2018	51,630	$52	$595,445	$(483,460)	$112,037

See accompanying notes to unaudited condensed consolidated financial statements

Tetraphase Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Operations

Tetraphase Pharmaceuticals, Inc., or the Company, is a biopharmaceutical company using its proprietary chemistry technology to create, develop and commercialize novel tetracyclines for serious and life-threatening conditions, including bacterial infections caused by multidrug-resistant, or MDR, bacteria. The Company developed its lead product candidate, XeravaTM (eravacycline), a fully synthetic fluorocycline, as an intravenous, or IV, antibiotic for use as a first-line empiric monotherapy for the treatment of MDR infections, including MDR Gram-negative infections, such as those found in complicated intra-abdominal infections, or cIAI.

On August 27, 2018, the United States Food and Drug Administration, or FDA, approved Xerava for the treatment of cIAI in adults. Approval of Xerava was based on the Company’s IGNITE (Investigating Gram-Negative Infections Treated with Eravacycline) phase 3 program. In October 2018, the Company commenced sales of Xerava in the United States.

On September 20, 2018, based on the results of the IGNITE phase 3 clinical program, the European Commission, or EC, granted marketing authorization for Xerava for the treatment of cIAI in adults in all 28 countries of the European Union, or EU, plus Norway, Iceland and Liechtenstein.

In addition to Xerava, the Company has also developed TP-6076, a fully synthetic fluorocycline, targeted at unmet medical needs, including multidrug-resistant Gram-negative bacteria, and TP-271, a fully synthetic fluorocycline being developed for respiratory disease caused by bacterial biothreat pathogens, as well as bacterial pathogens associated with community-acquired pneumonia. Both of these programs are in phase 1. The Company is also pursuing development of TP-2846, a tetracycline for the treatment of acute myeloid leukemia, or AML. The Company has recently initiated pre-clinical toxicology studies in this program.

The Company has incurred annual net operating losses every year since its inception. As of March 31, 2019, the Company had incurred losses since inception of $553.5 million. The Company has financed its operations primarily through public offerings and private placements of equity securities, debt financings, revenue from United States government grants and contract awards and milestone payments from its licensing agreement. While the Company’s current cash and cash equivalents as well as funds received through its revenue arrangements will be sufficient to fund its operations through at least the next 12 months, the Company will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to fund its operations including ongoing spending to commercialize Xerava.

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles, or GAAP, for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2018 contained in the Company’s annual report on Form 10-K filed with the SEC on March 15, 2019 (the “2018 Form 10-K”). The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2019 and the results of operations and comprehensive loss and cash flows for the three months ended March 31, 2019 and 2018. Interim operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for future interim periods or for the fiscal year ending December 31, 2019. The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” in the 2018 Annual Report on Form 10-K. The Company is disclosing certain significant policies as well as changes in its accounting policies related to guidance that became effective January 1, 2019 in this Quarterly Report on Form 10-Q.

The December 31, 2018 condensed consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures including notes required by GAAP for complete financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, the Company’s management evaluates its estimates, including product revenue, inventory, estimates related to clinical trial accruals, stock-based compensation expense, contract and grant revenues, and going concern considerations. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions

Accounts Receivable

Accounts receivable as of March 31, 2019 and December 31, 2018 represent amounts due from two main sources: (1) trade accounts receivable of $0.2 million consisting of payments to be received from customers for sales of Xerava, net of prompt payment discounts, chargebacks, rebates and certain fees and (2) contract accounts receivable of $1.6 million related to the Company’s government-related agreements.

Contract accounts receivable relate to payments from entities administering the Company’s government-related agreements which include unbilled contract accounts receivable of $0.9 million and $0.7 million as of March 31, 2019 and December 31, 2018, respectively.

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

As of March 31, 2019, such contract assets were $3.0 million in relation to milestone payments to be received under the terms of the license agreement, which we call the Everest license agreement, with Everest Medicines Limited, or Everest Medicines, whereby we granted Everest Medicines an exclusive license to develop and commercialize eravacycline, for the treatment of cIAI and other indications, in mainland China, Taiwan, Hong Kong, Macau, South Korea and Singapore, or the territory. See Note 6 for further details.

Inventory

Inventory is stated at the lower of cost or net realizable value on a first-in, first-out (FIFO) basis. Prior to the regulatory approval of Xerava, given the uncertainty of approval, the Company recognized as research and development expense costs related to the manufacture of Xerava. Upon approval of Xerava, the Company began to capitalize such costs as inventory.

During each quarter, the Company performs an assessment quantifying any potential excess or obsolete inventory and writes down any such inventory to its net realizable value in the period in which the impairment is identified. These adjustments are based upon multiple factors, including inventory levels at the Company and at its specialty distributors, projected demand and product shelf life. These impairment charges, if required, are recorded as a cost of revenue. As of March 31, 2019, excess inventory was deemed to be non-existent.

Leases

Effective January 1, 2019, the Company adopted Accounting Standards Codification, or ASC, Topic 842, Leases. The Company adopted the new guidance as of January 1, 2019 using the modified retrospective adoption method in which it did not restate prior periods. Prior periods are presented in accordance with ASC 840, Leases.

The Company’s review and approval process for new leases, contracts, amendments and renewals includes an evaluation at the inception of each agreement to determine whether the contract within the scope of ASC Topic 842, or other areas of accounting guidance. The Company’s contracts are determined to contain a lease within the scope of ASC Topic 842 when all of the following criteria based on the specific circumstances of the agreement are met: (1) there is an identified asset for which there are no substantive substitution rights; (2) the Company has the right to obtain substantially all of the economic benefits from the identified asset; and (3) the Company has the right to direct the use of the identified asset.

Upon transition to ASC 842, an operating lease asset is valued at the amount of the lease liability adjusted for prepaid or accrued lease payments, the remaining balance of any lease incentives received, unamortized initial direct costs and impairment of the operating lease asset. Once the Company assesses a contract for a lease, it will only reassess whether a contract is or contains a lease if the terms and conditions of the contract are amended. Leases with a greater than one year duration are categorized on the balance sheet as operating lease assets, lease liabilities, and if applicable, long-term lease liabilities. Leases with a duration of less than one year are not presented on the balance sheet.

The Company records the operating lease asset and related lease liability based upon the present value of the lease payments not yet paid using the discount rate for the lease established at the commencement date. The discount rate associated with each lease agreement is based upon either (i) the rate implicit in the lease or (ii) the Company’s incremental borrowing rate if the rate implicit in the lease is indeterminable.

Although separation of lease and non-lease components is required, certain practical expedients are available to entities. The Company’s facilities operating leases have lease and non-lease components which the Company has elected to account for as one single lease component. The lease component results in an operating lease asset being recorded on the balance sheet and amortized as lease expense on a straight-line basis to the statements of operations.

Revenue Recognition

Product Revenue

Revenue recognition under ASC Topic 606 is applied through a five-step model as follows: (1) identify the contract(s) with the customer; (2) identify performance obligations in the contract; (3) determine the transaction price; (4) allocate transaction price to the performance obligation; and (5) recognize revenue when (or as) each performance obligation is satisfied.

The Company’s arrangements with its distributors are determined to be contracts within the scope of ASC Topic 606 when all five criteria in ASC Topic 606 are met. These five criteria were assessed at the inception of each arrangement. Since the criteria were met during this initial assessment, the Company will not reassess the criteria unless there is an indication of a significant change in facts and circumstances. In order to meet the definition of a contract, it must also be probable that the Company will collect the consideration to which it is entitled for goods or services to be transferred. Once the contract is determined to be within the scope of ASC Topic 606, the Company assesses the goods or services to be delivered with each contract, determines whether those are performance obligations and the related transaction price. The Company then recognizes revenue based on the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.

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

Government Chargebacks and Rebates: Under the terms of the Company’s master agreements, customers may charge back the Company for reimbursement when they are contractually obligated to sell products to government entities or other end-users at a lower price than the wholesale acquisition cost at which those products were acquired from the Company. These rebates consist of Medicare and Medicaid rebates as well as those related to other government drug pricing and reimbursement programs.

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

Collaboration Revenue

The Company has entered into an out-licensing agreement that is evaluated under Accounting Standards Codification, Topic 606, or Topic 606, Revenue from Contracts with Customers, through which the Company licenses certain of its product candidates’ rights to a third party. Any future out-licensing agreements entered into by the Company and additional third parties shall also be evaluated under Topic 606. Terms of these arrangements include various payment types, typically including one or more of the following: upfront license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services; and/or royalties on net sales of licensed products.

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

Government Contract Revenue

The Company’s government contract revenue has been derived from its subcontracts with CUBRC, Inc., or CUBRC, an independent, not-for-profit, research corporation that specializes in U.S. government-based contracts, with which we are collaborating. These subcontracts with CUBRC relate to the following funding awards: (1) an award from the Biomedical Advanced Research and Development Authority, or BARDA, an agency of the U.S. Department of Health and Human Services, for the development of Xerava, which the Company refers to as the BARDA Contract; (2) two awards from the National Institute of Allergy and Infectious Diseases, or NIAID, for the development, manufacturing and clinical evaluation of TP-271, which the Company refers to as the NIAID Contract and the NIAID Grant, respectively. The Company is also the recipient of its cost reimbursement Sub-Award Agreement with the Trustees of Boston University, the administrator of the CARB-X program, for the development of TP-6076 (see Note 3). The Company recognizes revenue under these best-efforts, cost-reimbursable and cost-plus-fixed-fee subcontracts and subaward as the Company performs services under the subcontracts and subaward so long as a subcontract and subaward has been executed and the fees for these services are fixed or determinable, legally billable and reasonably assured of collection. Recognized amounts reflect the Company’s partial performance under the subcontracts and subaward and equal direct and indirect costs incurred plus fixed fees, where applicable. The Company does not recognize revenue under these arrangements for amounts related to contract periods where funding is not yet committed as amounts above committed funding thresholds would not be considered fixed or determinable or reasonably assured of collection. Revenues and expenses under these arrangements are presented gross on the consolidated statements of operations and comprehensive loss as the Company has determined it is the primary obligor under these arrangements relative to the research and development services it performs as lead technical expert.

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

Liquidity and Going Concern Assessment

Accounting Standards Update, or ASU, No. 2014-15, Presentation of Financial Statements - Going Concern, requires management to evaluate the Company’s ability to continue as a going concern one year beyond the filing date of the given financial statements. This evaluation requires management to perform two steps. First, management must evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern. Second, if management concludes that substantial doubt is raised, management is required to consider whether it has plans in place to alleviate that doubt. Disclosures in the notes to the financial statements are required if management concludes that substantial doubt exists or that its plans alleviate the substantial doubt that was raised.

Based on its analysis, the Company expects its cash to last more than one year beyond the filing date of the financial statements.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which among other things, results in the recognition of lease assets and lease liabilities by lessees on the Company’s balance sheets for virtually all leases. ASU 2016-02 supersedes most previous lease accounting guidance and is effective for interim and annual periods beginning after December 15, 2018. The Company adopted the new guidance as of January 1, 2019 using the modified retrospective adoption method in which it did not restate prior periods. The Company has elected the transition relief package of practical expedients permitted within Topic 842. Accordingly, the Company has not reassessed the classification of its existing leases as the transition date, whether existing contracts at the transition date contain a lease, or whether unamortized initial direct costs before the transition adjustments would have met the definition of initial direct costs at lease commencement. The Company does not allocate consideration in its leases to lease and non-lease components and does not record leases on its balance sheet with terms of 12 months or less.

The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. The Company’s incremental borrowing rate represents the rate of interest that the Company would have to pay to borrow over a similar term an amount equal to the lease payments in a similar economic environment. The Company considers its recent debt issuances and publicly available data for instruments with similar terms and characteristics when calculating its incremental borrowing rates.

The adoption had a material impact on the consolidated balance sheet related to the recognition of operating lease assets of $6.2 million and lease liabilities of $6.3 million, along with derecognition of deferred rent originally accounted for under the legacy guidance. The adoption did not have a material impact on the consolidated statement of operations. The Company has implemented changes to related processes, controls and disclosures.

There have been no other significant changes to the Company’s significant accounting policies since the beginning of this fiscal year.

3.  Fair Value Measurements

The Company records its cash and cash equivalents at fair value. Fair value measurements are classified and disclosed in one of the following three categories:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial instruments measured at fair value as of March 31, 2019 and December 31, 2018 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance	Level 1	Level 2	Level 3
March 31, 2019
Cash and money market funds	$87,559	$87,559	$—	$—
December 31, 2018
Cash and money market funds	$107,776	$107,776	$—	$—

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

4.  Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. The Company’s potentially dilutive shares, which include outstanding stock options, unvested restricted stock units, or RSU’s, and warrants, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The amounts in the table below were excluded from the calculation of net loss per share, due to their anti-dilutive effect:

	March 31,
	2019	2018
Warrants	414,365	—
Unvested restricted stock units	3,564,505	456,348
Outstanding stock options	7,315,779	7,083,688
Totals	11,294,649	7,540,036

5. Inventories

Inventory consisted of the following:

(in thousands)	As of March 31, 2019	As of December 31, 2018
Work in progress	$915	$655
Finished goods	1,433	93
Total inventory	$2,348	$748

There were no charges related to excess inventory for the three months ended March 31, 2019.

6.  Significant Agreements and Contracts

License Agreements

Harvard University

In August 2006, the Company entered into a license agreement for certain intellectual property with Harvard. Under the license agreement, as of March 31, 2019, the Company has paid Harvard an aggregate of $15.8 million in upfront license fees, sublicense fees and development milestone payments for the licensed Harvard technology, and has issued 31,379 shares of common stock to Harvard.

For each product covered by the license agreement, the Company is obligated to make certain payments totaling up to approximately $15.1 million upon achievement of certain development and regulatory milestones and to pay additional royalties on net sales of such product. During the three months ended March 31, 2019 and 2018, the Company paid Harvard $25 thousand and $3.0 million, respectively, in regulatory milestone payments.

Paratek

On March 18, 2019, the Company and Paratek Pharmaceuticals, Inc., or Paratek, entered into a license agreement, or the Paratek License Agreement. Under the terms of the Paratek License Agreement, Paratek granted to Tetraphase a non-exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, under certain Paratek patents.

The terms of the Paratek License Agreement provide for the Company to pay Paratek royalties at a low single digit percent on net sales of Xerava sold in the United States. The Company’s obligation to pay royalties with respect to the licensed product is retroactive to the date of the first commercial sale of Xerava and shall continue until there is no longer any valid claims of the Paratek patents which will expire in October 2023.

Everest Medicines License Agreement

In February 2018, the Company entered into the Everest License Agreement with Everest Medicines, whereby the Company granted Everest Medicines an exclusive license to develop and commercialize Xerava, for the treatment of cIAI and other indications, in mainland China, Taiwan, Hong Kong, Macau, South Korea and Singapore (the “Territory”).

Under the terms of the Everest License Agreement, the Company received from Everest Medicines an upfront cash payment of $7.0 million in the first quarter of 2018 and a cash payment of $2.5 million related to Everest Medicines’ submission of an Investigational New Drug Application, or IND, with the National Medical Products Administration (formerly CHINA FDA) in June 2018. In 2019, the Company expects to receive an additional cash payment of $3.0 million related to Everest Medicine’s initiation of a Phase 3 clinical trial. The Company has determined that it is probable that this milestone will be achieved and that a significant revenue reversal will not occur, based on the National Medical Products Administration having furnished to Everest Medicines an IND approval letter to initiate a Phase 3 clinical trial in October 2018.

The Company is also eligible to receive up to an aggregate of $11.0 million in future clinical development and regulatory milestone payments and up to an aggregate of $20.0 million in sales milestone payments. There can be no guarantee that any such milestones or sales thresholds will in fact be met. The Company is obligated to make certain payments to Harvard based on amounts received from Everest Medicines under the Everest License Agreement pursuant to the existing license agreement by and between Harvard and the Company.

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

In evaluating the recognition of revenue under the Agreement, the Company identified the following three performance obligations under the Agreement: (i) exclusive license to develop and commercialize eravacycline for the treatment of cIAI and other potential, future indications, in the Territory, (ii) provision of information and technical assistance related to the know-how transfer for the development of eravacycline; and (iii) provision of clinical supply to Everest Medicines.

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

The Company satisfied no performance obligations during the three months ended March 31, 2019, and therefore recognized no revenue.

Other Material Agreements

Patheon UK Limited Master Manufacturing Services Agreement

In June 2017, the Company and Patheon UK Limited and certain of its affiliates, or Patheon, entered into a master manufacturing services agreement. Under the Patheon agreement, the Company is responsible for supplying the active pharmaceutical ingredient for eravacycline to Patheon, and Patheon is responsible for manufacturing eravacycline, conducting quality control, quality assurance, analytical testing and stability testing and packaging. The Company and Patheon entered into two related product agreements pursuant to the Patheon agreement that govern the terms and conditions of Patheon’s manufacture of commercial supplies of eravacycline at Patheon’s Greenville, North Carolina and Ferentino, Italy manufacturing sites. Pursuant to the Patheon agreement, the Company has agreed to order from Patheon at least a certain percentage of its annual commercial requirements for eravacycline in the United States and European Union each year for the term of the Patheon agreement. The Patheon agreement has an initial term ending December 31, 2022, and will automatically renew after the initial term for successive terms of two years each, unless either party gives notice of its intention to terminate at least 18 months prior to the end of the then current term. The Company may terminate a product agreement upon 30 days’ prior written notice under certain circumstances.

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

Government Grant and Contracts

BARDA Contract for Eravacycline

The Company has received funding for its lead product Xerava, under an award from BARDA, an agency of the U.S. Department of Health and Human Services. In January 2012, BARDA awarded a five-year contract, which has since been extended, that provides for up to a total of $67.3 million in funding for the development, manufacturing and clinical evaluation of eravacycline for the treatment of disease caused by bacterial biothreat pathogens (or BARDA Contract). The funding under the BARDA Contract is also being used for the development, manufacturing and clinical evaluation of eravacycline to treat certain infections caused by life-threatening MDR bacteria.

In connection with the BARDA Contract, in February 2012, the Company entered into a cost-plus-fixed-fee subcontract with CUBRC, an independent, not for profit, research corporation that specializes in U.S. government-based contracts, which is also the direct recipient of the BARDA Contract. This subcontract, which currently expires on August 1, 2019, granted the Company initial funding of up to approximately $41.8 million, reflecting the portion of the BARDA Contract funding that could be paid to the Company for its activities.

The BARDA Contract and the Company’s subcontract with CUBRC under the BARDA Contract have terms which currently expire on August 1, 2019, BARDA is entitled to terminate the project for convenience at any time and is not obligated to provide continued funding beyond current-year amounts from congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to the Company. Committed funding from CUBRC under the Company’s BARDA subcontract is for up to approximately $41.8 million through August 1, 2019, the current contract end date, as a result of the exercise of several options by BARDA under the BARDA Contract. Total funds of $39.9 million had been received by the Company through March 31, 2019 under this contract. During the three months ended March 31, 2019 and 2018, the Company recognized revenue of $0.6 million and $0.4 million, respectively, from the Company’s subcontract under the BARDA Contract.

NIAID Grant and Contract for TP-271

The Company has received funding for its phase 1 compound TP-271 from NIAID for the development, manufacturing and clinical evaluation of TP-271 for respiratory diseases caused by biothreat and antibiotic-resistant public health pathogens, as well as bacterial pathogens associated with community-acquired pneumonia:

•	the NIAID Contract awarded in September 2011 that provides up to a total of approximately $35.8 million over five years.

In connection with the NIAID Contract, in October 2011, the Company entered into a cost-plus-fixed-fee subcontract with CUBRC, the direct recipient of the NIAID Contract, which subcontract expired on March 31, 2019 under which the Company could have originally received funding of up to approximately $16.9 million (which was subsequently reduced to $16.3 million based on actual work performed), reflecting the portion of the NIAID Contract funding that could be paid to the Company for its activities.

The NIAID Contract and the Company’s subcontract with CUBRC under the NIAID Contract expired on March 31, 2019. As of March 31, 2019, committed funding from CUBRC under the Company’s subcontract with respect to NIAID Contract was $16.3 million, of which $16.1 million has been received through March 31, 2019.

During the three months ended March 31, 2019 and 2018, the Company recognized revenue of $0.1 million and $0.7 million, respectively, from the Company’s subcontract under the NIAID Contract.

CARB-X Award for TP-6076

In March 2017, Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) selected the Company to receive up to $4.0 million in research funding over eighteen months for TP-6076. In connection with this funding, the Company entered into a cost reimbursement Sub-Award Agreement, or the Sub-Award Agreement, with the Trustees of Boston University, the administrator of the program. The Company began recognizing revenue from the Sub-Award Agreement in April 2017. During the three months ended March 31, 2019 and 2018, the Company recognized revenue of $0.3 million and $0.7 million, respectively, under this Sub-Award Agreement. This Sub-Award Agreement will fund certain activities through June 30, 2019. This Sub-Award Agreement can be terminated for convenience at any time, subject to 30 days prior written notice.

7.  Accrued Expenses

Accrued expenses at March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Drug supply and development	$3,297	$3,901
Salaries and benefits	2,028	3,801
Professional fees	1,136	1,178
Commercial	1,147	910
Royalties and license payments	629	617
Other	1,020	1,354
Total	$9,257	$11,761

8.  Stock-Based Compensation

In January 2019, the number of shares available for issuance under the Tetraphase Pharmaceuticals, Inc. 2013 Stock Incentive Plan, as amended, or 2013 Plan, was increased by approximately 2.1 million shares as a result of the automatic increase provision of the 2013 Plan. As of March 31, 2019, the total number of shares of common stock available for issuance under the 2013 Plan was approximately 0.3 million.

Stock-Based Compensation Expense

During the three months ended March 31, 2019 and 2018, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Research and development	$983	$1,360
General and administrative	1,740	1,611
Total	$2,723	$2,971

	Three Months Ended
	March 31,
	2019	2018
Stock options	$1,977	$2,787
Restricted stock units	726	168
Employee stock purchase plan	20	16
Total	$2,723	$2,971

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2019:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2018	7,322,436	$11.16
Granted	57,000	$1.20
Forfeited	(63,657)	$6.93
Outstanding at March 31, 2019	7,315,779	$11.11
Exercisable at March 31, 2019	4,214,128	$15.13

As of March 31, 2019, there was $11.4 million of total unrecognized stock-based compensation cost related to employee unvested stock options granted under the 2013 Plan. The Company expects to recognize that cost over a remaining weighted-average period of 2.3 years.

Restricted Stock Units and Performance Stock Units

In January 2019 the Company awarded 2,297,950 restricted stock units, or RSU’s, to employees. These RSU’s vest in annual increments over two to three years, subject to continued employment with the Company and had a grant date fair value of $1.39 per share which was the closing price of the Company’s common stock on the date of grant.

In January 2019 the Company issued to certain employees 265,000, performance stock units, or PSU’s, which vest based on service and performance conditions. The number of units represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0%-150% of the target number. None of these awards vested as of March 31, 2019. Vesting of these awards is contingent on the occurrence of certain milestone events and fulfillment of any remaining service condition. As a result, the related compensation cost is recognized as an expense when achievement of the milestone is considered probable over the remaining requisite service period.

The following table summarizes the RSU and PSU activity for the three months ended March 31, 2019:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2018	1,080,440	$4.21
Awarded	2,562,950	$1.39
Forfeited	(13,205)	$1.70
Vested/Released	(65,680)	$8.47
Unvested at March 31, 2019	3,564,505	$2.11

As of March 31, 2019, there was total unrecognized stock-based expense of $3.3 million related to RSU’s and $0.3 million related to PSU’s. The expense is expected to be recognized over a weighted-average period of 1.9 years.

Employee stock purchase plan

Under the Company’s 2014 Employee Stock Purchase Plan, or 2014 ESPP, an aggregate of 300,000 shares of common stock have been reserved for issuance pursuant to purchase rights granted to the Company’s employees. As of March 31, 2019, 52,733 shares remained available for issuance. During the three months ended March 31, 2019 and 2018 the Company did not issue any shares under the 2014 ESPP and recognized approximately $20,000 and $16,000 in related stock-based compensation expense, respectively.

9.  Equity

On January 17, 2017, the Company entered into a Controlled Equity Offering Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co. as sales agent, or Cantor. On July 7, 2017, the Company entered into an amendment to the Sales Agreement to increase the maximum aggregate offering price of the shares of common stock that it may issue and sell from time to time under the Sales Agreement from $40,000,000 to $80,000,000.

Under the Sales Agreement, as amended, or the Amended Sales Agreement, Cantor may sell shares of the Company’s common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Select Market or on any other existing trading market for the Company’s common stock.

The Company is not obligated to make any sales of shares of its common stock under the Amended Sales Agreement. The Company or Cantor may suspend or terminate the offering of shares of the Company’s common stock upon notice to the other party and subject to other conditions. The Company will pay Cantor a commission rate equal to 3.0% of the gross proceeds per share sold.

As of March 31, 2019, the Company had sold an aggregate of 6,110,446 shares of common stock under the Sales Agreement, at an average selling price of approximately $6.49 per share for aggregate gross proceeds of $39.6 million and net proceeds of $38.2 million after deducting sales commissions and offering expenses. As of May 6, 2019, $40.4 million of common stock remained available to be sold under the Amended Sales Agreement.

10. Debt Facility

On November 2, 2018, the Company entered into a loan and security agreement, or the Loan Agreement, with Solar Capital, as collateral agent and lender, and the other lenders named therein (Solar Capital and the other lenders collectively, the Lenders). The Lenders have agreed to make available to the Company term loans in an aggregate principal amount of up to $75.0 million under the Loan Agreement. The Company plans to use the proceeds of the term loans to support commercial launch of Xerava as well as for working capital and general corporate purposes. The Loan Agreement provides a term loan commitment of $50.0 million in two potential tranches: (i) a $30.0 million Term A loan facility funded on November 2, 2018 and (ii) a $20.0 million Term B loan facility to be funded at the request of the Company no later than October 31, 2020, subject to (A) the Company having unrestricted net cash proceeds of not less than $50 million from the issuance and sale of common stock and/or from other business activities and (B) the Company having product revenue greater than or equal to $14.0 million on a six month trailing basis prior to September 30, 2020. Both of these term loans have a maturity date of May 2, 2023. The Loan Agreement also provides access to an additional Term C loan facility in the amount of $25.0 million, to be funded at the Lenders’ sole discretion.

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

In connection with the Loan Agreement and the funding of the Term A loan facility, the Company issued to the Lenders warrants to purchase an aggregate of 414,365 shares of the Company’s common stock, equal to 3.00% of the term loan funded divided by the exercise price of $2.172. The Company is obligated to issue additional warrants to the Lenders in the event the Term B loan facility and/or the Term C loan facility is funded. Those warrants shall also be equal to 3.00% of the term loan funded. The warrants are exercisable at the option of the holder and the exercise price will be the lesser of (a) the 10-day trailing average of the Company’s common stock price, as determined as of the close of business day immediately prior to the funding date of the respective term loan, and (b) the Company’s common stock price, as determined as of the close of business day immediately prior to the funding date of the respective term loan. Each warrant will terminate 10 years from the date of its original issuance. The warrants issued in connection with the Term A loan were equity classified with a fair value of $0.8 million at issuance and recorded to additional paid in capital.

The Loan Agreement was amended in March 2019 for the primary purpose of adding a newly-opened operating bank account to the agreement as collateral.

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

The Company recorded interest expense related to the loan facility of $955,000 for the three months ended March 31, 2019. The fair value of the loan at March 31, 2019 approximates its face amount given the close proximity of execution to March 31, 2019.

The Company evaluated the accounting for the Loan Agreement and identified an embedded derivative related to repayment upon default, which it evaluated and deemed immaterial. The Company will reassess this conclusion at each reporting period.

Future principal debt payments on the loan payable are as follows (in thousands):

March 31, 2019
2019	$—
2020	8,462
2021	9,231
2022	9,231
2023	3,076
Total principal payments	30,000
Final fee due at maturity in 2023	1,200
Total principal and final fee payments	31,200
Unamortized debt issuance costs and final fee	(2,686)
Loan payable, long term	$28,514

11. Commitments and Contingencies

Operating Leases

The Company’s leases consist of office equipment and office and laboratory space in Watertown, MA. On March 24, 2015, the Company amended its existing operating lease to expand its existing premises by an additional 13,711 square, and on June 18, 2015, the Company amended its existing operating lease to expand its existing premises by an additional 7,828 square feet, resulting in a total of 37,438 square feet of office and laboratory space.

In the third quarter of 2016, the Company entered into a sublease with respect to a portion of its principal facilities with an unrelated third party. The term of the sublease expires in November 2019, with the sublessee obligated to pay rent to the Company that approximates the rent the Company is currently paying to its landlord with respect to such portion of its facility.

On November 29, 2018, the Company amended its existing operating lease to extend the lease term through November 30, 2022 for all of its existing operating leases. There are no extension or early termination options available to the Company which it is reasonably certain to exercise.

The Company identified and assessed significant assumptions in recognizing the right-of-use asset and lease liability as follows:

•

Incremental borrowing rate - The Company’s lease agreements do not provide implicit rates. The Company has one outstanding loan facility which was utilized to derive the Company’s incremental borrowing rate for its existing leases at the transition date. The Company estimated its incremental borrowing rate based on its credit quality indicators from its outstanding loan facility. The Company compared its incremental borrowing rate to rates available in the market for similar borrowings, and adjusted these rates based on the impact of collateral over the term of the lease to substantiate the incremental borrowing rate applied to its leases at the transition date.

•

Lease and non-lease components – The Company is required to pay fixed fees for operating expenses in addition to monthly base rent for certain operating leases. The amounts of additional rent associated with these fees are considered non-lease components. The Company has elected the practical expedient which allows non-lease components to be combined with lease components and will therefore include these additional rent amounts in its lease payments. Any variable components of these operating costs are excluded from lease payments and are recognized in the period incurred.

The components of lease expense were as follows:

Three Months Ended
March 31,
2019
Operating lease cost	$474
Variable lease cost	296
Total lease cost	$770

Weighted-average remaining lease term (years)	3.65
Weighted-average discount rate	9.25%

Cash paid for amounts included in the measurement of the lease liabilities were $0.5 million for the quarter ended March 31, 2019.

As of March 31, 2019, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Years Ending December 31,
2019	$1,387
2020	1,916
2021	1,950
2022	1,785
Thereafter	—
Less: Imputed interest	(1,019)
Present value of lease payments	$6,019

Disclosures related to periods prior to adoption of the New Lease Standard

The Company recorded $1.4 million and $1.4 million in rent expense for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, the aggregate minimum future rent payments under the lease agreement, net of the sublease agreement, are as follows (in thousands):

Year ending December 31,
2019	$1,806
2020	1,875
2021	1,913
2022	1,785
Total minimum lease payments	$7,379

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this quarterly report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2018, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K filed with the United States Securities and Exchange Commission, or the SEC, on March 15, 2019, which we refer to as our annual report. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are subject to risks and uncertainties, including those set forth in Part II — Other Information, Item 1A. Risk Factors below and elsewhere in this report that could cause actual results to differ materially from historical results or anticipated results.

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

In October 2018, we commenced sales of Xerava in the United States. We are commercializing Xerava in the United States using a small, targeted commercial and medical affairs groups to build and promote access to Xerava. As a result, as of March 31, 2019, we have approximately 35 sales representatives, 5 regional business directors, three strategic market access executives and approximately 10 medical affairs personnel in the field supporting Xerava in the United States.

On September 20, 2018, based on the results of the IGNITE phase 3 clinical program, the European Commission, or EC, granted marketing authorization for Xerava for the treatment of cIAI in adults in all 28 countries of the European Union, or EU, plus Norway, Iceland and Liechtenstein. In February 2018 we entered into a license agreement with Everest Medicines Limited, or Everest Medicines, granting Everest Medicines commercialization rights to eravacycline in China and other Asian territories. In June 2018, Everest Medicines submitted an investigational new drug, or IND, application to the National Medical Products Administration (formerly CHINA FDA) for a phase 3 clinical trial of eravacycline in cIAI. We expect Everest Medicines to begin enrolling patients in this phase 3 clinical trial in the second quarter of 2019.

Subject to obtaining additional financing, we intend to pursue development of Xerava for the treatment of additional indications, including other serious and life-threatening infections. We may pursue these development activities either by ourselves or with collaborators.

We believe that the ability of Xerava to cover MDR Gram-negative bacteria, as well as MDR Gram-positive, anaerobic and atypical bacteria, may enable Xerava to become the drug of choice for first-line empiric treatment of patients with cIAI. Based on in vitro data, Xerava has demonstrated the ability to cover a wide variety of MDR Gram-negative bacteria, including MDR Klebsiella pneumoniae and MDR Acinetobacter. Multidrug-resistant Klebsiella pneumoniae is one of the carbapenem-resistant Enterobacteriaceae (or CREs) listed as an urgent threat and MDR Acinetobacter is listed as a serious threat by the Centers for Disease Control and Prevention in a September 2013 report. They are also listed as “Priority 1; Critical Pathogens” in the World Health Organization’s priority pathogens list for R&D, published in February 2017. CREs were a confirmed area of great concern by the World Health Organization in an April 2014 global surveillance report. Gram-negative bacteria that are resistant to multiple available antibiotics are increasingly common and a growing threat to public health.

In addition to Xerava we are also developing other fluorocycline antibiotic compounds, TP-6076 and TP-271, and a tetracycline for the treatment of acute myeloid leukemia, or AML, TP-2846. We are developing TP-6076, a fully-synthetic fluorocycline derivative, as a lead candidate under our second-generation program to target unmet medical needs, including MDR Gram-negative bacteria such as carbapenem-resistant Enterobacteriaceae and carbapenem-resistant Acinetobacter baumanii. To date, we have conducted phase 1 single-ascending and multiple-ascending dose studies evaluating the safety, tolerability and pharmacokinetics of IV TP-6076 in healthy volunteers. We are currently conducting a Phase 1 study to assess the bronchopulmonary disposition, pharmacokinetics, and safety of TP-6076 in healthy volunteers. TP-271 is a fully-synthetic fluorocycline that we are developing for respiratory disease caused by bacterial biothreat and antibiotic-resistant public health pathogens, as well as bacterial pathogens associated with community-acquired pneumonia. To date, we have completed a single- and multiple-ascending dose trials for the IV and oral formulations of TP-271. In February 2017, we received Qualified Infectious Disease Product and Fast Track designations from the FDA for TP-271. We are also developing TP-2846, a fully-synthetic tetracycline discovered by us, for the treatment of AML. We have recently initiated pre-clinical toxicology studies for this program.

We commenced business operations in July 2006. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary chemistry technology, identifying potential product candidates, undertaking preclinical studies and clinical trials of our product candidates and initiating commercial sales of Xerava. Prior to October 2018, when we commenced sales of Xerava in the United States, we had not generated any product revenues. For the three months ended March 31, 2019, we generated $0.3 million in net product revenues from sales of Xerava. We have financed our operations primarily through public offerings and private placements of our equity securities, debt financings, revenue from United States government grants and contract awards and milestone payments from our licensing agreement. As of March 31, 2019, we had received an aggregate of $589.0 million in net proceeds from the issuance of equity securities and borrowings under debt facilities, an aggregate of $59.3 million from government grants and contracts and an aggregate of $9.5 million from licensing agreement milestone payments. As of March 31, 2019, our principal source of liquidity was cash and cash equivalents, which totaled $87.6 million.

As of March 31, 2019, we had an accumulated deficit of $553.5 million. Our net losses were $19.5 million and $21.6 million for the three months ended March 31, 2019 and 2018, respectively. We expect that our expenses will decrease in 2019 compared with 2018, as the lower costs we expect to incur on our IGNITE clinical program, given its completion in 2018, will offset increased sales, marketing, distribution and outsourced manufacturing expenses related to the launch of Xerava.

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

Collaboration Revenue

In February 2018, we entered into a license agreement with Everest Medicines, whereby we granted Everest Medicines an exclusive license to develop and commercialize eravacycline, for the treatment of cIAI and other indications, in mainland China, Taiwan, Hong Kong, Macau, South Korea and Singapore. Terms of this arrangement include various payment types, including upfront license fees, development, regulatory and commercial milestone payments and payments for clinical supply services. For further discussion of the Everest Medicines collaboration and the related revenue recognition, please see Note 6, Significant Agreements and Contracts to the consolidated financial statements.

Government Revenue

Our government revenue is derived from funding provided under three awards. These awards include a contract from the Biomedical Advanced Research and Development Authority, or BARDA, an agency of the U.S. Department of Health and Human Services, for the development of Xerava for the treatment of disease caused by bacterial biothreat pathogens, two separate awards from the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, for the development of TP-271. These three awards were made to CUBRC, Inc., or CUBRC, an independent, not-for-profit, research corporation that specializes in United States government-based contracts, with which we are collaborating. CUBRC serves as the prime contractor under these awards, primarily carrying out a program management and administrative role with additional responsibility for the management of preclinical studies. The fourth award is from Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, or CARB-X, an international public-private partnership focused on advancing new antimicrobial products to address the threat of antibiotic resistance. For further discussion of our contract and grant revenue agreements and the related revenue recognition, please see Note 6, Significant Agreements and Contracts to the consolidated financial statements.

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

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and laboratory supplies, to each program based on the personnel resources allocated to such program. Expenses related to facilities, consulting, travel, conferences, stock-based compensation and depreciation are not allocated to a program and are separately classified as other research and development expenses. The following table summarizes our research and development expenses on a program-specific basis for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Xerava	$2,296	$12,150
TP-6076	512	553
BARDA Contract	472	437
CARB-X Award	301	742
NIAID Contract	88	546
Other development programs	1,023	539
Other research and development	2,045	3,160
Total research and development expenses	$6,737	$18,127

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

As of March 31, 2019, we had incurred an aggregate of $290.2 million in research and development expenses related to the development of Xerava, and $38.2 million in research and development expenses related to the development of Xerava that were funded under the BARDA Contract.

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

We have licensed our proprietary chemistry technology from Harvard on an exclusive worldwide basis under a license agreement that we entered into in August 2006. Under our license agreement, as of March 31, 2019, we have paid Harvard an aggregate of $15.8 million in up front license fees, sublicense fee and development milestone payments. We have also issued 31,379 shares of our common stock to Harvard under the license agreement. We have also agreed to make payments to Harvard upon the achievement of specified future development and regulatory milestones totaling up to $15.1 million for each licensed product candidate ($12.6 million of which has already been paid with respect to eravacycline), and to pay tiered royalties in the single digits based on annual worldwide net sales, if any, of licensed products, our affiliates and our sublicensees. We are also obligated to pay Harvard a specified share of non-royalty sublicensing revenues that we receive from sublicensees for the grant of sublicenses under the license and to reimburse Harvard for specified patent prosecution and maintenance costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of personnel-related costs, including salaries and related costs such as benefits and stock-based compensation for personnel in executive, finance, legal, operational, corporate communications, sales, marketing, regulatory, medical affairs and human resource functions. Other significant general and administrative expenses include professional fees for legal, patent, auditing and tax services, consulting and facility costs not otherwise included in research and development expenses.

We anticipate that our selling, general and administrative expenses will remain stable for the immediate future.

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

Our critical accounting policies are those which require the most significant judgments and estimates in the preparation of our consolidated financial statements. We have determined that our most critical accounting policies are those relating to product revenue recognition, collaboration revenue recognition, government contract and grant revenue recognition, accrued research and development expenses and equity compensation. There have been no significant changes to our critical accounting policies as described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report, filed on form 10-K with the SEC on March 13, 2019, for the year ended December 31, 2018.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes the results of our operations for the three months ended March 31, 2019 and 2018, together with the changes in those items in dollars:

	Three Months Ended
	March 31,		Increase/
	2019	2018	(decrease)
	(in thousands)
Revenue:
Product revenue, net	$341	$—	341
Government revenue	932	1,891	(959)
Total revenue	1,273	1,891	(618)
Operating expenses:
Cost of revenue - product	164	—	164
Cost of revenue - intangible asset amortization	98	—	98
Research and development	6,737	18,127	(11,390)
Selling, general and administrative	13,314	5,705	7,609
Total operating expenses	20,313	23,832	(3,519)
Loss from operations	(19,040)	(21,941)	2,901
Interest income	507	365	142
Interest expense	(955)	—	(955)
Net loss	$(19,488)	$(21,576)	$2,088

Product Revenue

We initiated sales of, and therefore realized revenue with respect to our first commercial product, Xerava, in the United States on October 15, 2018. For the three months ended March 31, 2019, net sales of Xerava were $0.3 million.

Revenue from U.S Government Contracts and Grants

The following table sets forth our government contract and grant revenue for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,		Increase/
	2019	2018	(decrease)
	(in thousands)
Revenues
BARDA Contract	$559	$420	$139
CARB-X Award	278	738	(460)
NIAID Contract	95	733	(638)
	$932	$1,891	$(959)

Government revenue was $0.9 million for the three months ended March 31, 2019 compared to $1.9 million for the three months ended March 31, 2018, a decrease of $1.0 million. This decrease was due to the scope and timing of activities conducted under our subcontract with respect to the CARB-X Award and the BARDA and NIAID Contracts. Based on current expected duration of these agreements, we expect government revenue to continue to decline.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2019 were $6.7 million compared to $18.1 million for the three months ended March 31, 2018, a decrease of $11.4 million. This decrease was primarily due to lower clinical trial costs associated with the IGNITE Phase 3 clinicals trials, which concluded in the first quarter of 2018 and lower license and milestone payments to Harvard University that occurred in the first quarter of 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2019 were $13.3 million compared to $5.7 million for the three months ended March 31, 2018, an increase of $7.6 million. This increase was primarily due to an increase in commercial related expenses for XERAVA.

Interest income

The increase of $0.1 million in interest income for the three months ended March 31, 2019 as compared to three months ended March 31, 2018 was driven by improved overall yields on our money market fund investments.

Interest expense

The increase of $1.0 million in interest expense for the three months ended March 31, 2019 is related to the loan and security agreement, or the Loan Agreement, with Solar Capital Ltd., or Solar Capital, as collateral agent and lender, and the other lenders named therein, collectively, the Lenders.

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

As of March 31, 2019, we had cash and cash equivalents of approximately $87.6 million. We invest cash in excess of immediate requirements in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of March 31, 2019, our funds were held in cash and money market funds.

On January 17, 2017, we entered into a Controlled Equity Offering Sales Agreement, or sales agreement, with Cantor Fitzgerald & Co., or Cantor, as sales agent. On July 7, 2017, we entered into an amendment to the sales agreement, or the amended sales agreement. In accordance with the terms of the amended sales agreement, we may offer and sell through Cantor, from time to time, shares of our common stock up to an aggregate offering price of $80,000,000 through an “at-the-market” offering program. As of March 31, 2019, we had sold an aggregate of 6,110,446 shares under the agreement at an average price of $6.49 per share and we had received aggregate cash proceeds of $38.2 million, after deducting sales commissions and offering expenses. Under the amended sales agreement, Cantor may sell shares of our common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Select Market or on any other existing trading market for our common stock. We are not obligated to make any sales of shares of our common stock under the amended sales agreement. We or Cantor may suspend or terminate the offering of shares of our common stock upon notice to the other party and subject to other conditions. We will pay Cantor a commission rate equal to 3.0% of the gross proceeds per share sold.

On November 2, 2018, we entered into the Loan Agreement the Lenders. The Lenders have agreed to make available to us term loans in an aggregate principal amount of up to $75.0 million under the Loan Agreement. We plan to use the proceeds of the term loans to support commercial launch of Xerava as well as for working capital and general corporate purposes. The Loan Agreement provides a term loan commitment of $50.0 million in two potential tranches: (i) a $30.0 million Term A loan facility funded on November 2, 2018 and (ii) a $20.0 million Term B loan facility to be funded at the request of the Company no later than October 31, 2020, subject to (a) the Company having unrestricted net cash proceeds of not less than $50 million from the issuance and sale of common stock and/or from other business activities and (b) the Company having product revenue greater than or equal to $14.0 million on a six month trailing basis prior to September 30, 2020. Both of these term loans have a maturity date of May 2, 2023. The Loan Agreement also provides access to an additional Term C loan facility in the amount of $25.0 million, to be funded at the Lenders’ sole discretion.

Borrowings under all three loan facilities bear interest at a floating per annum rate equal to the one Month LIBOR Rate plus 7.25%. We are permitted to make interest-only payments on the initial $30.0 million Term A loan for the fifteen (15) months following the funding date. The interest-only period can be extended by an additional nine (9) months subject to certain conditions being met, including a 12-month trailing revenue milestone of $8.5 million by December 31, 2019; and by an additional six (6) months if we have met certain other conditions, including a 6-month trailing revenue milestone of $14.0 million by September 30, 2020 and raising $50.0 million in new capital. The term of the combined facility will be 54 months, with repayment paid in equal monthly installments commencing at the end of the resulting interest-only period as outlined above through the end of the 54-month term.

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

The following table summarizes our sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Cash Flows from Operations:
Net cash used in operating activities	$(20,119)	$(18,894)
Net cash used in investing activities	(98)	(83)
Net cash provided by financing activities	—	231
Net (decrease) increase in cash and cash equivalents	$(20,217)	$(18,746)

Cash Flows from Operating Activities. The $1.2 million increase in cash used in operating activities for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was primarily due to increased operating expenses that related to commercialization of Xerava offset by decreased spending on IGNITE clinical trials and Harvard license payments.

Cash Flows from Investing Activities. The $15,000 increase in cash used in investing activities for the three months ended March 31, 2019, compared to the three months ended March 31, 2018 was due to an increase in purchases of equipment related to our research and development activities

Cash Flows from Financing Activities. The $0.2 million decrease in cash provided by financing activities was due to no ATM activity for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Operating Capital Requirements

We expect to incur significant operating losses for at least the next several years as we commercialize Xerava and continue development of our pipeline programs, satisfy our obligations under our license agreement with Harvard and meet our obligations under our debt facility with Solar Capital. We may not be able to complete the development of our other product candidates if, among other things, our preclinical research and clinical trials with respect to our other product candidates are not successful and our manufacturing efforts are not successful,

We believe that our available funds will be sufficient to support our operations into the third quarter of 2020, which we believe will allow us to fund the initial launch of IV Xerava for the treatment of cIAI. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to fund our operations including ongoing spending to commercialize Xerava.

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
•

the costs of commercialization activities for our product candidates if we receive marketing approval, including the timing and costs of establishing product sales, marketing, distribution and manufacturing capabilities;

•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish, as we did with Everest Medicines;
•

the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including milestone and royalty payments and patent prosecution fees that we are obligated to pay to Harvard, pursuant to our license agreement as well as the royalty payments that we are obligated to pay Paratek pursuant to our license agreement;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property related claims;
•	the extent to which we in-license or acquire other products and technologies; and
•	the funding, interest and repayment obligations of our debt facility with Solar Capital.

We expect that we will need to obtain substantial additional funding in order to successfully commercialize Xerava. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, additional debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of Xerava and our product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to Xerava and our other product candidates that we otherwise would seek to develop or commercialize ourselves.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

There were no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed in our annual report, filed on form 10-K with the SEC on March 15, 2019 for the year ended December 31, 2018.

Recent Accounting Pronouncements

Refer to Note 2, Summary of Significant Accounting Policies, in the accompanying notes to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and senior vice president, finance, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and senior vice president, finance concluded that as of March 31, 2019, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this quarterly report on Form 10-Q was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The certifications of our principal executive officer and principal financial officer attached as Exhibits 31.1 and 31.2 to this report include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

We implemented the new lease standard as of January 1, 2019. As a result, we made the following significant modifications to our internal control over financial reporting, including changes to accounting policies and procedures, operational processes, and documentation practices:

•	updated our policies and procedures related to lease accounting and added documentation processes related to accounting for the new standard;
•	modified our contract review controls to take into account the new criteria for lease accounting; and
•	added controls to address related required disclosures for lease accounting.

Other than the items described above, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934 covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred annual net operating losses in every year since our inception. Our net loss was $19.5 million for the three months ended March 31, 2019, $72.2 million for the year ended December 31, 2018 and $114.8 million for the year ended December 31, 2017. As of March 31, 2019, we had an accumulated deficit of $553.5 million. Prior to October 2018, when we commenced sales of Xerava in the United States, we had not generated any product revenues. For the three months ended March 31, 2019, we generated $0.3 million in net product revenues from sales of Xerava. We have financed our operations primarily through the public offerings and private placements of our equity securities, debt financings, revenue from United States government grants and contract awards and milestone payments from our licensing agreement.

In the third quarter of 2018, we received marketing approval in the United States and in Europe for Xerava for the treatment of complicated intra-abdominal infections, or cIAI. Prior to the marketing approval of Xerava we had devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development. Since approval of Xerava for cIAI, we have denoted and expect that we will continue to devote a substantial portion of our financial resources and efforts to supporting the ongoing commercialization of Xerava.

Notwithstanding the initiation of sales of Xerava, we expect to continue to incur significant expenses and operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect that our expenses will decrease in 2019 compared with 2018, as the lower costs we expect to incur on our IGNITE (Investigating Gram-Negative Infections with Eravacycline) clinical program, given its completion in 2018, will offset increased sales, marketing, distribution and outsourced manufacturing expenses related to the launch of Xerava. Our expenses could increase if and as we:

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

We may be unable to successfully commercialize Xerava or develop and commercialize any additional product candidates and, even if we do, we may never achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business or continue our operations. A decline in the value of our company could cause our stockholders to lose all or part of their investment in us.

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

•

our ability to access the remaining $45.0 million potentially available to us under our Loan and Security Agreement, or the Loan Agreement, with Solar Capital Ltd., or Solar Capital, as collateral agent and lender and the other lenders named therein, collectively the Lenders, dated November 2, 2018, as amended on March 14, 2019.

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

We began operations in the third quarter of 2006. Our operations to date have been limited to financing and staffing our company, developing our technology and our product candidates and establishing a commercial infrastructure to launch Xerava. We obtained marketing approval for Xerava in the United States and Europe in the third quarter of 2018 and commenced sales of Xerava in the United States in the fourth quarter of 2018. We have not yet demonstrated a long-term ability to conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

Currently, our only external committed source of funds is funding under subcontracts awarded to us by CUBRC pursuant to government contracts from BARDA, and an award from CARB-X. Although the BARDA Contract and the Company’s subcontract with CUBRC under the BARDA Contract have expired by their terms on March 31, 2019, and we expect to reach an agreement with both parties to extend the performance date to September 30, 2019, BARDA is also entitled to terminate the project for convenience at any time and is not obligated to provide continued funding beyond current-year amounts from congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is for up to approximately $41.8 million from the initial contract date through March 30, 2019, of which $39.9 million had been received through March 31, 2019.

Although the CARB-X Award expired by its terms on December 31, 2018, we reached an agreement with CARB-X to extend the performance date out to June 30, 2019. CARB-X is entitled to terminate the project for convenience at any time.

Committed funding from the CARB-X Award is for up to $4.0 million, of which $2.3 million had been received through March 31, 2019.

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

We plan to seek to commercialize Xerava outside the United States with the assistance of collaborators. If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of

Xerava revenues to us may be lower than if we were to directly market and sell Xerava in those markets. As an example, if Everest Medicines Limited, or Everest Medicines, our collaboration partner for Xerava in certain Asian territories, is unsuccessful in developing and commercializing Xerava in the Chinese market, we may not receive any future milestone or royalty payments. Furthermore, we may be unsuccessful in entering into the necessary arrangements with third parties or may be unable to do so on terms that are favorable to us. In addition, we likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively.

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

There are a variety of available therapies that are generic or marketed for the treatment of cIAI that we would expect would compete with Xerava. The generic agents include piperacillin/tazobactam, imipenem/cilastatin, ertapenem, meropenem, doripenem, ampicillin/sulbactam and tigecycline. The marketed products include Zerbaxa and Invanz which are marketed by Merck & Co., Inc., Avycaz which is marketed by Allergan, Inc, and Tygacil which is marketed by Pfizer, Inc. Many of the available therapies are well established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products.

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

There may also be delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the indications for which the drug is approved by the U.S. Food and Drug Administration, or FDA, or comparable foreign regulatory authorities. Increasingly, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. Moreover, obtaining coverage does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Reimbursement rates may vary, by way of example, according to the use of the drug and the clinical setting in which it is used. Reimbursement rates may also be based in part on existing reimbursement amounts for lower cost drugs or may be bundled into the payments for other services.

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

We are not permitted to commercialize, market, promote, or sell any product candidate in the United States without obtaining marketing approval from the FDA or in other countries without obtaining approvals from comparable foreign regulatory authorities, such as the European Medicines Agency, or EMA, and we may never receive such approvals. We must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome.

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

Although we are commercializing Xerava ourselves in the United States, we also intend to seek to commercialize Xerava outside the United States through collaboration arrangements. For instance, in February 2018, we entered into a license agreement with Everest Medicines under which we granted Everest Medicines an exclusive license to develop and commercialize Xerava for the treatment of cIAI and other indications, in mainland China and several other Asian territories and countries. In addition, we may seek third-party collaborators for development and commercialization of our product candidates. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangements other than that with Everest Medicines.

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

We do not currently have nor do we plan to build the internal infrastructure or capability to manufacture Xerava or our product candidates for use in the conduct of our clinical trials or for commercial supply. We currently rely on and expect to continue to rely on third-party contract manufacturers to manufacture commercial supplies of Xerava and clinical supplies of our product candidates. Further, we have relied on and expect to continue to rely on third-party contract manufacturers to manufacture registration batches and commercial quantities of any product candidate that we commercialize following approval for marketing by applicable regulatory authorities. Reliance on third-party manufacturers entails risks, including:

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

We have entered into agreements with third-party contract manufacturers for the commercial production of Xerava and intend to do the same for any additional product candidate that is approved by any regulatory agency. We intend to enter into agreements with third-party contract manufacturers for the commercial production of those products. This process is difficult and time consuming and we may face competition for access to manufacturing facilities, as there are a limited number of contract manufacturers operating under current Good Manufacturing Practices, or cGMPs, that are capable of manufacturing our product candidates. Consequently, we may not be able to reach agreement with third-party manufacturers on satisfactory terms, which could delay our commercialization.

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

We are a party to a license agreement with Harvard that imposes, and we may enter into additional agreements, including license agreements, with other parties in the future that impose, diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. For example, under our license agreement with Harvard, we are obligated to satisfy diligence requirements, including using commercially reasonable efforts to develop and commercialize licensed compounds and to implement a specified development plan, meeting specified development milestones and providing an update on progress on an annual basis, and to pay royalties on sales of Xerava. If we fail to comply with these obligations, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product that is covered by these agreements, which could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union and could prevent or delay our marketing approval in the European Union or United Kingdom in addition to delaying the pricing arrangements or reimbursements for any approved product candidates. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

Our arrangements with third-party payors, healthcare professionals and customers who purchase, recommend or prescribe our products and product candidates are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products, and it is possible that our business activities could be subject to challenge or enforcement under one or more of these laws and regulations. These laws and regulations include the United States federal healthcare Anti-Kickback Statute, the federal civil False Claims Act, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the federal Physician Payments Sunshine Act, and analogous state laws and regulations.

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

We have substantial reporting and payment obligations under the Medicaid Drug Rebate Program and other governmental programs. Our failure to comply with these price reporting and rebate payment obligations could negatively impact our financial results.

The Centers for Medicare & Medicaid Services, or CMS, issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate Program under the Affordable Care Act. The issuance of the final regulation, as well as any other regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate Program, has increased and will continue to increase our costs and the complexity of compliance, and could have a material adverse effect on our results of operations, particularly if CMS challenges the approach we take in our implementation of the final regulation.

We also participate in the 340B program. The U.S. Department of Health and Human Services’ Health Resources and Services Administration, or HRSA, which administers the 340B program, issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. It is currently unclear how HRSA will apply its enforcement authority under the new regulation. Implementation of this regulation could affect our obligations and potential liability under the 340B program in ways we cannot anticipate.

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

We participate in the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program and the Tricare Retail Pharmacy program. Pursuant to applicable law, knowing provision of false information in connection with price reporting under these programs can subject a manufacturer to civil monetary penalties. These program obligations also contain extensive disclosure and certification requirements. If we overcharge the government in connection with our FSS contract or Tricare Agreement, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Our stock price may be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, our stock traded within a range of a high price of $52.90 per share and a low price of $0.95 per share for the period beginning March 20, 2013, our first day of trading on the Nasdaq Global Select Market, through May 6, 2019. As a result of this volatility, investors may not be able to sell their common stock at or above the prices they paid for it. The market price for our common stock may be influenced by many factors, including:

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

The stock market frequently experiences extreme price and volume fluctuations. We have experienced significant declines in our stock price following our announcements that IGNITE2 and IGNITE3, our phase 3 clinical trials for Xerava for the treatment of patients with cUTI, did not meet the primary endpoints of those trials. In addition, the market prices of securities of companies in the biotechnology and pharmaceutical industry have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations could adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. For instance, in January 2016 and March 2016, two class action lawsuits were filed against us, our chief executive officer and certain former executives in the United States District Court for the District of Massachusetts. These cases were subsequently consolidated. The court dismissed the consolidated cases in May 2017 and in November 2017, the plaintiffs withdrew a pending appeal in the United States Court of Appeals for the First Circuit. In addition, in May 2016, a shareholder derivative action was filed against our chief executive officer, certain former executive officers, all the members of our current board of directors, a former board member, and against us as nominal defendant, in Massachusetts Superior Court (Suffolk County). This case was subsequently dismissed by the court without prejudice due to the plaintiff’s failure to properly perfect service of process. Furthermore, in July 2018 a class action lawsuit was filed against us, or chief executive officer, our chief scientific officer and other third parties in the United States District Court for the Southern District of New York in connection with the failure of IGNITE3 to meet its co-primary endpoints. Due to the volatility in our stock price, we may be the target of similar litigation in the future.

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

EXHIBIT INDEX

Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	File No.	Date Filed with the SEC	Exhibit Number	Filed Herewith

10.1	Amendment No. 1 to Tetraphase Pharmaceuticals, Inc. 2014 Employee Stock Purchase Plan, dated March 13, 2019.					X

10.2	First Amendment to Loan and Security Agreement, dated as of March 14, 2019, by and between the registrant and Solar Capital Ltd., in its capacity as collateral agent.					X

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2019	TETRAPHASE PHARMACEUTICALS, INC.

	By:	/s/ Christopher Watt
Christopher Watt
Senior Vice President, Finance