Form 10-Q
period 2019-06-30
TETRAPHASE PHARMACEUTICALS INC
filed 2019-08-08
CIK 1373707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 6, 2019, there were 54,316,535 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

TETRAPHASE PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$70,954	$107,776
Accounts receivable, net	1,728	2,274
Contract asset	—	3,000
Inventory	2,964	748
Prepaid expenses and other current assets	3,047	2,674
Total current assets	78,693	116,472
Noncurrent assets:
Property and equipment, net	683	1,121
Operating lease right-of-use assets	5,549	—
Restricted cash	699	699
Intangible assets, net	4,455	4,652
Total assets	$90,079	$122,944
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,079	$3,210
Accrued expenses	11,821	11,761
Loan payable, current portion	3,846	—
Operating lease liabilities	1,447	—
Total current liabilities	19,193	14,971
Long-term operating lease liabilities	4,239	—
Loan payable, long-term	24,902	28,291
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 125,000 shares authorized; 54,317 and 53,680 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	54	53
Additional paid-in capital	618,142	613,671
Accumulated deficit	(576,451)	(534,042)
Total stockholders’ equity	41,745	79,682
Total liabilities and stockholders’ equity	$90,079	$122,944

See accompanying notes to unaudited condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Product revenue, net	$796	$—	$1,137	$—
License and collaboration revenue	—	9,500	—	9,500
Government revenue	277	2,079	1,209	3,969
Total revenue	1,073	11,579	2,346	13,469
Expenses:
Cost of revenue - product sales	307	—	471	—
Cost of revenue - intangible asset amortization	99	—	197	—
Research and development	8,166	14,370	14,903	32,497
Selling, general and administrative	15,113	7,165	28,427	12,869
Total expenses	23,685	21,535	43,998	45,366
Loss from operations	(22,612)	(9,956)	(41,652)	(31,897)
Other income and expenses
Other income	250	—	250	—
Interest income	416	413	923	778
Interest expense	(975)	—	(1,930)	—
Net loss	$(22,921)	$(9,543)	$(42,409)	$(31,119)
Net loss per share-basic and diluted	$(0.42)	$(0.18)	$(0.79)	$(0.60)
Weighted-average number of common shares used in net loss per share-basic and diluted	54,274	51,839	54,009	51,721
Comprehensive loss	$(22,921)	$(9,543)	$(42,409)	$(31,119)

See accompanying notes to unaudited condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Operating activities
Net loss	$(42,409)	$(31,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	405	237
Non-cash interest expense related to notes payable	457	—
Stock-based compensation expense	4,432	6,364
Impairment of equipment related to restructuring	334	—
Changes in operating assets and liabilities:
Accounts receivable	546	1,541
Contract asset	3,000	—
Inventory	(2,216)	—
Prepaid expenses and other assets	(372)	351
Accounts payable	(1,131)	(3,187)
Accrued expenses and other liabilities	177	(3,832)
Deferred revenue	(6)	(551)
Operating lease right-of-use assets	689	—
Operating lease liabilities	(661)	—
Net cash used in operating activities	(36,755)	(30,196)
Investing activities
Purchases of property and equipment	(106)	(88)
Net cash used in investing activities	(106)	(88)
Financing activities
Proceeds from sale of common stock, net of issuance costs	—	4,713
Proceeds from issuance of stock under stock plans	39	362
Net cash provided by financing activities	39	5,075
Net decrease in cash, cash equivalents and restricted cash	(36,822)	(25,209)
Cash, cash equivalents and restricted cash at beginning of period	108,475	136,610
Cash, cash equivalents and restricted cash at end of period	$71,653	$111,401
Supplemental cash flow disclosures from investing activities:
Cash paid for interest	$1,474	$—

See accompanying notes to unaudited condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Shares		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	53,680	$53	$613,671	$(534,042)	$79,682
Issuance of common stock under stock plans	66	1	—	—	1
Stock-based compensation expense	—	—	2,723	—	2,723
Net loss	—	—	—	(19,488)	(19,488)
Balance at March 31, 2019	53,746	$54	$616,394	$(553,530)	$62,918
Issuance of common stock under stock plans	518	—	—	—	—
Issuance of common stock under employee stock purchase plan	53		39		39
Stock-based compensation expense	—	—	1,709	—	1,709
Net loss	—	—	—	(22,921)	(22,921)
Balance at June 30, 2019	54,317	$54	$618,142	$(576,451)	$41,745

Balance at December 31, 2017	51,458	$51	$592,243	$(461,884)	$130,410
Issuance of common stock under stock plans	172	1	230	—	231
Stock-based compensation expense	—	—	2,972	—	2,972
Net loss	—	—	—	(21,576)	(21,576)
Balance at March 31, 2018	51,630	$52	$595,445	$(483,460)	$112,037
Issuance of common stock under stock plans	9	—	30	—	30
Issuance of common stock under "at-the-market" equity offering sales agreement, less issuance costs	1,180	1	4,712	—	4,713
Issuance of common stock under employee stock purchase plan	32	—	101	—	101
Stock-based compensation expense	—	—	3,392	—	3,392
Net loss	—	—	—	(9,543)	(9,543)
Balance at June 30, 2018	52,851	$53	$603,680	$(493,003)	$110,730

See accompanying notes to unaudited condensed consolidated financial statements

Tetraphase Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Operations

Tetraphase Pharmaceuticals, Inc., or the Company, is a biopharmaceutical company using its proprietary chemistry technology to develop and commercialize novel tetracyclines for serious and life-threatening conditions, including bacterial infections caused by multidrug-resistant, or MDR, bacteria. The Company’s commercial product, XeravaTM (eravacycline), a fully synthetic fluorocycline, is an intravenous, or IV, antibiotic that is approved for use as a first-line empiric monotherapy for the treatment of MDR infections, including those found in complicated intra-abdominal infections, or cIAI.

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

In addition to Xerava, the Company has also developed TP-6076, a fully synthetic fluorocycline, targeted at addressing unmet medical needs, including multidrug-resistant Gram-negative bacteria, and TP-271, a fully synthetic fluorocycline developed for respiratory disease caused by bacterial biothreat pathogens, as well as bacterial pathogens associated with community-acquired pneumonia. Both of these programs have completed phase 1. The Company also developed TP-2846, a tetracycline for the treatment of acute myeloid leukemia, or AML. The Company has completed pre-clinical toxicology studies in this program and intends to file an investigational new drug application, or IND, with the FDA for TP-2846. The Company is seeking to out-license each of these product candidates.

On June 10, 2019, the Company announced a restructuring of its organization, including a 20% reduction in headcount, designed to focus its cash resources on commercializing Xerava primarily in the hospital setting. This reorganization included the elimination of the Company’s internal research function and an exploration of out-licensing opportunities for all of the Company’s pipeline of early-stage antibiotics and oncology product candidates. The reduction in headcount did not reduce any headcount in the commercial organization. Following the restructuring, over 50% of the Company’s full-time employees are commercial and medical affairs personnel.

The Company has incurred annual net operating losses every year since its inception. As of June 30, 2019, the Company had incurred losses since inception of $576.5 million. The Company has financed its operations primarily through public offerings and private placements of equity securities, debt financings, revenue from United States government grants and contract awards, milestone payments from its licensing agreement and Xerava product revenue.

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

Based on its current operating plan, the Company expects its cash and cash equivalents as of June 30, 2019, its projected revenues from sales of Xerava, and the $2 million up-front payment related to expanded territories it expects to receive from Everest Medicines in August 2019 (Note 13) will be sufficient to fund the Company’s operations into the middle of the third quarter of 2020, which is more than one year beyond the filing date of this quarterly report. This estimate is based on certain significant assumptions, which are uncertain and may turn out to be incorrect. In particular, the forecast assumes continued significant growth of Xerava revenue, for which the Company has limited historical experience to base its estimate. In addition, the Company has forecast a significant reduction in expenses as a result of the restructuring announced in June 2019. If these estimates are incorrect, the Company may use its cash resources sooner than expected, in which case the Company would look to further reduce expenses. In addition, the

Company will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to fund its operations including ongoing spending to commercialize Xerava.

If the Company is unable to raise capital when needed or if its operating results fall short of its current projections, the Company could be forced to significantly delay, scale back or discontinue the commercialization of Xerava or reduce other expenditures, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, the Company’s rights to Xerava and its product candidates. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles, or GAAP, for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2018 contained in the Company’s annual report on Form 10-K filed with the SEC on March 15, 2019, or the 2018 Form 10-K. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of June 30, 2019 and the results of its operations and comprehensive loss and cash flows for the three and six months ended June 30, 2019 and 2018. Interim operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for future interim periods or for the fiscal year ending December 31, 2019. The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” in the 2018 Form 10-K. The Company is disclosing certain significant policies as well as changes in its accounting policies related to guidance that became effective January 1, 2019 and April 1, 2019 in this Quarterly Report on Form 10-Q.

The December 31, 2018 condensed consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures including notes required by GAAP for complete financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, the Company’s management evaluates its estimates, including product revenue, license and collaboration revenue, inventory, estimates related to clinical trial accruals, stock-based compensation expense, contract and grant revenues, and going concern considerations. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions

Accounts Receivable

Accounts receivable as of June 30, 2019 and December 31, 2018 represent amounts due from two main sources: (1) trade accounts receivable of $0.5 million consisting of payments to be received from customers for sales of Xerava, net of prompt payment discounts, chargebacks, rebates and certain fees and (2) contract accounts receivable of $1.2 million related to the Company’s government-related agreements.

Contract accounts receivable relate to payments from entities administering the Company’s government-related agreements which include unbilled contract accounts receivable of $0.9 million and $0.7 million as of June 30, 2019 and December 31, 2018, respectively.

Contract Balances

The Company recognizes a contract asset when the Company transfers goods or services to a customer before the customer pays consideration or before payment is due, excluding any amounts presented as a receivable (i.e., accounts receivable). A contract asset represents the Company’s right to consideration in exchange for goods or services that the Company has transferred to a customer.

As of June 30, 2019, there was no contract asset. A milestone payment of $3.0 million was received in the second quarter of 2019 under the terms of the license agreement (the Everest license agreement), with Everest Medicines Limited, or Everest Medicines, whereby the Company granted Everest Medicines an exclusive license to develop and commercialize eravacycline, for the treatment of cIAI and other indications, in mainland China, Taiwan, Hong Kong, Macau, South Korea and Singapore. See Note 6 and Note 13 for further details.

Inventory

Inventory is stated at the lower of cost or net realizable value on a first-in, first-out (FIFO) basis. Prior to the regulatory approval of Xerava, given the uncertainty of approval, the Company recognized as research and development expense costs related to the manufacture of Xerava. Upon approval of Xerava, the Company began to capitalize such costs as inventory.

During each quarter, the Company performs an assessment quantifying any potential excess or obsolete inventory and writes down any such inventory to its net realizable value in the period in which the impairment is identified. These adjustments are based upon multiple factors, including inventory levels at the Company and at its specialty distributors, projected demand and product shelf life. These impairment charges, if required, are recorded as a cost of revenue. As of June 30, 2019, there was no excess inventory.

Leases

Effective January 1, 2019, the Company adopted Accounting Standards Codification, or ASC, Topic 842, Leases. The Company adopted the new guidance as of January 1, 2019 using the modified retrospective adoption method in which it did not restate prior periods. Prior periods are presented in accordance with ASC 840, Leases.

The Company’s review and approval process for new leases, contracts, amendments and renewals includes an evaluation at the inception of each agreement to determine whether the contract is within the scope of ASC Topic 842, or other areas of accounting guidance. The Company’s contracts are determined to contain a lease within the scope of ASC Topic 842 when all of the following criteria based on the specific circumstances of the agreement are met: (1) there is an identified asset for which there are no substantive substitution rights; (2) the Company has the right to obtain substantially all of the economic benefits from the identified asset; and (3) the Company has the right to direct the use of the identified asset.

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

The Company’s product revenue consists of the sales of Xerava, which the Company began selling to customers in October 2018. The Company sells Xerava to specialty distributors and these customers resell Xerava to hospitals or other treatment centers. In addition to these distributor agreements and the related discounts and allowances, the Company is subject to government mandated rebates, chargebacks, and discounts with respect to the purchase of the Company’s product. Product revenue is recognized net of reserves for all variable consideration, including discounts, chargebacks, government rebates and product returns. The Company is expensing the costs of obtaining and fulfilling these contracts when incurred. The Company has opted to immediately expense the incremental cost of obtaining a contract when the underlying related asset would have been amortized over one year or less.

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

Government Contract Revenue

The Company’s government contract revenue has been derived from its subcontracts with CUBRC, Inc., or CUBRC, an independent, not-for-profit, research corporation that specializes in U.S. government-based contracts, with which the Company is collaborating. These subcontracts with CUBRC relate to the following funding awards: (1) an award from the Biomedical Advanced Research and Development Authority, or BARDA, an agency of the U.S. Department of Health and Human Services, for the development of Xerava, which the Company refers to as the BARDA Contract; (2) two awards from the National Institute of Allergy and Infectious Diseases, or NIAID, for the development, manufacturing and clinical evaluation of TP-271, which the Company refers to as the NIAID Contract and the NIAID Grant, respectively. The Company is also the recipient of its cost reimbursement Sub-Award Agreement with the Trustees of Boston University, the administrator of the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, or CARB-X, program, for the development of TP-6076 (see Note 6). The Company recognizes revenue under these best-efforts, cost-reimbursable and cost-plus-fixed-fee subcontracts and subaward as the Company performs services under the subcontracts and subaward so long as a subcontract and subaward has been executed and the fees for these services are fixed or determinable, legally billable and reasonably assured of collection. Recognized amounts reflect the Company’s partial performance under the subcontracts and subaward and equal direct and indirect costs incurred plus fixed fees, where applicable. The Company does not recognize revenue under these arrangements for amounts related to contract periods where funding is not yet committed as amounts above committed funding thresholds would not be considered fixed or determinable or reasonably assured of collection. Revenues and expenses under these arrangements are presented gross on the consolidated statements of operations and comprehensive loss as the Company has determined it is the primary obligor under these arrangements relative to the research and development services it performs as lead technical expert.

Revenue under the Company’s subcontracts under the BARDA Contract and under the CARB-X Award are earned under a cost-plus-fixed-fee arrangement in which the Company is reimbursed for direct costs incurred plus allowable indirect costs and a fixed-fee earned. Billings under these arrangements are based on approved provisional indirect billing rates, which permit recovery of allowable fringe benefits, allowable overhead and general and administrative expenses and a fixed fee.

Revenue under the Company’s subaward under the NIAID Contract and NIAID Grant were earned under a cost-reimbursable arrangement in which the Company was reimbursed for direct costs incurred plus allowable indirect costs. Billings under the NIAID Contract and NIAID Grant were based on approved provisional indirect billing rates, which permit recovery of fringe benefits and allowable general and administrative expenses.

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

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation – “Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payment Accounting, which addresses aspects of the accounting for nonemployee share-based payment transactions. This pronouncement is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company early adopted ASU 2018-07 on April 1, 2019 and there was no impact on adoption.

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU No. 2016-02, Leases (Topic 842), which among other things, results in the recognition of lease assets and lease liabilities by lessees on the Company’s balance sheets for virtually all leases. ASU 2016-02 supersedes most previous lease accounting guidance and is effective for interim and annual periods beginning after December 15, 2018. The Company adopted the new guidance as of January 1, 2019 using the modified retrospective adoption method in which it did not restate prior periods. The Company has elected the transition relief package of practical expedients permitted within Topic 842. Accordingly, the Company has not reassessed the classification of its existing leases as the transition date, whether existing contracts at the transition date contain a lease, or whether unamortized initial direct costs before the transition adjustments would have met the definition of initial direct costs at lease commencement. The Company does not allocate consideration in its leases to lease and non-lease components and does not record leases on its balance sheet with terms of 12 months or less.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 will change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of ASU 2016-13 will have on the Company’s financial position and results of operations.

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

Financial instruments measured at fair value as of June 30, 2019 and December 31, 2018 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance	Level 1	Level 2	Level 3
June 30, 2019
Cash and money market funds	$70,954	$70,954	$—	$—
December 31, 2018
Cash and money market funds	$107,776	$107,776	$—	$—

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

The amounts in the table below were excluded from the calculation of net loss per share, due to their anti-dilutive effect:

	June 30,
	2019	2018
Warrants	414,365	—
Unvested restricted stock units	2,590,700	1,088,689
Outstanding stock options	6,865,136	7,149,909
Totals	9,870,201	8,238,598

5. Inventories

Inventory consisted of the following:

(in thousands)	As of June 30, 2019	As of December 31, 2018
Work in progress	$115	$655
Finished goods	2,849	93
Total inventory	$2,964	$748

There were no charges related to excess inventory for the three and six months ended June 30, 2019.

6.  Significant Agreements and Contracts

License Agreements

Harvard University

In August 2006, the Company entered into a license agreement for certain intellectual property with Harvard. Under the license agreement, as of June 30, 2019, the Company has paid Harvard an aggregate of $16.4 million in upfront license fees, sublicense fees and development milestone payments for the licensed Harvard technology, and has issued 31,379 shares of common stock to Harvard.

For each product covered by the license agreement, the Company is obligated to make certain payments totaling up to approximately $15.1 million upon achievement of certain development and regulatory milestones and to pay additional royalties on net sales of such product. The Company is also obligated to make certain payments to Harvard based on amounts received under its license agreement with Everest Medicines Limited. During the three months ended June 30, 2019 and June 30, 2018, the Company paid Harvard $0.6 million and $1.9 million, respectively, related to the Everest Medicines license agreement. During the three months ended June 30, 2019 the Company did not pay Harvard any regulatory milestones. During the three months ended June 30, 2018, the Company paid Harvard $3.0 million in regulatory milestone payments.

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

Under the terms of the Everest License Agreement, the Company received from Everest Medicines an upfront cash payment of $7.0 million in the first quarter of 2018 and a cash payment of $2.5 million related to Everest Medicines’ submission of an IND with the National Medical Products Administration (formerly CHINA FDA) in June 2018. In the second quarter of 2019, the Company received a cash payment of $3.0 million related to Everest Medicine’s initiation of a Phase 3 clinical trial.

The Company is eligible to receive up to an aggregate of $11.0 million in future clinical development and regulatory milestone payments and up to an aggregate of $20.0 million in sales milestone payments. There can be no guarantee that any such milestones or sales thresholds will in fact be met. The Company is obligated to make certain payments to Harvard based on amounts received from Everest Medicines under the Everest License Agreement pursuant to the existing license agreement by and between Harvard and the Company.

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

In addition, on July 29, 2019, the Company amended its original agreement with Everest Medicines to extend Everest Medicines’ exclusive license to develop and commercialize Xerava to the jurisdictions of the Malaysian Federation, the Kingdom of Thailand, the Republic of Indonesia, the Socialist Republic of Vietnam and the Republic of the Philippines. Under the terms of this amendment, the Company will receive from Everest Medicines an upfront, nonrefundable cash payment of $2.0 million within 30 days of the effective date of the amendment. As with the other milestones discussed above, the Company is obligated to make certain payments to Harvard based on amounts received from Everest under this amendment pursuant to the existing license agreement by and between Harvard and the Company.

Under the terms and conditions of the Everest License Agreement, Everest Medicines will be solely responsible for the development and commercialization of licensed products in the Territory. The Company agreed to manufacture clinical material, which will be paid by Everest Medicines at the Company’s cost, as well as commercial supply, which will be paid by Everest at cost plus a reasonable margin.

In evaluating the recognition of revenue under the Everest License Agreement, the Company identified the following three performance obligations under the Agreement: (i) exclusive license to develop and commercialize eravacycline for the treatment of cIAI and other potential, future indications, in the Territory, (ii) provision of information and technical assistance related to the know-how transfer for the development of eravacycline; and (iii) provision of clinical supply to Everest Medicines.

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

The Company satisfied no performance obligations during the three months ended June 30, 2019, and therefore recognized no revenue.

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

Finorga SAS Commercial Supply Agreement

In October 2017, the Company and Finorga SAS, or Novasep, entered into a commercial supply agreement. Under the agreement, Novasep will, pursuant to accepted purchase orders entered into under the agreement, manufacture for commercial supply the active pharmaceutical ingredient for eravacycline. This agreement has an initial term ending October 16, 2022, and will automatically renew after the initial term, unless either party gives notice of its intention to terminate at least 18 months prior to the end of the then current term. The Company may terminate the Novasep agreement upon 30 days’ prior written notice under certain circumstances.

Government Grant and Contracts

BARDA Contract for Eravacycline

The Company received funding for the development of Xerava under an award from BARDA, an agency of the U.S. Department of Health and Human Services. In January 2012, BARDA awarded a five-year contract, which has since been extended, that provides for up to a total of $67.3 million in funding for the development, manufacturing and clinical evaluation of eravacycline for the treatment of disease caused by bacterial biothreat pathogens (or BARDA Contract). The funding under the BARDA Contract is also being used for the development, manufacturing and clinical evaluation of Xerava to treat certain infections caused by life-threatening MDR bacteria.

In connection with the BARDA Contract, in February 2012, the Company entered into a cost-plus-fixed-fee subcontract with CUBRC, an independent, not for profit, research corporation that specializes in U.S. government-based contracts, which is also the direct recipient of the BARDA Contract. This subcontract, which currently expires on December 31, 2019, granted the Company initial funding of up to approximately $41.3 million, reflecting the portion of the BARDA Contract funding that could be paid to the Company for its activities.

The BARDA Contract and the Company’s subcontract with CUBRC under the BARDA Contract have terms which currently expire on December 31, 2019, BARDA is entitled to terminate the project for convenience at any time and is not obligated to provide continued funding beyond current-year amounts from congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to the Company. Committed funding from CUBRC under the Company’s BARDA subcontract is for up to approximately $41.3 million through December 31, 2019, the current contract end date, as a result of the exercise of several options by BARDA under the BARDA Contract. Total funds of $39.9 million had been received by the Company through June 30, 2019 under this contract. During the three months ended June 30, 2019 and 2018, the Company recognized revenue of $0.1 million and $0.6 million, respectively, from the Company’s subcontract under the BARDA Contract. During the six months ended June 30, 2019 and 2018, the Company recognized revenue of $0.6 million and $1.0 million, respectively, from the Company’s subcontract under the BARDA Contract.

NIAID Grant and Contract for TP-271

The Company received funding for its phase 1 compound TP-271 from NIAID for the development, manufacturing and clinical evaluation of TP-271 for respiratory diseases caused by biothreat and antibiotic-resistant public health pathogens, as well as bacterial pathogens associated with community-acquired pneumonia:

•	The NIAID Contract awarded in September 2011 provided up to a total of approximately $35.8 million and expired on March 31, 2019.

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

The NIAID Contract and the Company’s subcontract with CUBRC under the NIAID Contract expired on March 31, 2019. As of June 30, 2019, the Company received $16.1 million.

During the three months ended June 30, 2019 the Company recognized no revenue under the NIAID Contract compared to $0.9 million for the three months ended June 30, 2018, as the contract expired on March 31, 2019. During the six months ended June 30, 2019 and 2018, the Company recognized revenue of $0.1 million and $1.6 million, respectively, from the Company’s subcontract under the NIAID Contract.

CARB-X Award for TP-6076

In March 2017, Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) selected the Company to receive up to $4.0 million in research funding over eighteen months for TP-6076. In connection with this funding, the Company entered into a cost reimbursement Sub-Award Agreement, or the Sub-Award Agreement, with the Trustees of Boston University, the administrator of the program. The Company began recognizing revenue from the Sub-Award Agreement in April 2017. During the three months ended June 30, 2019 and 2018, the Company recognized revenue of $0.2 million and $0.6 million, respectively, under this Sub-Award Agreement. During the six months ended June 30, 2019 and 2018, the Company recognized revenue of $0.5 million and $1.4 million, respectively, under this Sub-Award Agreement. This Sub-Award Agreement expired on June 30, 2019.

7.  Accrued Expenses

Accrued expenses at June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Salaries and benefits	$4,485	$3,801
Drug supply and development	3,476	3,901
Professional fees	1,148	1,178
Commercial	950	910
Royalties and license payments	58	617
Other	1,704	1,354
Total	$11,821	$11,761

8.  Stock-Based Compensation

In January 2019, the number of shares available for issuance under the Tetraphase Pharmaceuticals, Inc. 2013 Stock Incentive Plan, as amended, or 2013 Plan, was increased by approximately 2.1 million shares as a result of the automatic increase provision of the 2013 Plan. As of June 30, 2019, the total number of shares of common stock available for issuance under the 2013 Plan was approximately 1.2 million.

Stock-Based Compensation Expense

During the three and six months ended June 30, 2019 and 2018, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Research and development	$490	$1,586	$1,473	$2,946
General and administrative	1,219	1,806	2,959	3,418
Total	$1,709	$3,392	$4,432	$6,364

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock options	$1,588	$2,799	$3,565	$5,586
Restricted stock units	105	557	830	726
Employee stock purchase plan	16	36	37	52
Total	$1,709	$3,392	$4,432	$6,364

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2019:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2018	7,322,436	$11.16
Granted	174,000	$0.92
Forfeited	(631,300)	$5.56
Outstanding at June 30, 2019	6,865,136	$11.41
Exercisable at June 30, 2019	4,566,451	$14.54

As of June 30, 2019, there was $7.6 million of total unrecognized stock-based compensation cost related to employee unvested stock options granted under the 2013 Plan. The Company expects to recognize that cost over a remaining weighted-average period of 2.1 years.

Restricted Stock Units and Performance Stock Units

In January 2019 the Company awarded 2,297,950 restricted stock units, or RSU’s, to employees. These RSU’s vest in annual increments over two to three years, subject to continued employment with the Company and had a grant date fair value of $1.39 per share which was the closing price of the Company’s common stock on the date of grant. In connection with the restructuring in June 2019 (see Note 12), the Company modified certain RSUs.

In January 2019 the Company issued to certain employees 265,000 performance stock units, or PSU’s, which vest based on service and performance conditions. The number of units represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0%-150% of the target number. None of these awards vested as of June 30, 2019. Vesting of these awards is contingent on the occurrence of certain milestone events and fulfillment of any remaining service condition. As a result, the related compensation cost is recognized as an expense when achievement of the milestone is considered probable over the remaining requisite service period.

The following table summarizes the RSU and PSU activity for the six months ended June 30, 2019:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2018	1,080,440	$4.21
Awarded	2,562,950	$1.25
Forfeited	(468,705)	$1.88
Vested/Released	(583,985)	$3.57
Unvested at June 30, 2019	2,590,700	$1.38

As of June 30, 2019, there was total unrecognized stock-based expense of $1.8 million related to RSU’s and $0.1 million related to PSU’s. The expense is expected to be recognized over a weighted-average period of 1.4 years.

Employee stock purchase plan

Under the Company’s 2014 Employee Stock Purchase Plan, as amended, or 2014 ESPP, an aggregate of 600,000 shares of common stock have been reserved for issuance pursuant to purchase rights granted to the Company’s employees. As of June 30, 2019, 300,000 shares remained available for issuance. During the six months ended June 30, 2019 and 2018 the Company issued 52,733 and 32,045 shares of common stock, respectively and recognized approximately $37,000 and $52,000 in related stock-based compensation expense, respectively.

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

As of June 30, 2019, the Company had sold an aggregate of 6,110,446 shares of common stock under the Sales Agreement, at an average selling price of approximately $6.49 per share for aggregate gross proceeds of $39.6 million and net proceeds of $38.2 million after deducting sales commissions and offering expenses. As of August 6, 2019, $40.4 million of common stock remained available to be sold under the Amended Sales Agreement.

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

Borrowings under all three loan facilities bear interest at a floating per annum rate equal to the 1 Month LIBOR Rate plus 7.25%. The Company is permitted to make interest-only payments on the initial $30.0 million Term A loan for the fifteen (15) months following the funding date. The interest-only period can be extended by an additional nine (9) months subject to certain conditions being met, including a 12-month trailing product revenue milestone of $8.5 million by December 31, 2019; and by an additional six (6) months if the Company has met certain other conditions, including a 6-month trailing product revenue milestone of $14.0 million by September 30, 2020 and raising $50.0 million in new capital. The term of the combined facility will be 54 months, with repayment paid in equal monthly installments commencing at the end of the resulting interest-only period as outlined above through the end of the 54-month term.

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

The Loan Agreement was amended in March 2019 for the primary purpose of adding a newly opened operating bank account to the agreement as collateral.

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

The Company recorded interest expense related to the loan facility of $1.0 and $1.9 million and for the three and six months ended June 30, 2019, respectively. The fair value of the loan at June 30, 2019 approximates its face amount given the close proximity of execution to June 30, 2019.

The Company evaluated the accounting for the Loan Agreement and identified an embedded derivative related to repayment upon default, which it evaluated and deemed immaterial. The Company will reassess this conclusion at each reporting period.

Future principal debt payments on the loan payable are as follows (in thousands):

June 30, 2019
2019	$—
2020	8,462
2021	9,231
2022	9,231
2023	3,076
Total principal payments	30,000
Final fee due at maturity in 2023	1,200
Total principal and final fee payments	31,200
Unamortized debt issuance costs and final fee	(2,452)
Total loan obligation	28,748
Less current portion	(3,846)
Loan Payable, long term	$24,902

11. Commitments and Contingencies

Operating Leases

The Company’s leases consist of office equipment and office and laboratory space in Watertown, MA. On March 24, 2015, the Company amended its existing operating lease to expand its existing premises by an additional 13,711 square feet, and on June 18, 2015, the Company amended its existing operating lease to expand its existing premises by an additional 7,828 square feet, resulting in a total of 37,438 square feet of office and laboratory space.

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

The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
Operating lease cost	$474	$949
Variable lease cost	283	579
Total lease cost	$757	$1,528

Weighted-average remaining lease term (years)	3.40	3.40
Weighted-average discount rate	9.25%	9.25%

Cash paid for amounts included in the measurement of the lease liabilities were $0.5 million and $0.9 million for the three and six months ended June 30, 2019, respectively.

As of June 30, 2019, the Company’s operating lease liabilities were as follows (in thousands):

Years Ending December 31,
2019	$927
2020	1,916
2021	1,950
2022	1,785
Thereafter	—
Less: Imputed interest	(892)
Present value of lease payments	$5,686

Disclosures related to periods prior to adoption of the New Lease Standard

The Company recorded $1.4 million and $1.4 million in rent expense for the years ended December 31, 2018 and 2017, respectively.

12. Corporate Restructuring Charges

On June 10, 2019, the Company announced a restructuring of its organization, including a 20% reduction in headcount, designed to focus its cash resources on commercializing Xerava. This reorganization included the elimination of its internal research function and an exploration of out-licensing opportunities for all of its pipeline of early-stage antibiotics and oncology product candidates. The Company expects the total costs associated with the restructuring to be $2.4 million, of which the Company incurred $2.4 million during the three months ended June 30, 2019. The Company expects the restructuring liability to be paid by the third quarter of 2020. The restructuring charges consist primarily of severance and benefit costs and asset impairment costs, offset in part by stock-based compensation adjustments associated with award modifications.

The restructuring charges recorded during the three months ended June 30, 2019 and the related liability balance as of June 30, 2019 for each major type of cost associated with this restructuring plan are as follows:

	Restructuring Expense	Cash payments	Non-cash expense	Restructuring Liability at June 30, 2019
Employee severance, benefits and related costs	$2,130	$(372)	$—	$1,758
Asset impairments	334	-	(334)	-
Compensation expense	(97)	-	97	-
	$2,367	$(372)	$(237)	$1,758

13. Subsequent Events

On July 29, 2019, the Company amended its agreement with Everest Medicines to extend Everest Medicines’ exclusive license to develop and commercialize Xerava to the jurisdictions of the Malaysian Federation, the Kingdom of Thailand, the Republic of Indonesia, the Socialist Republic of Vietnam and the Republic of the Philippines.

Under the terms of this amendment, the Company will receive from Everest Medicines an upfront, nonrefundable cash payment of $2.0 million within 30 days of the effective date of the amendment. The Company is obligated to make certain payments to Harvard based on amounts received from Everest under this amendment pursuant to the existing license agreement by and between Harvard and the Company.

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

Overview

We are a biopharmaceutical company using our proprietary chemistry technology to develop and commercialize novel tetracyclines for serious and life-threatening conditions, including bacterial infections caused by many multidrug-resistant, or MDR, bacteria. There is a medical need for new antibiotics as resistance to existing antibiotics increases. Our commercial product, XeravaTM (eravacycline), a fully synthetic fluorocycline, is an intravenous, or IV, antibiotic that is approved for use as a first-line empiric monotherapy for the treatment of MDR infections, including those found in complicated intra-abdominal infections, or cIAI.

On August 27, 2018, the United States Food and Drug Administration, or FDA, approved Xerava for the treatment of cIAI in adults. Approval of Xerava was based on our IGNITE (Investigating Gram-Negative Infections Treated with Eravacycline) phase 3 program. In the first pivotal phase 3 trial in the IGNITE program in patients with cIAI, twice-daily IV Xerava met the primary endpoint by demonstrating statistical non-inferiority of clinical response compared to ertapenem, a carbapenem and a standard of care treatment for cIAI, and was well-tolerated. We refer to this trial as IGNITE1. In our other pivotal phase 3 clinical trial of Xerava in patients with cIAI, twice-daily IV Xerava met the primary endpoint by demonstrating statistical non-inferiority of clinical response compared to meropenem, another standard of care treatment, and was well-tolerated. We refer to this trial as IGNITE4. In both IGNITE1 and IGNITE4, Xerava achieved high clinical cure rates in patients with poly-microbial infections (Gram-negative, Gram-positive and anaerobic infections), including resistant isolates.

In October 2018, we commenced sales of Xerava in the United States. We are commercializing Xerava in the United States using small, targeted commercial and medical affairs groups to build and promote access to Xerava. As of June 30, 2019, we have approximately 35 sales representatives, five regional business directors, three strategic market access executives and approximately 10 medical affairs personnel in the field supporting Xerava in the United States.

On September 20, 2018, based on the results of the IGNITE phase 3 clinical program, the European Commission, or EC, granted marketing authorization for Xerava for the treatment of cIAI in adults in all 28 countries of the European Union, or EU, plus Norway, Iceland and Liechtenstein. In February 2018 we entered into a license agreement with Everest Medicines Limited, or Everest Medicines, which was amended in July 2019, granting Everest Medicines commercialization rights to eravacycline in China and other Asian territories. In June 2018, Everest Medicines submitted an IND to the National Medical Products Administration (formerly CHINA FDA) for a phase 3 clinical trial of eravacycline in cIAI. Everest Medicines began enrolling patients in this phase 3 clinical trial in the second quarter of 2019.

We believe that the ability of Xerava to cover MDR Gram-negative bacteria, as well as MDR Gram-positive, anaerobic and atypical bacteria, may enable Xerava to become the drug of choice for first-line empiric treatment of patients with cIAI. Xerava has demonstrated the ability to cover a wide variety of MDR Gram-negative bacteria, including MDR Klebsiella pneumoniae and MDR Acinetobacter in in vitro studies. Multidrug-resistant Klebsiella pneumoniae is one of the carbapenem-resistant Enterobacteriaceae (or CREs) listed as an urgent threat and MDR Acinetobacter is listed as a serious threat by the Centers for Disease Control and Prevention in a September 2013 report. They are also listed as “Priority 1; Critical Pathogens” in the World Health Organization’s priority pathogens list for R&D, published in February 2017. CREs were a confirmed area of great concern by the World Health Organization in an April 2014 global surveillance report. Gram-negative bacteria that are resistant to multiple available antibiotics are increasingly common and a growing threat to public health.

In addition to Xerava we have also developed other fluorocycline antibiotic compounds, TP-6076 and TP-271, and a tetracycline for the treatment of acute myeloid leukemia, or AML, TP-2846. We developed TP-6076, a fully-synthetic fluorocycline derivative, as a lead candidate under our second-generation program to target unmet medical needs, including MDR Gram-negative bacteria such as carbapenem-resistant Enterobacteriaceae and carbapenem-resistant Acinetobacter baumanii. To date, we have conducted phase 1 single-ascending and multiple-ascending dose studies evaluating the safety, tolerability and pharmacokinetics of IV TP-6076 in healthy volunteers. We also conducted a Phase 1 study to assess the bronchopulmonary disposition, pharmacokinetics, and safety of TP-6076 in healthy volunteers. TP-271 is a fully-synthetic fluorocycline that we developed for respiratory disease caused by bacterial biothreat and antibiotic-resistant public health pathogens, as well as bacterial pathogens associated with community-acquired pneumonia. To date, we have completed single- and multiple-ascending dose trials for the IV and oral formulations of TP-271. We have recently initiated pre-clinical toxicology studies in TP-2846 and intend to file an investigational new drug application, or IND, with the FDA for TP-2846. We are seeking to out-license each of these product candidates.

On June 10, 2019, we announced a restructuring of our organization, including a 20% reduction in headcount, designed to focus our cash resources on commercializing Xerava primarily in the hospital setting. This reorganization included the elimination of our internal research function and an exploration of out-licensing opportunities for all of our pipeline of early-stage antibiotics and oncology product candidates. The reduction in headcount did not reduce any headcount in the commercial organization. Following the restructuring, over 50% of our full-time employees are commercial and medical affairs personnel. We expect the total costs associated with the restructuring to be $2.4 million, of which we incurred $2.4 million during the three months ended June 30, 2019.

We commenced business operations in July 2006. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary chemistry technology, identifying potential product candidates, undertaking preclinical studies and clinical trials of our product candidates and initiating commercial sales of Xerava. Prior to October 2018, when we commenced sales of Xerava in the United States, we had not generated any product revenues. For the six months ended June 30, 2019, we generated $1.1 million in net product revenues from sales of Xerava. We have financed our operations primarily through public offerings and private placements of our equity securities, debt financings, revenue from United States government grants and contract awards and milestone payments from our licensing agreement. As of June 30, 2019, we had received an aggregate of $589.0 million in net proceeds from the issuance of equity securities and borrowings under debt facilities, an aggregate of $59.9 million from government grants and contracts and an aggregate of $12.5 million from licensing agreement milestone payments. As of June 30, 2019, our principal source of liquidity was cash and cash equivalents, which totaled $71.0 million.

As of June 30, 2019, we had an accumulated deficit of $576.5 million. Our net losses were $22.9 million and $9.5 million for the three months ended June 30, 2019 and 2018, respectively. We expect that our expenses will decrease in 2019 compared with 2018, as the lower costs we expect to incur on our IGNITE clinical program, given its completion in 2018, and our restructuring, will offset increased sales, marketing, distribution and outsourced manufacturing expenses related to the launch of Xerava.

We believe that our existing cash and cash equivalents, our projected revenues from sales of Xerava, and the $2 million up-front payment related to expanded territories we expect to receive from Everest Medicines in August 2019 will be sufficient to fund our operations for at least 12 months, into the middle of the third quarter of 2020. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to fund our operations including ongoing spending to commercialize Xerava. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Moreover, we will need to generate significant revenue to achieve profitability, and we may never do so. Our failure to generate sufficient cash from operations or to raise additional capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

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

Collaboration Revenue

In February 2018, we entered into a license agreement with Everest Medicines, whereby we granted Everest Medicines an exclusive license to develop and commercialize eravacycline, for the treatment of cIAI and other indications, in mainland China, Taiwan, Hong Kong, Macau, South Korea and Singapore. We amended this agreement in July 2019 to extend Everest Medicines’ exclusive license to develop and commercialize Xerava to the jurisdictions of the Malaysian Federation, the Kingdom of Thailand, the Republic of Indonesia, the Socialist Republic of Vietnam and the Republic of the Philippines. Terms of this arrangement include various payment types, including upfront license fees, development, regulatory and commercial milestone payments and payments for clinical supply services. For further discussion of the Everest Medicines collaboration and the related revenue recognition, please see Note 6, Significant Agreements and Contracts and Note 13, Subsequent Events to the consolidated financial statements.

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

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and laboratory supplies, to each program based on the personnel resources allocated to such program. Expenses related to facilities, consulting, travel, conferences, stock-based compensation and depreciation are not allocated to a program and are separately classified as other research and development expenses. The following table summarizes our research and development expenses on a program-specific basis for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Xerava	$2,779	$6,977	$5,075	$18,235
TP-6076	725	350	1,237	893
BARDA Contract	73	588	545	998
CARB-X Award	173	598	474	1,292
NIAID Contract	-	835	88	1,528
Other development programs	1,355	294	2,378	765
Other research and development	3,061	4,728	5,106	8,786
Total research and development expenses	$8,166	$14,370	$14,903	$32,497

Prior to our June 2019 reorganization, research and development activities were central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

As of June 30, 2019, we had incurred an aggregate of $292.9 million in research and development expenses related to the development of Xerava, and $38.3 million in research and development expenses related to the development of Xerava that were funded under the BARDA Contract.

As part of our restructuring, we determined not to engage in product development, including conducting clinical trials of our product candidates. While we intend to seek to out-license all of our pipeline candidates, there are numerous risks and uncertainties associated with product development by a third-party collaborator.

We have licensed our proprietary chemistry technology from Harvard on an exclusive worldwide basis under a license agreement that we entered into in August 2006. Under our license agreement, as of June 30, 2019, we have paid Harvard an aggregate of $16.4 million in up front license fees, sublicense fee and development milestone payments. We have also issued 31,379 shares of our common stock to Harvard under the license agreement. We have also agreed to make payments to Harvard upon the achievement of specified future development and regulatory milestones totaling up to $15.1 million for each licensed product candidate ($12.6 million of which has already been paid with respect to eravacycline), and to pay tiered royalties in the single digits based on annual worldwide net sales, if any, of licensed products, by us, our affiliates and our sublicensees. We are also obligated to pay Harvard a specified share of non-royalty sublicensing revenues that we receive from sublicensees for the grant of sublicenses under the license and to reimburse Harvard for specified patent prosecution and maintenance costs.

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

Other Income (Expense)

Other income (expense) consists primarily of interest income and interest expenses. Interest income consists of interest earned on our cash and cash equivalents. The primary objective of our investment policy is capital preservation. Interest expense consists primarily of interest accrued on our outstanding indebtedness and non-cash interest related to the amortization of debt discount costs associated with our term loan facility with Solar Capital. We expect that our interest expense will increase in future periods due to the term loan being outstanding for a longer period, rising interest rates and in the event of additional tranches becoming available to us over the term of the loan.

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

Our critical accounting policies are those which require the most significant judgments and estimates in the preparation of our consolidated financial statements. We have determined that our most critical accounting policies are those relating to product revenue recognition, collaboration revenue recognition, government contract and grant revenue recognition and equity compensation. There have been no significant changes to our critical accounting policies as described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report, filed on form 10-K with the SEC on March 13, 2019, for the year ended December 31, 2018.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes the results of our operations for the three months ended June 30, 2019 and 2018, together with the changes in those items in dollars:

	Three Months Ended
	June 30,		Increase/
	2019	2018	(decrease)
	(in thousands)
Revenue:
Product revenue, net	$796	$-	796
License and collaboration revenue	-	9,500	(9,500)
Government revenue	277	2,079	(1,802)
Total revenue	1,073	11,579	(10,506)
Operating expenses:
Cost of revenue - product sales	307	-	307
Cost of revenue - intangible asset amortization	99	-	99
Research and development	8,166	14,370	(6,204)
Selling, general and administrative	15,113	7,165	7,948
Total operating expenses	23,685	21,535	2,150
Loss from operations	(22,612)	(9,956)	(12,656)
Other income	250	-	250
Interest income	416	413	3
Interest expense	(975)	-	(975)
Net loss	$(22,921)	$(9,543)	$(13,378)

Product Revenue

We initiated sales of Xerava in the United States on October 15, 2018. For the three months ended June 30, 2019, net sales of Xerava were $0.8 million.

Cost of Revenue

Cost of product revenues was $0.4 million for the three months ended June 30, 2019, consisting primarily of manufacturing and distribution costs for Xerava, Xerava net sales-based royalties and the amortization of the intangible asset associated with certain milestones paid to Harvard related to Xerava, with no corresponding amounts in the previous year. All of our manufacturing costs incurred prior to Xerava’s approval have been expensed in research and development expenses and are not included in cost of revenue. We expect cost of revenue to increase as we deplete these inventories manufactured prior to approval.

License and Collaboration Revenue

We did not realize any license and collaboration revenue during the three months ended June 30, 2019. License and collaboration revenue for the same period in 2018 was $9.5 million, related to the initiation of our agreement with Everest Medicines.

Revenue from U.S. Government Contracts and Grants

The following table sets forth our government contract and grant revenue for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,		Increase/
	2019	2018	(decrease)
	(in thousands)
Revenues
BARDA Contract	$86	$608	$(522)
CARB-X Award	191	613	(422)
NIAID Contract	-	858	(858)
	$277	$2,079	$(1,802)

Government revenue was $0.3 million for the three months ended June 30, 2019 compared to $2.1 million for the three months ended June 30, 2018, a decrease of $1.8 million. This decrease was due to the scope and timing of activities conducted under our subcontract with respect to the CARB-X Award and the BARDA Contract as well as the completion of the NIAID Contract in the first quarter of 2019. Based on current expected duration of these agreements, we expect government revenue to continue to decline.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2019 were $8.2 million compared to $14.4 million for the three months ended June 30, 2018, a decrease of $6.2 million. This decrease was primarily due to a decrease in activity across all of our pipeline programs as compared to prior year and license and milestone payments to Harvard University that occurred in the second quarter of 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2019 were $15.1 million compared to $7.2 million for the three months ended June 30, 2018, an increase of $7.9 million. This increase was primarily due to an increase in commercial related expenses for Xerava.

Other Income (Expense)

Other expense increased by $1.0 million for the three months ended June 30, 2019 and is related to interest expense. Other income increased by $0.3 million related to insurance proceeds.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes the results of our operations for the six months ended June 30, 2019 and 2018, together with the changes in those items in dollars and as a percentage:

	Six Months Ended
	June 30,		Increase/
	2019	2018	(decrease)
	(in thousands)
Revenues
Product revenue, net	$1,137	$-	1,137
License and collaboration revenue	-	9,500	(9,500)
Government revenue	1,209	3,969	(2,760)
Total revenues	2,346	13,469	(11,123)
Operating expenses:
Cost of revenue - product sales	471	-	471
Cost of revenue - intangible asset amortization	197	-	197
Research and development	14,903	32,497	(17,594)
Selling, general and administrative	28,427	12,869	15,558
Total operating expenses	43,998	45,366	(1,368)
Loss from operations	(41,652)	(31,897)	(9,755)
Other income	250	-	250
Interest income	923	778	145
Interest expense	(1,930)	-	(1,930)
Net loss	$(42,409)	$(31,119)	$(11,290)

Product Revenue

We initiated sales of Xerava, in the United States on October 15, 2018. For the six months ended June 30, 2019, net sales of Xerava were $1.1 million.

Cost of Revenue

Cost of product revenues was $0.7 million for the six months ended June 30, 2019, consisting primarily of manufacturing and distribution costs for Xerava, Xerava net sales-based royalties and the amortization of the intangible asset associated with certain milestones paid to Harvard related to Xerava, with no corresponding amounts in the previous year. All of our manufacturing costs incurred prior to Xerava’s approval have been expensed in research and development expenses and are not included in cost of revenue. We expect cost of revenue to increase as we deplete these inventories manufactured prior to approval.

License and Collaboration Revenue

We did not realize any license and collaboration revenue during the six months ended June 30, 2019. License and collaboration revenue for the same period in 2018 was $9.5 million, related to the initiation of our agreement with Everest Medicines.

Revenue from U.S Government Contracts and Grants

The following table sets forth our government contract and grant revenue for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,		Increase/
	2019	2018	(decrease)%
	(in thousands)
Revenues
BARDA Contract	$645	$1,027	$(382)	(37)%
CARB-X Award	469	1,351	(882)	(65)%
NIAID Contract	95	1,591	(1,496)	(94)%
	$1,209	$3,969	$(2,760)	(70)%

Government revenue was $1.2 million for the six months ended June 30, 2019 compared to $4.0 million for the six months ended June 30, 2018, a decrease of $2.8 million. This decrease was due to the scope and timing of activities conducted under our subcontract with respect to the CARB-X Award and the BARDA and NIAID Contracts. Based on current expected duration of these agreements, we expect government revenue to continue to decline.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2019 were $14.9 million compared to $32.5 million for the six months ended June 30, 2018, a decrease of $17.6 million. This decrease was primarily due to lower clinical trial costs associated with the IGNITE Phase 3 clinicals trials, which concluded in the first quarter of 2018 and license and milestone payments to Harvard University that occurred in the first and second quarter of 2018. As a result of the restructuring we announced in June 2019, we expect future research and development costs to decrease significantly.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2019 were $28.4 million compared to $12.9 million for the six months ended June 30, 2018, an increase of $15.6 million. This increase was primarily due to an increase in commercial related expenses for Xerava.

Other Income (Expense)

Other expense increased by $1.8 million for the six months ended June 30, 2019 and is related to interest expense. Other income increased by $0.3 million related to insurance proceeds.

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

As of June 30, 2019, we had cash and cash equivalents of approximately $71.0 million. We invest cash in excess of immediate requirements in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of June 30, 2019, our funds were all held in cash and money market funds.

On January 17, 2017, we entered into a Controlled Equity Offering Sales Agreement, or sales agreement, with Cantor Fitzgerald & Co., or Cantor, as sales agent. On July 7, 2017, we entered into an amendment to the sales agreement, or the amended sales agreement. In accordance with the terms of the amended sales agreement, we may offer and sell through Cantor, from time to time, shares of our common stock up to an aggregate offering price of $80,000,000 through an “at-the-market” offering program. As of June 30, 2019, we had sold an aggregate of 6,110,446 shares under the agreement at an average price of $6.49 per share and we had received aggregate cash proceeds of $38.2 million, after deducting sales commissions and offering expenses. Under the amended sales agreement, Cantor may sell shares of our common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Select Market or on any other existing trading market for our common stock. We are not obligated to make any sales of shares of our common stock under the amended sales agreement. We or Cantor may suspend or terminate the offering of shares of our common stock upon notice to the other party and subject to other conditions. We will pay Cantor a commission rate equal to 3.0% of the gross proceeds per share sold.

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

Borrowings under all three loan facilities bear interest at a floating per annum rate equal to the one Month LIBOR Rate plus 7.25%. We are permitted to make interest-only payments on the initial $30.0 million Term A loan for the fifteen (15) months following the funding date. The interest-only period can be extended by an additional nine (9) months subject to certain conditions being met, including a 12-month trailing product revenue milestone of $8.5 million by December 31, 2019; and by an additional six (6) months if we have met certain other conditions, including a 6-month trailing product revenue milestone of $14.0 million by September 30, 2020 and raising $50.0 million in new capital. The term of the combined facility will be 54 months, with repayment paid in equal monthly installments commencing at the end of the resulting interest-only period as outlined above through the end of the 54-month term.

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

On June 24, 2019, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusions on the Nasdaq Global Select Market, referred to as the minimum bid price rule. In accordance with Nasdaq Listing Rules, we have an initial period of 180 calendar days or until December 23, 2019, to regain compliance with the minimum bid price rule. If, at any time before December 23, 2019, the bid price for our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days, the Nasdaq Listing Qualifications Department staff will provide written notification to us that we are in compliance with the minimum bid price rule, unless the staff exercises its discretion to extend this 10-day period pursuant to the Nasdaq Listing Rules. If we do not regain compliance with the minimum bid price rule by December 23, 2019, we may also be eligible for an additional 180 calendar day compliance period, subject to our ability to transfer the listing of our common stock to the Nasdaq Capital market.

We intend to seek stockholder approval of an amendment to our restated certificate of incorporation to effect a reverse stock split as a potential measure to regain compliance with the minimum bid price rule. If we are unable to regain compliance with the minimum bid price rule within the prescribed period, our common stock may be delisted, subject to certain appeal rights. If our common stock is delisted, our ability to raise additional capital or to enter into strategic transitions could be adversely affected.

The following table summarizes our sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Cash Flows from Operations:
Net cash used in operating activities	$(36,755)	$(30,196)
Net cash used in investing activities	(106)	(88)
Net cash provided by financing activities	39	5,075
Net (decrease) increase in cash and cash equivalents	$(36,822)	$(25,209)

Cash Flows from Operating Activities. The $6.6 million increase in cash used in operating activities for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was primarily due to increased operating expenses that related to commercialization of Xerava offset by decreased spending on IGNITE clinical trials and Harvard license payments.

Cash Flows from Investing Activities. The $18,000 increase in cash used in investing activities for the six months ended June 30, 2019, compared to the six months ended June 30, 2018 was due to an increase in purchases of equipment related to our research and development activities

Cash Flows from Financing Activities. The $5.0 million decrease in cash provided by financing activities was due to no ATM activity for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Operating Capital Requirements

We expect to incur significant operating losses for at least the next several years as we commercialize Xerava, satisfy our obligations under our license agreement with Harvard and meet our obligations under our debt facility with Solar Capital.

We believe that our existing cash and cash equivalents, our projected revenues from sales of Xerava, and the $2.0 million up-front payment related to expanded territories we expect to receive from Everest Medicines in August 2019 will be sufficient to fund our operations for at least 12 months, into the middle of the third quarter of 2020. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to fund our operations including ongoing spending to commercialize Xerava.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products and the variable nature of the interest-only period and funds accessibility under our debt facility with Solar Capital, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	revenue received from commercial sales of Xerava;
•

our ability to enter into collaborations, licensing, marketing, distribution or other arrangements with respect to Xerava and our product candidates, and the terms and timing of any such arrangements into which we enter;

•	our ability to remain in compliance with our obligations under, and access the remaining $45.0 million potentially available to us under, the Loan Agreement with the Lenders;
•	the timing and costs of manufacturing and other activities in connection with the commercialization of Xerava;
•

the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including milestone and royalty payments and patent prosecution fees that we are obligated to pay to Harvard and other licenses under license agreements to which we may be a party;

•	the costs of maintaining and protecting our intellectual property rights and defending against intellectual property related claims; and
•	the extent to which we in-license or acquire other products and technologies.

We expect that we will need to obtain substantial additional funding in order to successfully commercialize Xerava. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, additional debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we are unable to raise capital when needed or on attractive terms or if our product revenue does not meet our current projections, we could be forced to significantly delay, scale back or discontinue the commercialization of Xerava or reduce other expenditures, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to Xerava and our other product candidates.

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

No disclosure required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and senior vice president, finance, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and senior vice president, finance concluded that as of June 30, 2019, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this quarterly report on Form 10-Q was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The certifications of our principal executive officer and principal financial officer attached as Exhibits 31.1 and 31.2 to this report include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934 during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

part ii – other information

Item 1. Legal Proceedings

In July 2018, a purported securities class action lawsuit was filed against us, our chief executive officer, our chief scientific officer and the underwriters of our July 2017 public offering, in the United States District Court for the Southern District of New York. The complaint is brought on behalf of an alleged class of those who purchased our securities pursuant and/or traceable to our July and August 2017 public offering and those who purchased our securities between March 8, 2017 and February 13, 2018. The complaint purports to allege claims arising under Sections 10 and 20 of the Exchange Act of 1934, as amended, and Sections 11 and 15 of the Securities Act of 1933, as amended. The complaint generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning IGNITE3. The complaint seeks, among other relief, unspecified compensatory damages, attorneys’ fees, and costs. In May 2019, the United States District Court for the Southern District of New York granted the defendants motion to transfer the matter to the United States District Court for the District of Massachusetts. In August 2019, the United States District Court for the District of Massachusetts granted an unopposed motion for the appointment of a lead plaintiff. We believe we have valid defenses against these claims, and will engage in a vigorous defense of such litigation.

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

We have incurred annual net operating losses in every year since our inception. Our net loss was $42.4 million for the six months ended June 30, 2019, $72.2 million for the year ended December 31, 2018 and $114.8 million for the year ended December 31, 2017. As of June 30, 2019, we had an accumulated deficit of $576.5 million. Prior to October 2018, when we commenced sales of Xerava in the United States, we had not generated any product revenues. For the six months ended June 30, 2019, we generated $1.1 million in net product revenues from sales of Xerava. We have financed our operations primarily through the public offerings and private placements of our equity securities, debt financings, revenue from United States government grants and contract awards and milestone payments from our licensing agreement.

In the third quarter of 2018, we received marketing approval in the United States and in Europe for Xerava for the treatment of complicated intra-abdominal infections, or cIAI. Prior to the marketing approval of Xerava we had devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development. In June 2019, we determined to devote all of our financial resources and efforts to supporting the ongoing commercialization of Xerava and announced a restructuring of our organization, including a 20% reduction in headcount, designed to focus our cash resources on commercializing Xerava primarily in the hospital setting. As a result of the restructuring, we have eliminated our internal research function and are exploring out-licensing opportunities for our pipeline of early-stage antibiotics and oncology product candidates.

Notwithstanding the initiation of sales of Xerava and our June 2019 restructuring, we expect to continue to incur significant expenses and operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

We expect that our expenses will decrease in 2019 compared with 2018, as the lower costs that we have incurred on our IGNITE (Investigating Gram-Negative Infections with Eravacycline) clinical program in 2019, given its completion in 2018, will offset increased sales, marketing, distribution and outsourced manufacturing expenses related to the launch of Xerava and charges associated with our June 2019 restructuring. Our expenses could increase if and as we:

•	maintain, expand and protect our intellectual property portfolio; and
•	in-license or acquire other products and technologies.

Our ability to become and remain profitable depends on our ability to generate revenue. Notwithstanding marketing approval of Xerava in the United States and Europe, we have not commenced sales of Xerava in Europe and do not expect to generate significant revenue from Xerava sales in the United States in the near future. The successful commercialization of Xerava will require us to be effective in a range of challenging activities, including:

•	establishing and maintaining sales, marketing and distribution capabilities to effectively market, sell and be reimbursed for Xerava;
•	contracting for the manufacture of sufficient commercial quantities of Xerava; and
•	protecting and maintaining our rights to our intellectual property portfolio related to Xerava.

Because of the numerous risks and uncertainties associated with pharmaceutical product commercialization, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability.

We may be unable to successfully commercialize Xerava and, even if we do, we may never achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business or continue our operations. A decline in the value of our company could cause our stockholders to lose all or part of their investment in us.

We expect that we will need additional funding to commercialize Xerava. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We believe that our existing cash and cash equivalents, our projected revenues from sales of Xerava, and the $2.0 million up-front payment related to expanded territories we expect to receive from Everest Medicines in August 2019 will be sufficient to fund our operations for at least 12 months, into the middle of the third quarter of 2020. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to fund our expenses after that time.

This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control.

Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, although we are exploring out-licensing opportunities for our pipeline of early-stage antibiotics and oncology product candidates, there can be no assurance that we will be able to out-license these on a timely basis or on terms that are favorable to us, or at all. Our failure to raise capital through financing or a license of our pipeline as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

In addition, if we are unable to raise capital, we may instead determine to dissolve and liquidate our assets or seek protection under the bankruptcy laws. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

Our future funding requirements, both short-term and long-term, will depend on many factors, including:

•	revenue received from commercial sales of Xerava;
•

our ability to enter into collaborations, licensing, marketing, distribution or other arrangements with respect to Xerava and our product candidates, and the terms and timing of any such arrangements into which we enter;

•

our ability to remain in compliance with our obligations under, and access the remaining $45.0 million potentially available to us under, our Loan and Security Agreement, or the Loan Agreement, with Solar Capital Ltd., or Solar Capital, as collateral agent and lender and the other lenders named therein, collectively the Lenders, dated November 2, 2018, as amended on March 14, 2019.

•	the timing and costs of manufacturing and other activities in connection with the commercialization of Xerava;

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

We began operations in the third quarter of 2006. Our operations to date have been limited to financing and staffing our company, developing our technology and our product candidates, establishing a commercial infrastructure to launch Xerava in the United States and selling Xerava in the United States. We obtained marketing approval for Xerava in the United States and Europe in the third quarter of 2018 and commenced sales of Xerava in the United States in the fourth quarter of 2018. We have not yet demonstrated a long-term ability to conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies.

Currently, our only external committed source of funds is funding under subcontract awarded to us by CUBRC pursuant to a government contract from BARDA. Although the BARDA Contract and the Company subcontract with CUBRC under the BARDA Contract expire by their terms on December 31, 2019, BARDA is also entitled to terminate the project for convenience at any time and is not obligated to provide continued funding beyond current-year amounts from congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to us. Committed funding from CUBRC under our BARDA subcontract is for up to approximately $41.3 million from the initial contract date through June 30, 2019, of which $39.9 million had been received through June 30, 2019.

Furthermore, we may not be able to access the additional $45.0 million of funding available under the Loan Agreement.

As a result, unless and until we can generate a substantial amount of revenue from Xerava, we expect to finance our future cash needs through public or private equity offerings, debt financings or collaborations and licensing arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interest of our stockholders may be materially diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect their rights. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific corporate actions, such as incurring additional debt, merging with or acquiring another entity, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing additional financing would require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the commercialization of Xerava.

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

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Loan Agreement or otherwise in an amount sufficient to enable us to repay our indebtedness or fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before its maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms, on a timely basis or at all. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Failure to satisfy our current and future debt obligations, either because we cannot make scheduled payments on our debt or because we cannot comply with the restrictive covenants under the Loan Agreement, which could result in an event of default and, as a result, the Lenders could accelerate all of the amounts due. In the event of an acceleration of amounts due under the Loan Agreement as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness. In addition, the Lenders could seek to enforce their security interests in the assets securing such indebtedness.

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

The Loan Agreement imposes operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, our ability and the ability of any future subsidiary to, among other things:

•	invest in our subsidiaries and make other investments;
•	dispose of certain assets;
•	change our lines of business;
•	engage in mergers or consolidations;
•	incur additional indebtedness;
•	create liens on assets;
•	pay dividends and make distributions or repurchase our capital stock;

•	amend our material agreements;
•	permit our qualified cash subject to a control account in favor of the Lenders to be below $10 million plus the amount (if any) of accounts payable aged over 90 days; and
•	engage in certain transactions with affiliates.

The restrictions contained in the Loan Agreement could limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or could otherwise restrict our business and growth strategies, which could materially adversely affect our business, financial condition and operating results. We may not be able to comply with the minimum liquidity covenant or the covenant not to deliver a qualified opinion on our financial statements.

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

We have invested a significant portion of our efforts and financial resources in the development of Xerava for use as a first-line empiric monotherapy for the treatment of multidrug-resistant, or MDR, infections. We obtained marketing approval for Xerava for the treatment of cIAI in the United States and in Europe in the third quarter of 2018. Our prospects are substantially dependent on our ability to successfully commercialize Xerava for the treatment of cIAI. The success of Xerava will depend on several factors, including the following:

•	successful commercial launch of Xerava in the United States;
•	acceptance of Xerava by the medical community, patients and third-party payors;
•	obtainment and maintenance of patent and trade secret protection and regulatory exclusivity;
•	protection of our rights in our intellectual property portfolio;
•	successful manufacturing of Xerava;
•	favorable results of any additional clinical trials involving Xerava that we or others may conduct;
•	competition with other therapies; and
•	a continued acceptable safety profile of Xerava.

If we are unable to successfully commercialize Xerava for the treatment of cIAI our business could be materially harmed.

Xerava or any additional product candidate of ours that a future collaborator develops and commercializes may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success and the market opportunity for Xerava or the additional product candidates may be smaller than we estimated.

Prior to Xerava, we had never commercialized a product candidate for any indication, and we do not plan to commercialize any additional product candidates. Efforts to educate the medical community and third-party payors on the benefits of Xerava may require significant resources and may not be successful. If Xerava does not achieve an adequate level of market acceptance, we may not generate significant product revenues. Therefore, we may not become profitable. If any additional product candidate of ours that a future collaborator develops does not achieve market acceptance, the amounts we could receive under the licensing or collaboration agreement could be limited. We are exploring the degree of market acceptance of Xerava, or any other product candidate that is approved for commercial sale, will depend on a number of factors, including, but not limited to:

•	the efficacy and safety of the product;
•	the potential advantages of the product compared to alternative treatments, including convenience and ease of administration;
•	the prevalence and severity of any side effects;
•	the clinical indications for which the product is approved;

•	limitations or warnings, including distribution or use restrictions;
•	our ability to offer the product for sale at competitive prices;
•	the willingness of physicians to prescribe the product;
•	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular infections;
•	the strength of marketing and distribution support;
•	the approval of other new products for the same indications;
•	the timing of market introduction of our approved products as well as competitive products;
•	the cost of treatment in relation to alternative treatments;
•	availability and level of coverage and amount of reimbursement from government payors, managed care plans and other third-party payors;
•	the effectiveness of our sales and marketing efforts;
•	adverse publicity about the product or favorable publicity about competitive products; and
•	the development of resistance by bacterial strains to the product.

In addition, the potential market opportunity for Xerava or any product candidate is difficult to estimate. Our estimates of the potential market opportunity for Xerava are predicated on several key assumptions such as industry knowledge, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management, are inherently uncertain and the reasonableness of these assumptions has not been assessed by an independent source. If any of the assumptions proves to be inaccurate, then the actual market for Xerava could be smaller than our estimates of the potential market opportunity. If the actual market for Xerava is smaller than we expect, or if the product fails to achieve an adequate level of acceptance by physicians, health care payors and patients, our product revenue may be limited, and it may be more difficult for us to achieve or maintain profitability.

If we are unable to successfully establish and maintain sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing Xerava.

To achieve commercial success for Xerava, we must develop a successful sales and marketing organization. We have built a commercial organization in the United States and recruited experienced sales, marketing and distribution professionals. If we are unable to successfully operate the sales force and maintain marketing and distribution capabilities, our operating results may be adversely affected.

Factors that may inhibit our efforts to commercialize Xerava on our own include:

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

The development and commercialization of new drug products is highly competitive. Xerava and any product candidate of ours that we license to a third party will face competition from major pharmaceutical companies, specialty pharmaceutical companies, generic manufacturers and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products, or are pursuing the development of product candidates, for the treatment of MDR infections. Competitors may succeed in developing, acquiring or licensing technologies and drug products that are more effective or less costly than Xerava or any of our product candidates that we license to a third party, which could impact the use of Xerava.

There are a variety of available therapies that are generic or marketed for the treatment of cIAI that we would expect would compete with Xerava. The generic agents include piperacillin/tazobactam, imipenem/cilastatin, ertapenem, meropenem, doripenem, ampicillin/sulbactam and tigecycline. The marketed products include Zerbaxa, Recarbrio and Invanz which are marketed by Merck & Co., Inc., Avycaz which is marketed by Allergan, Inc, and Vabomere which is marketed by Melinta Therapeutics, Inc. Many of the available therapies are well established and widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products.

There are also a number of products currently in phase 3 development by third parties to treat MDR infections, including sulopenem, which is being developed by Iterum Therapeutics; azetronam/avibactam being developed by Pfizer, Inc.; and cefiderocol, which is being developed by Shionogi. If these products are approved, they may also compete with Xerava.

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

Even if we are able to commercialize Xerava or a future collaborator is able to commercialize any product candidates that we license to it, the product may become subject to unfavorable pricing regulations, third-party payor coverage and reimbursement policies or healthcare reform initiatives that could harm our business.

Marketing approvals, pricing, coverage and reimbursement for new drug products vary widely by country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we or a future collaborator might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, which may negatively impact the revenues we are able to generate directly or indirectly from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in Xerava and any of our product candidates that are commercialized, even if our product candidates obtain marketing approval.

Our and our future collaborators’ ability to commercialize Xerava or any product candidate of ours that we license to a third party will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government authorities, private health insurers, health maintenance organizations and other third-party payors. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. As a result, government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect the ability to sell Xerava or any such product candidates profitably.

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

We cannot be sure that coverage will be available for Xerava or any of our product candidates that we license to a third party that is commercialized and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

We do not plan to conduct any additional clinical trials of Xerava or any of our product candidates. However, if we determine to resume clinical development of any product candidates or license any product candidates to third parties, we or our collaborators will be subject to the risk that such clinical trials fail to demonstrate safety and efficacy to the satisfaction of the FDA or comparable foreign regulatory authorities or do not otherwise produce favorable results, and we or our collaborators may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidate.

A company is not permitted to commercialize, market, promote, or sell any product candidate in the United States without obtaining marketing approval from the FDA or in other countries without obtaining approvals from comparable foreign regulatory authorities, such as the European Medicines Agency, or EMA, and may never receive such approvals. In addition, the company must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before it will be able to obtain these approvals. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome.

The clinical development of any product candidate is susceptible to the risk of failure inherent at any stage of drug development, including failure to achieve efficacy in a trial or across a broad population of patients, the occurrence of severe adverse events, failure to comply with protocols or applicable regulatory requirements, and determination by the FDA or any comparable foreign regulatory authority that a drug product is not approvable. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Success may not be achieved in any future clinical trial of any product candidate.

In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we believe that the results of clinical trials warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval.

In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. In addition, in the case of clinical trials of antibiotics such as Xerava, results may differ on the basis of the type of bacteria with which patients are infected. We cannot be certain that other clinical trials will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market product candidates.

Numerous unforeseen events may occur during, or as a result of, clinical trials that could delay or prevent us or our collaborators from obtaining regulatory approval for any of our product candidates, including:

•	clinical trials may produce unfavorable or inconclusive results;
•	we or our collaborators may decide, or regulators may require us or our collaborators, to conduct additional clinical trials or abandon product development programs;
•

the number of patients required for clinical trials of our product candidates may be larger than anticipated, enrollment in these clinical trials may be slower than anticipated, or participants may drop out of these clinical trials at a higher rate than anticipated;

•

third-party contractors, including those manufacturing our product candidates or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations in a timely manner, or at all;

•	regulators or institutional review boards may not authorize the commencement of a clinical trial or the conduct of a clinical trial at a prospective trial site;

•

clinical trials may need to be suspended or terminated for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate;

•

regulators or institutional review boards may require that clinical research be suspended or terminated for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of the product candidate;

•

the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we enter into agreement for clinical and commercial supplies;

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials may be insufficient or inadequate; and
•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering clinical data insufficient for approval.

If we or our collaborators are required to conduct additional clinical trials or other testing of any product candidate beyond the contemplated trials and testing or are unable to successfully complete clinical trials or other testing, if the results of these trials or tests are unfavorable or are only modestly favorable or if there are safety concerns associated with our product candidates, we or our collaborators may:

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

Serious adverse events or undesirable side effects or other unexpected properties of Xerava or any product candidate that we license to third parties may be identified during development or after approval, if obtained, that could delay, prevent or cause the withdrawal of the product candidates’ regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if obtained.

Serious adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us or our collaborators, an institutional review board, or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label, the imposition of distribution or use restrictions or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. If any product candidate is associated with serious adverse events or undesirable side effects or have properties that are unexpected, we or our collaborators may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound. In our clinical trials of Xerava, some treatment-related adverse events were reported. The most common treatment-related adverse events observed in clinical trials of Xerava were nausea and emesis. Additional adverse events, undesirable side effects or other unexpected properties could arise or become known either during clinical development or, if approved, after the approved product has been marketed. If such an event occurs during development, trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order the cessation of further development of, or deny approval of, the product candidates. If such an event occurs with respect to Xerava or after an additional product candidate is approved, a number of potentially significant negative consequences may result, including:

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

Any of these events could prevent market acceptance of the affected product or product candidate, if approved, or could substantially increase commercialization costs and expenses, which could delay or prevent us from generating revenues from the sale of our products and harm our business and results of operations.

Product liability lawsuits against us could divert our resources, cause us to incur substantial liabilities and limit commercialization of Xerava.

We face an inherent risk of product liability claims as a result of the commercialization of Xerava. For example, we may be sued if Xerava allegedly causes injury or is found to be otherwise unsuitable during manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Regardless of the merits or eventual outcome, liability claims may result in:

•	reduced resources of our management to pursue our business strategy;
•	decreased demand for Xerava;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	initiation of investigations by regulators;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	significant costs to defend resulting litigation;
•	substantial monetary awards to trial participants or patients;
•	loss of revenue; and
•	the inability to commercialize Xerava.

We maintain general liability insurance of $12 million in the aggregate and clinical trial liability insurance of $10 million in the aggregate for all product candidates, this insurance may not fully cover potential liabilities that we may incur. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. In addition, insurance coverage is becoming increasingly expensive. If we are unable to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of Xerava, which could adversely affect our business, financial condition and results of operations and prospects.

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

Although we are commercializing Xerava ourselves in the United States, we intend to seek to commercialize Xerava outside the United States through collaboration arrangements. For instance, in February 2018, we entered into a license agreement with Everest Medicines under which we granted Everest Medicines an exclusive license to develop and commercialize Xerava for the treatment of cIAI and other indications, in mainland China and several other Asian territories and countries. In addition, we are exploring out-licensing opportunities for our pipeline of early-stage antibiotics and oncology product candidates. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangements other than that with Everest Medicines.

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

We contract with third parties for the manufacture of Xerava for commercialization. This reliance on third parties for manufacturing increases the risk that we will not have sufficient quantities of our product or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently have nor do we plan to build the internal infrastructure or capability to manufacture Xerava or any product candidate for use in the conduct of clinical trials or for commercial supply. We currently rely on and expect to continue to rely on third-party contract manufacturers to manufacture commercial supplies of Xerava. Reliance on third-party manufacturers entails risks, including:

•

delays in the manufacture of our clinical drug supply, registration and validation batches and commercial supply if our third-party manufacturers give greater priority to the supply of other products over Xerava or otherwise do not satisfactorily perform according to the terms of the agreement between us;

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

Third-party manufacturers are required to comply with current Good Manufacturing Processes, or cGMPs, and similar regulatory requirements outside the United States. Facilities used by our third-party manufacturers must be inspected by the FDA after we submit a NDA, and before potential approval of the product candidate. Similar regulations apply to manufacturers of our product candidates for use or sale in foreign countries. We do not control the manufacturing process and are completely dependent on our third-party manufacturers for compliance with the applicable regulatory requirements for the manufacture of our product candidates. If our manufacturers cannot successfully manufacture material that conforms to the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, they will not be able to secure the applicable approval for their manufacturing facilities. If these facilities are not approved for commercial manufacture, we may need to find alternative manufacturing facilities, which could result in delays in obtaining approval for the applicable product candidate as alternative qualified manufacturing facilities may not be available on a timely basis or at all. In addition, our manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. Failure by any of our manufacturers to comply with applicable cGMPs or other regulatory requirements could result in sanctions being imposed on us or the contract manufacturer, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of approvals, operating restrictions, interruptions in supply and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates and have a material adverse impact on our business, financial condition and results of operations.

Our current and anticipated future dependence upon others for the manufacture of Xerava may adversely affect our future profit margins and our ability to commercialize Xerava on a timely and competitive basis.

We may have to alter our development and commercialization plans if we are not able to establish collaborations.

For Xerava outside the U.S. and for our product candidates, we intend to seek to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. For example, we collaborate with Everest Medicines for commercialization of Xerava in certain countries outside the United States. We may not be able to enter into similar arrangements for any additional product candidates.

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

If we are unable to reach agreements for Xerava or any of our product candidates on a timely basis, on acceptable terms, or at all, we expect to curtail the development of Xerava or the product candidate, reduce or delay the development program for Xerava or the product candidate or one or more of our other development programs, delay its potential commercialization, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product or product candidates or bring them to market and our business may be materially and adversely affected.

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

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our technology, products or product candidates and Xerava. Other possible adversarial proceedings include interference proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing or future intellectual property rights. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our product candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on us. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

If we are found to infringe a third party’s intellectual property rights, we could be ordered by a court, to cease developing, manufacturing, using, selling or offering for sale the infringing product. Alternatively, we may conclude that we need to obtain a license from such third-party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product or product candidate. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

Trademark applications for TETRAPHASE PHARMACEUTICALS, our logo, and combinations of those are allowed in the United States, and are expected to proceed to registration shortly as allegations of use have been filed and accepted. TETRAPHASE PHARMACEUTICALS is either registered or pending in twelve other jurisdictions, the logo is pending or registered in the same twelve jurisdictions, and the combination of the name and logo is pending in three jurisdictions. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business.

We own a pending trademark application in the United States for Xerava, the proprietary name for the Xerava product. The application has been allowed and is expected to proceed to registration in due course upon the filing and acceptance of an allegation of use.

We own two registrations and one application to register the Xerava trademark in three jurisdictions outside the United States and the availability of the proposed names for registration and use in foreign jurisdictions is not known. In addition, in the United States Patent and Trademark Office and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to seek to cancel registered trademarks. Cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. We have also obtained registration for our design mark in two jurisdictions, and applications remain pending for those design marks in the United States and one other jurisdiction.

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

Initiating and completing clinical trials necessary to support approval of products is time consuming and expensive and the outcome is uncertain. Clinical testing is expensive and can take many years to complete and its outcome is inherently uncertain. There is no guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. Failure can occur at any time and for any number of reasons during the clinical trial process. The results of preclinical studies and early clinical trials and evaluations of products may not be predictive of the results of later stage clinical trials. Similarly, the final results from a clinical trial may not be as favorable as interim results reported earlier in the same clinical trial. Products in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials.

Clinical trial failures may occur at any stage of development and may result from a multitude of factors both within and outside our control, including flaws in formulation or manufacturing, medical device design, adverse safety or efficacy profile and flaws in trial design, among others. If the trials result in negative or inconclusive results, we or our collaborators may decide, or regulators may require us, to discontinue trials of the products or conduct additional clinical trials or preclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and we cannot guarantee that the FDA or foreign regulatory authorities will interpret data the same way that we or our collaborators do, which may delay, limit or prevent regulatory approval or clearance. The FDA or foreign regulatory authorities may also disagree with the design of clinical trials. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we or our collaborators may be required to expend significant resources to conduct additional trials in support of potential approval of the products. Other potential reasons for clinical trial failures include, but are not limited to, inability to enroll sufficient patients, inability to engage sufficient clinical sites, inability to obtain or maintain institutional review board, or IRB, approval of the trial, or cessation of a trial for futility or safety concerns by us, or FDA, or foreign regulatory authorities, or an independent committee such as an independent data monitoring committee. As a result of any number of potential reasons, clinical trials may not be successful

Development of sufficient and appropriate clinical protocols to demonstrate safety and efficacy are required and we or our collaborators may not adequately develop such protocols to support clearance and approval or the results from such studies may not sufficiently demonstrate safety and efficacy. Further, the FDA or foreign regulatory authorities may, among other things, require the submission of data on a greater number of patients than originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to clinical trials. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted commercialization of the products or result in the failure of the clinical trial. In addition, despite considerable time and expense invested, the FDA or other regulatory authority may not consider the data adequate to demonstrate safety and efficacy. In addition, many of the factors that cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval.

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize any future product candidate that we develop in addition to Xerava, and our ability to generate additional revenue will be materially impaired.

The design, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, marketing, export, sale and distribution of product candidates are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities, with regulations differing from country to country. Failure to obtain marketing approval for any such future product candidate will prevent the commercialization of such product candidate.

Product candidates may not be marketed in the United States until receipt of approval of an NDA from the FDA. An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and efficacy for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product candidate. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. The drug development and FDA review process typically takes years to complete. The FDA has substantial discretion in the approval process and may refuse to accept for filing any application or may decide that data are insufficient for approval and require additional preclinical, clinical or other studies or additional information regarding chemistry, manufacturing and controls for the product candidate. Foreign regulatory authorities have differing requirements for approval of drug candidates which must be complied with prior to marketing. Obtaining marketing approval for marketing of a product candidate in one country does not ensure that marketing approval will be received in other countries, but the failure to obtain marketing approval in one jurisdiction could negatively impact the ability to obtain marketing approval in other jurisdictions. Delays in approvals or rejections of marketing applications in the United States or foreign countries may be based upon many factors, including regulatory requests for additional analyses, reports, data and studies, regulatory questions regarding, or different interpretations of, data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding product candidates or related products. The FDA or equivalent foreign regulatory authorities may determine that a product candidate is not effective, or is only moderately effective, or has undesirable or unintended side effects, toxicities, safety profile or other characteristics that preclude marketing approval or prevent or limit commercial use. The FDA may also find during its pre-approval inspection that the facilities identified in the NDA fail to comply with cGMP requirements, thereby delaying or preventing approval. In addition, any marketing approval may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. Delays in obtaining approval or the failure to obtain approval of any product candidate would harm the commercial prospects for such product candidate.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union and could prevent or delay our marketing approval in the European Union or United Kingdom in addition to delaying the pricing arrangements or reimbursements for any approved product candidates. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

 The United Kingdom had a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement can be reached between the United Kingdom and the European Union, then it is expected that the United Kingdom's membership in the European Union would automatically terminate on the deadline, which has been extended to October 31, 2019 to allow the parties to negotiate a withdrawal agreement. Such negotiations have proven to be extremely difficult to date. On July 24, 2019, Boris Johnson, who has previously suggested the country should leave the European Union without an agreement, was elected prime minister of the United Kingdom. Discussions between the United Kingdom and the European Union will continue to focus on finalizing withdrawal issues and transition agreements. However, limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the European Union without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

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

Xerava is subject to, and any product candidate for which a future collaborator may obtain marketing approval will also be subject to, ongoing regulatory requirements, including for labeling, manufacturing, packaging, storage, distribution, advertising, promotion, record-keeping and submission of safety and other post-market information. For example, approved products, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements or requirements of equivalent foreign regulatory authorities, including ensuring that quality control and manufacturing procedures conform to cGMPs. As such, we and our contract manufacturers will be subject to continual review and periodic inspections to assess compliance with cGMPs. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We are also required to report certain adverse reactions and production problems, if any, to the FDA or equivalent foreign authorities and to comply with requirements concerning advertising and promotion for our products.

In addition, even if marketing approval of a product candidate is granted to us or a future collaborator, the approval may be subject to limitations on the indicated uses for which the product may be marketed, may be subject to significant conditions of approval or may impose requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling and regulatory requirements. The FDA also imposes stringent restrictions on manufacturers’ communications regarding uses not described in the FDA-approved label, known as off-label uses, and if we do not restrict the marketing of our products only to their approved indications, we may be subject to enforcement action for off-label promotion.

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

Our arrangements with third-party payors, healthcare professionals and customers who purchase, recommend or prescribe our products are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products, and it is possible that our business activities could be subject to challenge or enforcement under one or more of these laws and regulations. These laws and regulations include the United States federal healthcare Anti-Kickback Statute, the federal civil False Claims Act, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the federal Physician Payments Sunshine Act, and analogous state laws and regulations.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the research and development, regulatory, commercialization and business development expertise of our executive management team, as well as the other principal members of our management, scientific and clinical team. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time. For instance, in December 2017, our former chief medical officer terminated his employment with us, in March 2018, our former chief financial officer terminated her employment with us and in June 2019, our former chief medical officer terminated his employment with us. Also, in connection with our June 2019 restructuring, our board of directors appointed our current chief operating officer as our president and chief executive officer, effective August 1, 2019, with our current president and chief executive officer transitioning to a consulting role.

We do not have formal employment agreements with any of our other employees. If we lose one or more of our executive officers or key employees, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to continue to commercialize Xerava will be limited.

We have recently reduced the size of our organization, and we may encounter difficulties in managing our business as a result of this reduction, or the attrition that may occur following this reduction, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from the reduction.

In June 2019, we authorized the implementation of a restructuring of our organization, including a 20% reduction in headcount, designed to focus our cash resources on commercializing Xerava primarily in the hospital setting. The restructuring, and the attrition thereafter, resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity and nature of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel. This will be made more challenging given the restructuring described above and additional measures we may take to reduce costs. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities, and devote a substantial amount of time to managing these organizational changes. Further, the restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended reduction in headcount and reduced employee morale. In addition, the restructuring may result in employees who were not affected by the reduction in headcount seeking alternate employment, which would result in us seeking contract support at unplanned additional expense. In addition, we may not achieve anticipated benefits from the restructuring. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, loss of business opportunities, loss of employees and reduced productivity among remaining employees. We may also determine to take additional measures to reduce costs, which could result in further disruptions to our operations and present additional challenges to the effective management of our company. If our management is unable to effectively manage this transition and restructuring and additional cost containment measures, our expenses may be more than expected, and we may not be able to implement our business strategy.

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

•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	production shortages resulting from any events affecting a product candidate being developed by a future collaborator and/or finished drug product supply or manufacturing capabilities abroad;
•	business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters, including earthquakes, hurricanes, typhoons, floods and fires; and
•	failure to comply with Office of Foreign Asset Control rules and regulations and the Foreign Corrupt Practices Act.

Our internal computer systems, or those of any collaborators, contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs or overall business operations.

Our internal computer infrastructure and those of any collaborators, contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. In June 2019, we experienced unauthorized access to an employee’s e-mail. We continue to investigate this security breach. While this event did not cause an interruption in our operations any future event could result in a material disruption of our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed, and the further development and commercialization of our product candidates by future collaborators could be delayed or halted.

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

Risks Related to Our Common Stock

If we fail to meet the requirements for continued listing on the Nasdaq Global Select Market, our common stock could be delisted from trading, which would decrease the liquidity of our common stock and our ability to raise additional capital.

Our common stock is currently listed for quotation on the Nasdaq Global Select Market. We are required to meet specified requirements in order to maintain our listing on the Nasdaq Global Select Market, including, among other things, a minimum bid price of $1.00 per share. On June 24, 2019, we received a deficiency letter from the Listing Qualifications Department, or the Staff, of the Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Select Market. We have been provided an initial period of 180 calendar days, or until December 23, 2019, to regain compliance with the listing requirements. If, at any time before December 23, 2019, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days, we may be eligible to regain compliance with the minimum bid requirement. Under certain circumstances, Nasdaq could require that the minimum bid price exceed $1.00 for more than ten consecutive days before determining that we comply with Nasdaq’s continued listing standards.

 If we fail to satisfy the Nasdaq Global Select Market’s continued listing requirements, we may transfer to the Nasdaq Capital Market, which generally has lower financial requirements for initial listing, to avoid delisting, or, if we fail to meet its listing requirements, the OTC Bulletin Board. A transfer of our listing to the Nasdaq Capital Market or having our common stock trade on the OTC Bulletin Board could adversely affect the liquidity of our common stock. Any such event could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. We may also face other material adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our stock price.

There are many factors that may adversely affect our minimum bid price, including those described throughout this section titled “Risk Factors”. Many of these factors are outside our control. As a result, we may not be able to sustain compliance with the minimum bid price rule in the long term. Any potential delisting of our common stock from the Nasdaq Global Select Market would likely result in decreased liquidity and increased volatility for our common stock and would adversely affect our ability to raise additional capital or enter into strategic transactions. Any potential delisting of our common stock from the Nasdaq Global Select Market would also make it more difficult for our stockholders to sell our common stock in the public market.

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

Our stock price may be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, our stock traded within a range of a high price of $52.90 per share and a low price of $0.32 per share for the period beginning March 20, 2013, our first day of trading on the Nasdaq Global Select Market, through August 6, 2019. As a result of this volatility, investors may not be able to sell their common stock at or above the prices they paid for it. The market price for our common stock may be influenced by many factors, including:

•	revenues related to Xerava;
•	the filing and approval of marketing applications for our product candidates by future collaborators;
•	the timing and results of clinical trials of any product candidates that we license to third parties;
•	regulatory actions by the FDA or equivalent authorities in foreign jurisdictions with respect to Xerava and any product candidate that we license to a third party;
•	failure or discontinuation of any development programs of our future collaborators;
•	the success of existing or new competitive products or technologies;
•	results of clinical trials of product candidates of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the results of our efforts to out-license our product candidates;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	announcement or expectation of additional financing efforts or licensing or other strategic transactions;
•	sales of our common stock by us, our insiders or other stockholders;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

We have been, currently are and may again be subject to class action litigation and have been and may again be subject to shareholder derivative litigation, which could distract our management and could result in substantial costs or large judgments against us.

The stock market frequently experiences extreme price and volume fluctuations. We have experienced significant declines in our stock price following our announcements that IGNITE2 and IGNITE3, our phase 3 clinical trials for Xerava for the treatment of patients with cUTI, did not meet the primary endpoints of those trials. In addition, the market prices of securities of companies in the biotechnology and pharmaceutical industry have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations could adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. For instance, in January 2016 and March 2016, two class action lawsuits were filed against us, our chief executive officer and certain former executives in the United States District Court for the District of Massachusetts. These cases were subsequently consolidated. The court dismissed the consolidated cases in May 2017 and in November 2017, the plaintiffs withdrew a pending appeal in the United States Court of Appeals for the First Circuit. In addition, in May 2016, a shareholder derivative action was filed against our chief executive officer, certain former executive officers, all the members of our current board of directors, a former board member, and against us as nominal defendant, in Massachusetts Superior Court (Suffolk County). This case was subsequently dismissed by the court without prejudice due to the plaintiff’s failure to properly perfect service of process. Furthermore, in July 2018 a class action lawsuit was filed against us, or chief executive officer, our chief scientific officer and other third parties in the United States District Court for the Southern District of New York in connection with the failure of IGNITE3 to meet its co-primary endpoints. This case has subsequently been moved to the United States District Court for the District of Massachusetts. In August 2019, the United States District Court for the District of Massachusetts granted an unopposed motion for the appointment of a lead plaintiff. Due to the volatility in our stock price, we may be the target of similar litigation in the future.

In connection with our current litigation and any such future litigation, we could incur substantial costs and such costs, and any related settlements or judgments, may not be covered by insurance. We could also suffer an adverse impact on our reputation and a diversion of management’s attention and resources, which could cause serious harm to our business, operating results and financial condition.

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

EXHIBIT INDEX

Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	File No.	Date Filed with the SEC	Exhibit Number	Filed Herewith

10.1	Amendment No.1, dated July 29, 2019, to the License Agreement between Everest Medicines Limited and the Registrant					X

10.2	Offer letter, dated as of July 31, 2019, by and between the Registrant and Larry Edwards.					X

10.3	Separation agreement, dated as of July 31, 2019, by and between the Registrant and Guy Macdonald.					X

10.4	Consulting agreement, dated as of July 31, 2019, by and between the Registrant and Guy Macdonald.					X

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2019	TETRAPHASE PHARMACEUTICALS, INC.

	By:	/s/ Christopher Watt
Christopher Watt
Senior Vice President, Finance