Form 10-Q
period 2019-09-30
TETRAPHASE PHARMACEUTICALS INC
filed 2019-11-12
CIK 1373707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 8, 2019, there were 3,015,824 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

TETRAPHASE PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$24,508	$107,776
Accounts receivable, net	1,710	2,274
Contract asset	—	3,000
Assets held for sale	544	—
Inventory	2,434	748
Prepaid expenses and other current assets	2,718	2,674
Total current assets	31,914	116,472
Property and equipment, net	113	1,121
Intangible assets, net	4,357	4,652
Operating lease right-of-use assets	5,197	—
Restricted cash	699	699
Total assets	$42,280	$122,944
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,752	$3,210
Accrued expenses	8,568	11,761
Operating lease liabilities	1,497	—
Total current liabilities	11,817	14,971
Long-term operating lease liabilities	3,850	—
Loan payable, long-term	—	28,291
Total liabilities	15,667	43,262
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 125,000 shares authorized; 2,716 and 2,684 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	619,364	613,721
Accumulated deficit	(592,754)	(534,042)
Total stockholders’ equity	26,613	79,682
Total liabilities and stockholders’ equity	$42,280	$122,944

See accompanying notes to unaudited condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Product revenue, net	$978	$—	$2,115	$—
License and collaboration revenue	2,000	—	2,000	9,500
Government revenue	362	1,151	1,571	5,120
Total revenue	3,340	1,151	5,686	14,620
Expenses:
Cost of revenue - product sales	882	—	1,353	—
Cost of revenue - intangible asset amortization	98	—	295	—
Research and development	5,348	11,665	20,252	44,162
Selling, general and administrative	11,350	9,481	39,776	22,350
Total expenses	17,678	21,146	61,676	66,512
Loss from operations	(14,338)	(19,995)	(55,990)	(51,892)
Other income and expenses
Loss on extinguishment of debt	(1,568)	—	(1,568)	—
Other income	—	—	250	—
Interest income	252	437	1,175	1,215
Interest expense	(650)	—	(2,580)	—
Net loss	$(16,304)	$(19,558)	$(58,713)	$(50,677)
Net loss per share-basic and diluted	$(6.00)	$(7.39)	$(21.70)	$(19.44)
Weighted-average number of common shares used in net loss per share-basic and diluted	2,716	2,647	2,706	2,607
Comprehensive loss	$(16,304)	$(19,558)	$(58,713)	$(50,677)

See accompanying notes to unaudited condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities
Net loss	$(58,713)	$(50,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	520	357
Non-cash interest expense related to notes payable	621	—
Stock-based compensation expense	5,603	9,880
Loss on extinguishment of debt	1,568	—
Impairment of equipment related to restructuring	335	—
Changes in operating assets and liabilities:
Accounts receivable	565	2,056
Contract asset	3,000	—
Inventory	(1,686)	—
Prepaid expenses and other assets	(44)	1,081
Accounts payable	(1,458)	(1,852)
Accrued expenses and other liabilities	(3,078)	(3,397)
Deferred revenue	(6)	(651)
Operating lease right-of-use assets	1,042	—
Operating lease liabilities	(1,000)	—
Net cash used in operating activities	(52,731)	(43,203)
Investing activities
Acquisition of intangible assets	—	(3,000)
Proceeds from sale of property and equipment	12	—
Purchases of property and equipment	(108)	(105)
Net cash used in investing activities	(96)	(3,105)
Financing activities
Repayment of debt, including final payment	(30,480)	—
Proceeds from sale of common stock, net of issuance costs	—	6,985
Proceeds from issuance of stock under stock plans	39	371
Net cash provided by (used in) financing activities	(30,441)	7,356
Net decrease in cash, cash equivalents and restricted cash	(83,268)	(38,952)
Cash, cash equivalents and restricted cash at beginning of period	108,475	136,610
Cash, cash equivalents and restricted cash at end of period	$25,207	$97,658
Supplemental cash flow information:
Cash paid for interest on long-term debt	$1,955	$—
Acquisition of intangible asset included in accounts payable	—	1,750

See accompanying notes to unaudited condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Shares		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	2,684	$3	$613,721	$(534,042)	$79,682
Issuance of common stock under stock plans	3	—	—	—	—
Stock-based compensation expense	—	—	2,723	—	2,723
Net loss	—	—	—	(19,488)	(19,488)
Balance at March 31, 2019	2,687	$3	$616,444	$(553,530)	$62,917
Issuance of common stock under stock plans	26	—	—	—	—
Issuance of common stock under employee stock purchase plan	3	—	40	—	40
Stock-based compensation expense	—	—	1,709	—	1,709
Net loss	—	—	—	(22,920)	(22,920)
Balance at June 30, 2019	2,716	$3	$618,193	$(576,450)	$41,746
Stock-based compensation expense	—	—	1,171	—	1,171
Net loss	—	—	—	(16,304)	(16,304)
Balance at September 30, 2019	2,716	$3	$619,364	$(592,754)	$26,613

Balance at December 31, 2017	2,577	$3	$592,291	$(461,884)	$130,410
Issuance of common stock under stock plans	9	—	231	—	231
Stock-based compensation expense	—	—	2,972	—	2,972
Net loss	—	—	—	(21,576)	(21,576)
Balance at March 31, 2018	2,586	$3	$595,494	$(483,460)	$112,037
Issuance of common stock under stock plans	—	—	30	—	30
Issuance of common stock under "at-the-market" equity offering sales agreement, less issuance costs	59	—	4,713	—	4,713
Issuance of common stock under employee stock purchase plan	2	—	101	—	101
Stock-based compensation expense	—	—	3,392	—	3,392
Net loss	—	—	—	(9,543)	(9,543)
Balance at June 30, 2018	2,647	$3	$603,730	$(493,003)	$110,730
Issuance of common stock under stock plans	—	—	9	—	9
Issuance of common stock under "at-the-market" equity offering sales agreement, less issuance costs	37	—	2,273	—	2,273
Stock-based compensation expense	—	—	3,516	—	3,516
Net loss	—	—	—	(19,558)	(19,558)
Balance at September 30, 2018	2,684	$3	$609,528	$(512,561)	$96,970

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

In addition to Xerava, the Company has also developed TP-6076, a fully synthetic fluorocycline, targeted at addressing unmet medical needs, including MDR Gram-negative bacteria, and TP-271, a fully synthetic fluorocycline developed for respiratory disease caused by bacterial biothreat pathogens, as well as bacterial pathogens associated with community-acquired pneumonia. Both of these programs have completed phase 1. The Company also developed TP-2846, a tetracycline for the treatment of acute myeloid leukemia, or AML. The Company has completed pre-clinical toxicology studies in this program and intends to file an investigational new drug application, or IND, with the FDA for TP-2846. The Company is seeking to out-license each of these product candidates.

On June 10, 2019, the Company announced a restructuring of its organization, including a 20% reduction in headcount, designed to focus its cash resources on commercializing Xerava primarily in the hospital setting. This reorganization included the elimination of the Company’s internal research function and an exploration of out-licensing opportunities for all of the Company’s pipeline of early-stage antibiotics and oncology product candidates. The reduction in headcount did not impact the commercial organization. Following the restructuring, over 50% of the Company’s full-time employees are commercial and medical affairs personnel.

The Company has incurred annual net operating losses every year since its inception. As of September 30, 2019, the Company had incurred losses since inception of $592.8 million. The Company has financed its operations primarily through public offerings and private placements of equity securities, debt financings, revenue from United States government grants and contract awards, milestone payments from a licensing agreement and Xerava product revenue.

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

Based on its current operating plan, the Company expects that its cash and cash equivalents as of September 30, 2019, its projected revenues from sales of Xerava and the net proceeds from the Company’s registered direct offering of equity securities completed on November 1, 2019 (note 13) will not be sufficient to fund the Company’s operations for more than one year beyond the filing date of this quarterly report, but only into the third quarter of 2020. This estimate is based on certain significant assumptions, which are uncertain and may turn out to be incorrect. In particular, the forecast assumes continued significant growth of Xerava revenue, for which the Company has limited historical experience to base its estimate. In addition, the Company has forecast a significant reduction in expenses as a result of the restructuring announced in June 2019. If these estimates are incorrect, the Company may use its cash resources sooner than expected.

In addition, the Company will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to fund its operations including ongoing spending to commercialize Xerava. In light of its limited cash resources, the Company may also determine to explore strategic alternatives to maximize shareholder value, including the potential sale or merger of the Company or its assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

If the Company is unable to raise capital when needed or if its operating results fall short of its current projections, or if the Company determines to explore strategic alternatives but is unable to consummate such a transaction or transactions on a timely basis or at all, the Company could be forced to significantly delay, scale back or discontinue the commercialization of Xerava or reduce other expenditures, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, the Company’s rights to Xerava and its product candidates. The failure of the Company to obtain sufficient funds on acceptable terms would have a material adverse effect on the Company’s business, results of operations and financial condition.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles, or GAAP, for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2018 contained in the Company’s annual report on Form 10-K filed with the SEC on March 15, 2019, or the 2018 Form 10-K. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of September 30, 2019 and the results of its operations and comprehensive loss and cash flows for the three and nine months ended September 30, 2019 and 2018. Interim operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for future interim periods or for the fiscal year ending December 31, 2019. The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” in the 2018 Form 10-K. The Company is disclosing certain significant policies as well as changes in its accounting policies related to guidance that became effective January 1, 2019 and April 1, 2019 in this Quarterly Report on Form 10-Q.

The December 31, 2018 condensed consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures including notes required by GAAP for complete financial statements.

Reverse Stock Split

On September 25, 2019, the Company’s Board of Directors authorized a 1-for-20 reverse stock split and approved an amendment to the Company’s Certificate of Incorporation (the “Amendment”) to effect the 1-for-20 reverse split of the Company’s common stock, which was effected at 5:00 p.m. ET on September 26, 2019. All of the share and per share amounts disclosed in these condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q have been adjusted to reflect the reverse stock split.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, the Company’s management evaluates its estimates, including product revenue, license and collaboration revenue, inventory, impairment of intangible assets, stock-based compensation expense, contract and grant revenues, and going concern considerations. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Accounts Receivable

Accounts receivable as of September 30, 2019 and December 31, 2018 represent amounts due from two main sources: (1) trade accounts receivable of $0.5 million and $0.1 million, respectively, consisting of payments to be received from customers for sales of Xerava, net of prompt payment discounts, chargebacks, rebates and certain fees and (2) contract accounts receivable of $1.2 million and $2.2 million, respectively, related to the Company’s government-related agreements.

Contract accounts receivable relate to payments from entities administering the Company’s government-related agreements which include unbilled contract accounts receivable of $0.5 million and $0.7 million as of September 30, 2019 and December 31, 2018, respectively.

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

During each quarter, the Company performs an assessment quantifying any potential excess or obsolete inventory and writes down any such inventory to its net realizable value in the period in which the impairment is identified. These adjustments are based upon multiple factors, including inventory levels at the Company and at its specialty distributors, projected demand and product shelf life. These impairment charges, if required, are recorded as a cost of revenue. As of September 30, 2019, there was no excess or obsolete inventory.

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

Upon transition to ASC 842, an operating lease asset is valued at the amount of the lease liability adjusted for prepaid or accrued lease payments, the remaining balance of any lease incentives received, unamortized initial direct costs and impairment of the operating lease asset. Once the Company assesses a contract for a lease, it will only reassess whether a contract is or contains a lease if the terms and conditions of the contract are amended. Leases with a greater than one-year duration are categorized on the balance sheet as operating lease assets, lease liabilities, and if applicable, long-term lease liabilities. Leases with a duration of less than one year are not presented on the balance sheet.

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

Property and Equipment

Property and equipment are stated at cost. Costs of major additions and betterments are capitalized; maintenance and repairs which do not improve or extend the life of the respective assets are charged to expense. Upon disposal, the related cost and accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is included in the consolidated statements of operations and comprehensive loss. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized over the estimated useful lives of the assets or related lease terms, whichever is shorter.

Assets Held-for-Sale

The Company classifies assets as held-for-sale when the following conditions are met: (1) management has committed to a plan to sell, (2) the assets are available for immediate sale in their present condition, (3) the Company has initiated an active program to identify a buyer, (4) it is probable that a sale will occur within one year, (5) the assets are actively marketed for sale at a reasonable price in relation to their current fair value, and (6) there is a low likelihood of significant changes to the plan or that the plan will be withdrawn. If all of the criteria are met as of the balance sheet date, the assets are presented separately in the balance sheet as held-for-sale at the lower of the carrying amount or fair value less costs to sell. The assets are then no longer depreciated or amortized while classified as held-for-sale.

Long-Lived Assets

The Company evaluates the recoverability of its property, equipment and intangible assets when circumstances indicate that an event of impairment may have occurred. The Company recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows. Impairment is measured based on the difference between the carrying value of the related assets or businesses and the fair value of such assets or businesses.

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

Government Chargebacks and Rebates: Under the terms of the Company’s master agreements, customers may charge back the Company for reimbursement when they are contractually obligated to sell products to government entities at a lower price than the wholesale acquisition cost at which those products were acquired from the Company. These rebates consist of Medicare and Medicaid rebates as well as those related to other government drug pricing and reimbursement programs.

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

The Company will continue to assess its estimates of the various components of variable consideration as it accumulates additional historical data and will make adjustments to these estimates and allowances accordingly.

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

Cost of Revenue

Cost of revenue consists primarily of the manufacturing and distribution costs for Xerava, Xerava net sales-based royalties and the amortization of the intangible asset associated with certain milestones paid to Harvard University, or Harvard, related to Xerava. All manufacturing costs incurred prior to Xerava’s approval in the United States on August 27, 2018 have been expensed in research and development and are not included in cost of revenue.

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

The adoption had a material impact on the consolidated balance sheet related to the recognition of operating lease assets of $6.2 million and lease liabilities of $6.3 million as of January 1, 2019, along with derecognition of deferred rent originally accounted for under the legacy guidance. The adoption did not have a material impact on the consolidated statement of operations. The Company has implemented changes to related processes, controls and disclosures upon adoption of the standard.

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

Financial instruments measured at fair value as of September 30, 2019 and December 31, 2018 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance	Level 1	Level 2	Level 3
September 30, 2019
Cash and money market funds	$24,508	$24,508	$—	$—
December 31, 2018
Cash and money market funds	$107,776	$107,776	$—	$—

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

The amounts in the table below were excluded from the calculation of net loss per share, due to their anti-dilutive effect:

	September 30,
	2019	2018
Warrants	20,718	—
Unvested restricted stock units	141,716	54,426
Outstanding stock options	269,689	358,574
Totals	432,123	413,000

5. Property and Equipment and Assets Held-for-Sale

As of September 30, 2019, and December 31, 2018, property and equipment, net and assets held-for-sale consists of the following (in thousands):

	As of September 30, 2019	As of December 31, 2018	Depreciable lives
Leasehold improvements	$923	$923	shorter of assets life or lease term
Furniture and fixtures	234	509	5 years
Office and computer equipment	135	217	3 years
Laboratory Equipment	-	3,278	5 years
Less accumulated depreciation	(1,179)	(3,806)
Property and equipment, net	$113	$1,121

Assets held-for-sale	$544	-

During the third quarter of 2019, the Company disposed of property and equipment with a gross carrying amount of $0.1 million and accumulated depreciation of $0.1 million. The Company did not dispose of any property and equipment during 2018. Depreciation and amortization expense amounted to $0.2 million, and $0.5 million in the periods ended September 30, 2019 and December 31, 2018, respectively.

The Company initially recorded certain laboratory equipment asset impairments in the second quarter of 2019 in accordance with ASC 360 Property, Plant and Equipment for assets held-and-used, as the criteria to classify the laboratory equipment as held-for-sale had not been met. The Company identified an indicator of impairment related to this held-and-used laboratory equipment as it was more likely than not that some of its laboratory equipment would be sold or otherwise disposed of significantly before the end of its previously estimated useful life primarily as a result of the restructuring described in Note 14. For the laboratory equipment where its fair value did not exceed its carrying amount, an impairment was recognized. Fair value was an estimate of the sales price less cost to sell. In the third quarter of 2019, the Company committed to a plan to actively sell certain of its laboratory equipment. Having met all other criteria, the laboratory equipment met the criteria to classify that equipment as held-for-sale. At September 30, 2019, $0.5 million of laboratory equipment was classified as held-for-sale as reflected in the consolidated balance sheet. The sale is expected to be complete by the end of the fourth quarter of 2019. Laboratory equipment held-for-sale is reflected at the lower of its carrying amount or fair value less the cost to sell, with any excess recorded as an impairment. In aggregate, impairment losses recognized in connection with laboratory equipment was $0.3 million and included in research and development costs in the consolidated statement of operations for the period ended September 30, 2019.

6. Intangible Assets

Intangible assets consist solely of the payments made to Harvard related to the regulatory approvals of Xerava. The intangible assets are being amortized using the straight-line method over the estimated useful life of approximately 12 years. As of September 30, 2019, and December 31, 2018, intangible assets, net of accumulated amortization, are as follows (in thousands):

	As of September 30, 2019		As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Total intangible asset for Harvard milestones	$4,750	$393	$4,750	$98

Amortization expense was approximately $0.3 million, and $0.1 million in the periods ended September 30, 2019 and December 31, 2018, respectively.

The Company expects to incur amortization expense of approximately $0.4 million per period from 2019 to 2029 and $0.3 million in the final year (2030).

During the three months ended September 30, 2019, management identified impairment indicators related to the intangible assets for the Harvard milestones. As result, an interim test of recoverability of the intangible asset was performed based on the estimated undiscounted future cash flows related to the intangible asset, and concluded the intangible asset was recoverable. The Company’s quantitative assessment considered significant assumptions related to estimates of future Xerava sales, offset by direct costs to derive the sales. The estimates of future Xerava sales include estimates of significant growth as the product was recently launched in the fourth quarter of 2018. Given the limited history of sales and the inherent difficulty in making a long-range forecast, such estimates contain significant uncertainty. If the assumptions regarding forecasted revenue or the costs to derive such revenues are not achieved, we may be required to perform future impairment analyses and record an impairment charge for the intangible asset in future periods. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

7. Inventory

Inventory consisted of the following (in thousands):

	As of September 30, 2019	As of December 31, 2018
Work in progress	$115	$655
Finished goods	2,319	93
Total inventory	$2,434	$748

There were no charges related to excess inventory for the three and nine months ended September 30, 2019 or 2018.

8.  Significant Agreements and Contracts

License Agreements

Harvard University

In August 2006, the Company entered into a license agreement for certain intellectual property with Harvard. Under the license agreement, as of September 30, 2019, the Company has incurred expense in aggregate of $16.8 million in upfront license fees, sublicense fees and development milestone payments for the licensed Harvard technology, and has issued 1,569 shares of common stock to Harvard.

For each product covered by the license agreement, the Company is obligated to make certain payments totaling up to approximately $15.1 million upon achievement of certain development and regulatory milestones and to pay additional royalties on net sales of such product. The Company is also obligated to make certain payments to Harvard based on amounts received under its license agreement with Everest Medicines Limited. During the nine months ended September 30, 2019 and September 30, 2018, the

Company incurred expense of $1.0 million and $1.9 million, respectively, related to the Everest Medicines license agreement. During the three months ended September 30, 2019 the Company incurred expense of $0.4 million related to the Everest Medicines license agreement. During the three months ended September 30, 2018, the Company incurred expense of $3.0 million in regulatory milestone payments.

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

In addition, on July 29, 2019, the Company amended its original agreement with Everest Medicines to extend Everest Medicines’ exclusive license to develop and commercialize Xerava to the jurisdictions of the Malaysian Federation, the Kingdom of Thailand, the Republic of Indonesia, the Socialist Republic of Vietnam and the Republic of the Philippines. Under the terms of this amendment, the Company received from Everest Medicines an upfront, nonrefundable cash payment of $2.0 million in September 2019. As with the milestones discussed above, the Company is obligated to make certain payments to Harvard based on amounts received from Everest under this amendment pursuant to the existing license agreement by and between Harvard and the Company. During the three months ended September 30, 2019, the Company incurred expense of $0.4 million related to this milestone.

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

The Company recognized the $2.0 million territory expansion upfront payment associated with the July 2019 amendment as collaboration revenue during the three months ended September 30, 2019 as the Company has no further performance obligations pursuant to the arrangement.

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

The BARDA Contract and the Company’s subcontract with CUBRC under the BARDA Contract have terms which currently expire on December 31, 2019, BARDA is entitled to terminate the project for convenience at any time and is not obligated to provide continued funding beyond current-year amounts from congressionally approved annual appropriations. To the extent that BARDA ceases to provide funding of the program to CUBRC, CUBRC has the right to cease providing funding to the Company. Committed funding from CUBRC under the Company’s BARDA subcontract is for up to approximately $41.3 million through December 31, 2019, the current contract end date, as a result of the exercise of several options by BARDA under the BARDA Contract. Total funds of $40.0 million had been received by the Company through September 30, 2019 under this contract. During the three months ended September 30, 2019 and 2018, the Company recognized revenue of $0.4 million and $0.2 million, respectively, from the Company’s subcontract under the BARDA Contract. During the nine months ended September 30, 2019 and 2018, the Company recognized revenue of $1.0 million and $1.2 million, respectively, from the Company’s subcontract under the BARDA Contract.

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

The NIAID Contract and the Company’s subcontract with CUBRC under the NIAID Contract expired on March 31, 2019. As of September 30, 2019, the Company had received $16.2 million. The Company has not received any additional funds under this agreement since that date.

During the three months ended September 30, 2019 the Company recognized no revenue under the NIAID Contract compared to $0.7 million for the three months ended September 30, 2018, as the contract expired on March 31, 2019. During the nine months ended September 30, 2019 and 2018, the Company recognized revenue of $0.1 million and $2.3 million, respectively, from the Company’s subcontract under the NIAID Contract.

CARB-X Award for TP-6076

In March 2017, Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) selected the Company to receive up to $4.0 million in research funding over eighteen months for TP-6076. In connection with this funding, the Company entered into a cost reimbursement Sub-Award Agreement, or the Sub-Award Agreement, with the Trustees of Boston University, the administrator of the program. The Company began recognizing revenue from the Sub-Award Agreement in April 2017. During the three months ended September 30, 2019 the Company did not recognize any revenue as the Sub-Award Agreement expired on June 30, 2019. During the three months ended September 30, 2018 the Company recognized revenue of $0.2 million under this Sub-Award Agreement. During the nine months ended September 30, 2019 and 2018, the Company recognized revenue of $0.5 million and $1.6 million, respectively, under this Sub-Award Agreement and does not expect to receive any additional revenue under the award.

9.  Accrued Expenses

Accrued expenses at September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Salaries and benefits	$3,303	$3,801
Drug supply and development	2,893	3,901
Professional fees	811	1,178
Commercial	1,057	910
Royalties and license payments	71	617
Other	433	1,354
Total	$8,568	$11,761

10.  Stock-Based Compensation

In January 2019, the number of shares available for issuance under the Tetraphase Pharmaceuticals, Inc. 2013 Stock Incentive Plan, as amended, or 2013 Plan, was increased by approximately 0.1 million shares as a result of the automatic increase provision of the 2013 Plan. As of September 30, 2019, the total number of shares of common stock available for issuance under the 2013 Plan was approximately 0.1 million.

Stock-Based Compensation Expense

During the three and nine months ended September 30, 2019 and 2018, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development	$218	$1,639	$1,691	$4,585
General and administrative	953	1,877	3,912	5,295
Total	$1,171	$3,516	$5,603	$9,880

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock options	$736	$2,820	$4,301	$8,406
Restricted stock units	424	661	1,254	1,387
Employee stock purchase plan	11	35	48	87
Total	$1,171	$3,516	$5,603	$9,880

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2019:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2018	366,020	$223.11
Granted	9,200	$17.72
Forfeited	(105,531)	$151.71
Outstanding at September 30, 2019	269,689	$244.04
Exercisable at September 30, 2019	199,178	$298.11

As of September 30, 2019, there was $4.4 million of total unrecognized stock-based compensation cost related to employee unvested stock options granted under the 2013 Plan. The Company expects to recognize that cost over a remaining weighted-average period of 2.0 years.

Restricted Stock Units and Performance Stock Units

In 2019 the Company awarded 127,742 restricted stock units, or RSU’s, to employees. These RSU’s vest in annual increments over two to three years, subject to continued employment with the Company. In connection with the restructuring in June 2019 (see Note 14), the Company modified certain RSUs.

In January 2019 and August 2019 the Company issued to certain employees 16,650 performance stock units, or PSU’s, which vest based on service and performance conditions. The number of units represents the target number of shares of common stock that may be earned; however, the actual number of shares that may be earned ranges from 0%-150% of the target number. None of these awards vested as of September 30, 2019. Vesting of these awards is contingent on the occurrence of certain milestone events and fulfillment of any remaining service condition. As a result, the related compensation cost is recognized as an expense when achievement of the milestone is considered probable over the remaining requisite service period.

The following table summarizes the RSU and PSU activity for the nine months ended September 30, 2019:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2018	54,035	$60.10
Awarded	144,392	$22.99
Forfeited	(27,498)	$36.20
Vested/Released	(29,213)	$69.57
Unvested at September 30, 2019	141,716	$24.97

As of September 30, 2019, there was total unrecognized stock-based expense of $1.5 million related to RSU’s and $0.1 million related to PSU’s. The expense is expected to be recognized over a weighted-average period of 1.3 years.

Employee stock purchase plan

Under the Company’s 2014 Employee Stock Purchase Plan, as amended, or 2014 ESPP, an aggregate of 30,000 shares of common stock have been reserved for issuance pursuant to purchase rights granted to the Company’s employees. As of September 30, 2019, 15,000 shares remained available for issuance.

11.  Equity

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

As of September 30, 2019, the Company had sold an aggregate of 305,522 shares of common stock under the Sales Agreement, at an average selling price of approximately $129.70 per share for aggregate gross proceeds of $39.6 million and net proceeds of $38.2 million after deducting sales commissions and offering expenses. As of November 11, 2019, $40.4 million of common stock remained available to be sold under the Amended Sales Agreement.

12. Debt Facility

On November 2, 2018, the Company entered into a loan and security agreement, or the Loan Agreement, with Solar Capital, as collateral agent and lender, and the other lenders named therein (Solar Capital and the other lenders collectively, the Lenders). The Lenders agreed to make available to the Company term loans in an aggregate principal amount of up to $75.0 million under the Loan Agreement. A $30.0 million term loan was funded on November 2, 2018, with a maturity date of May 2, 2023. Borrowings under the term loan bore interest at a floating per annum rate equal to the 1 Month LIBOR Rate plus 7.25%. The loan facility also included a final fee equal to 4.00% of the aggregate amount of the term loans funded, to occur upon the earliest of (i) the maturity date, (ii) the acceleration of the term loans, and (iii) the prepayment of the term loans. The Company was also subject a prepayment penalty fee based on a percentage of the outstanding principal balance, equal to 3% if the payment occurred on or before 12 months after the initial funding date, 2% if the prepayment occurred more than 12 months after, but on or before 24 months after, the initial funding date, or 1% if the prepayment occurred more than 24 months after the initial funding date.

The Loan Agreement was amended in March 2019 for the primary purpose of adding a newly opened operating bank account to the agreement as collateral.

On August 30, 2019, the Company entered into a payoff letter with the Lenders, pursuant to which the Company agreed to pay off and thereby terminate the Loan Agreement. Pursuant to the payoff letter, the Company paid a total of $30.7 million to the Lenders, representing the principal balance, accrued interest outstanding and a portion of the final fee under the Loan Agreement in repayment of the Company’s outstanding obligations under the Loan Agreement. The Company recorded a loss from debt extinguishment of $1.6 million as the difference between the net carrying amount of the indebtedness under the Loan Agreement and the amount paid.

The Company recorded interest expense related to the loan facility of $0.7 and $2.6 million and for the three and nine months ended September 30, 2019, respectively.

13. Commitments and Contingencies

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

The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
Operating lease cost	$474	$1,423
Variable lease cost	314	893
Total lease cost	$788	$2,316

Weighted-average remaining lease term (years)	3.15	3.15
Weighted-average discount rate	9.25%	9.25%

Cash paid for amounts included in the measurement of the lease liabilities were $0.5 million and $1.4 million for the three and nine months ended September 30, 2019, respectively.

As of September 30, 2019, the Company’s operating lease liabilities were as follows (in thousands):

Amount
2019 (excluding the nine months ended September 30, 2019)	$466
2020	1,916
2021	1,950
2022	1,785
Thereafter	—
Less: Imputed interest	(770)
Present value of lease payments	$5,347

Disclosures related to periods prior to adoption of the New Lease Standard

The Company recorded $0.4 million and $1.1 million in rent expense for the three and nine months ended September 30, 2018, respectively.

14. Corporate Restructuring Charges

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

The restructuring charges recorded during the nine months ended September 30, 2019 and the related liability balance as of September 30, 2019 for each major type of cost associated with this restructuring plan are as follows:

	Restructuring Expense	Cash payments	Non-cash expense	Restructuring Liability at September 30, 2019
Employee severance, benefits and related costs	$2,130	$(1,324)	$—	$806
Asset impairments	335	-	(335)	-
Compensation expense	(97)	-	97	-
	$2,368	$(1,324)	$(238)	$806

The company did not incur any restructuring charges during the three months ended September 30, 2019.

15. Subsequent Events

On November 1, 2019 the Company completed a registered direct offering to a healthcare-focused institutional investor priced at-the-market, of (i) 300,000 shares of common stock and accompanying warrants to purchase an aggregate of 300,000 shares of common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 1,830,493 shares of common stock and accompanying warrants to purchase an aggregate of 1,830,493 shares of common stock. Each share of common stock and accompanying common stock warrant were sold together at a combined price of $3.755, and each pre-funded warrant and accompanying common stock warrant were sold together at a combined price of $3.745. Each pre-funded warrant has an exercise price of $0.01 per share, is exercisable immediately and is exercisable until exercised in full. Each common stock warrant has an exercise price of $3.62 per share, is exercisable immediately and expires five years from the date of issuance.

The net proceeds to the Company from the offering, after deducting the placement agent's fees and other estimated offering expenses payable by the Company, are approximately $7.0 million.

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

On August 27, 2018, the United States Food and Drug Administration, or FDA, approved Xerava for the treatment of cIAI in adults. Approval of Xerava was based on our IGNITE (Investigating Gram-Negative Infections Treated with Eravacycline) phase 3 program. In the first pivotal phase 3 trial in the IGNITE program in patients with cIAI, twice-daily IV Xerava met the primary endpoint by demonstrating statistical non-inferiority of clinical response compared to ertapenem, a standard of care treatment for cIAI, and was well-tolerated. We refer to this trial as IGNITE1. In our other pivotal phase 3 clinical trial of Xerava in patients with cIAI, twice-daily IV Xerava met the primary endpoint by demonstrating statistical non-inferiority of clinical response compared to meropenem, another standard of care treatment, and was well-tolerated. We refer to this trial as IGNITE4. In both IGNITE1 and IGNITE4, Xerava achieved high clinical cure rates in patients with poly-microbial infections (Gram-negative, Gram-positive and anaerobic infections), including resistant isolates.

In October 2018, we commenced sales of Xerava in the United States. We are commercializing Xerava in the United States using small, targeted commercial and medical affairs groups to build and promote access to Xerava. As of September 30, 2019, we have approximately 31 sales representatives, five regional business directors, two strategic market access executives and approximately nine medical affairs personnel in the field supporting Xerava in the United States.

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

On June 10, 2019, we announced a restructuring of our organization, including a 20% reduction in headcount, designed to focus our cash resources on commercializing Xerava primarily in the hospital setting. This reorganization included the elimination of our internal research function and an exploration of out-licensing opportunities for all of our pipeline of early-stage antibiotics and oncology product candidates. The reduction in headcount did not impact the commercial organization. Following the restructuring, over 50% of our full-time employees are commercial and medical affairs personnel. The total costs associated with the restructuring were $2.4 million.

We commenced business operations in July 2006. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary chemistry technology, identifying potential product candidates, undertaking preclinical studies and clinical trials of our product candidates and initiating commercial sales of Xerava. Prior to October 2018, when we commenced sales of Xerava in the United States, we had not generated any product revenues. For the nine months ended September 30, 2019, we generated $2.1 million in net product revenues from sales of Xerava. We have financed our operations primarily through public offerings and private placements of our equity securities, debt financings, revenue from United States government grants and contract awards and milestone payments from our licensing agreement. As of September 30, 2019, we had received an aggregate of $589.0 million in net proceeds from the issuance of equity securities and borrowings under debt facilities, an aggregate of $60.3 million from government grants and contracts and an aggregate of $14.5 million from licensing agreement milestone payments. As of September 30, 2019, our principal source of liquidity was cash and cash equivalents, which totaled $24.5 million.

As of September 30, 2019, we had an accumulated deficit of $592.8 million. Our net losses were $16.3 million and $19.6 million for the three months ended September 30, 2019 and 2018, respectively. We expect that our expenses will decrease in 2019 compared with 2018, as the lower costs we expect to incur on our IGNITE clinical program, given its completion in 2018, and our restructuring, will offset increased sales, marketing, distribution and outsourced manufacturing expenses related to the launch of Xerava.

We believe that our existing cash and cash equivalents, our projected revenues from sales of Xerava and the net proceeds from our registered direct offering of equity securities completed on November 1, 2019 (Note 15) will not be sufficient to fund our operations for more than one year beyond the filing date of this quarterly report, but only into the third quarter of 2020. As a result, we have concluded that there is substantial doubt regarding our ability to continue as a going concern. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to fund our operations including ongoing spending to commercialize Xerava. Adequate additional financing may not be available to us on acceptable terms, or at all. In light of our limited cash resources, we may also determine to explore strategic alternatives to maximize shareholder value, including the potential sale or merger of us or our assets. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. Moreover, we will need to generate significant revenue to achieve profitability, and we may never do so. Our failure to generate sufficient cash from operations or to raise additional capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Financial overview

Product Revenue

Our lead product, Xerava, received approval on August 27, 2018 for the treatment of cIAI in adults. Following FDA approval of Xerava in the United States, we began selling Xerava in October 2018. We sell Xerava to a limited number of specialty distributors in the U.S., who collectively represent our customers. These customers subsequently resell Xerava to hospitals or other treatment centers. In addition to the agreements with these distributors and the related discounts and fees, we are subject to government mandated rebates, chargebacks, and discounts with respect to the purchase of Xerava. Product revenue is recognized net of reserves for all variable consideration, including discounts, chargebacks, government rebates and product returns. For further discussion of our product revenue, see Note 2, Summary of Significant Accounting Policies to the interim condensed consolidated financial statements in this Form 10-Q.

Collaboration Revenue

In February 2018, we entered into a license agreement with Everest Medicines, whereby we granted Everest Medicines an exclusive license to develop and commercialize eravacycline, for the treatment of cIAI and other indications, in mainland China, Taiwan, Hong Kong, Macau, South Korea and Singapore. We amended this agreement in July 2019 to extend Everest Medicines’ exclusive license to develop and commercialize Xerava to the jurisdictions of the Malaysian Federation, the Kingdom of Thailand, the Republic of Indonesia, the Socialist Republic of Vietnam and the Republic of the Philippines. Terms of this arrangement include various payment types, including upfront license fees, development, regulatory and commercial milestone payments, payments for clinical supply services and royalties on sales revenue. For further discussion of the Everest Medicines collaboration and the related revenue recognition, please see Note 6, Significant Agreements and Contracts to the interim condensed consolidated financial statements.

Government Revenue

Our government revenue has been derived from funding provided under four awards. These awards include a contract from the Biomedical Advanced Research and Development Authority, or BARDA, an agency of the U.S. Department of Health and Human Services, for the development of Xerava for the treatment of disease caused by bacterial biothreat pathogens, two separate awards from the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, for the development of TP-271. These three awards were made to CUBRC, Inc., or CUBRC, an independent, not-for-profit, research corporation that specializes in United States government-based contracts, with which we are collaborating. CUBRC serves as the prime contractor under these awards, primarily carrying out a program management and administrative role with additional responsibility for the management of preclinical studies. The fourth award is from Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, or CARB-X, an international public-private partnership focused on advancing new antimicrobial products to address the threat of antibiotic resistance. For further discussion of our contract and grant revenue agreements and the related revenue recognition, please see Note 6, Significant Agreements and Contracts to the consolidated financial statements.

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

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and laboratory supplies, to each program based on the personnel resources allocated to such program. Expenses related to facilities, consulting, travel, conferences, stock-based compensation and depreciation are not allocated to a program and are separately classified as other research and development expenses. The following table summarizes our research and development expenses on a program-specific basis for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Xerava	$3,695	$5,463	$8,770	$26,218
BARDA Contract	317	213	862	1,229
TP-6076	18	562	1,255	1,471
CARB-X Award	-	253	460	1,613
NIAID Contract	-	693	88	2,097
Other development programs	601	837	2,980	1,849
Other research and development	717	3,644	5,837	9,685
Total research and development expenses	$5,348	$11,665	$20,252	$44,162

Prior to our June 2019 reorganization, research and development activities were central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

As of September 30, 2019, we had incurred an aggregate of $296.6 million in research and development expenses related to the development of Xerava, and $38.6 million in research and development expenses related to the development of Xerava that were funded under the BARDA Contract.

As part of our restructuring, we decided not to engage in further product development, including conducting clinical trials of our product candidates. While we intend to seek to out-license all of our pipeline candidates, there are numerous risks and uncertainties associated with product development by a third-party collaborator.

We have licensed our proprietary chemistry technology from Harvard on an exclusive worldwide basis under a license agreement that we entered into in August 2006. Under our license agreement, as of September 30, 2019, we have incurred expense in aggregate of $16.8 million in up front license fees, sublicense fee and development milestone payments for the licensed Harvard technology. We have also issued 1,569 shares of our common stock to Harvard under the license agreement. We have also agreed to make payments to Harvard upon the achievement of specified future development and regulatory milestones totaling up to $15.1 million for each licensed product candidate ($12.6 million of which has already been paid with respect to eravacycline), and to pay tiered royalties in the single digits based on annual worldwide net sales, if any, of licensed products, by us, our affiliates and our sublicensees. We are also obligated to pay Harvard a specified share of non-royalty sublicensing revenues that we receive from sublicensees for the grant of sublicenses under the license and to reimburse Harvard for specified patent prosecution and maintenance costs.

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

Other Income (Expense)

Other income (expense) consists primarily of interest income, interest expenses and expenses related to the early payment of indebtedness under our term loan facility, which we paid off in August 2019. Interest income consists of interest earned on our cash and cash equivalents. The primary objective of our investment policy is capital preservation. Interest expense consists primarily of interest accrued on our outstanding indebtedness and non-cash interest related to the amortization of debt discount costs associated with our term loan facility with Solar Capital. We expect that our interest expense will decrease in future periods due to the early payment of the term loan in August 2019. For the three-month period ended September 30, 2019, we recorded a one-time loss from debt extinguishment of $1.6 million as the difference between the net carrying amount of the indebtedness under the term loan facility and the amount paid.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes the results of our operations for the three months ended September 30, 2019 and 2018, together with the changes in those items in dollars:

Product Revenue

	Three Months Ended
	September 30,		Increase/
	2019	2018	(decrease)
	(in thousands)
Revenue:
Product revenue, net	$978	$-	978
License and collaboration revenue	2,000	-	2,000
Government revenue	362	1,151	(789)
Total revenue	3,340	1,151	2,189
Operating expenses:
Cost of revenue - product sales	882	-	882
Cost of revenue - intangible asset amortization	98	-	98
Research and development	5,348	11,665	(6,317)
Selling, general and administrative	11,350	9,481	1,869
Total operating expenses	17,678	21,146	(3,468)
Loss from operations	(14,338)	(19,995)	5,657
Loss on extinguishment of debt	(1,568)	-	(1,568)
Other income	-	-	-
Interest income	252	437	(185)
Interest expense	(650)	-	(650)
Net loss	$(16,304)	$(19,558)	$3,254

We initiated sales of Xerava in the United States on October 15, 2018. For the three months ended September 30, 2019, net sales of Xerava were $1.0 million.

Cost of Revenue

Cost of product revenues was $1.0 million for the three months ended September 30, 2019, consisting primarily of manufacturing and distribution costs for Xerava, Xerava net sales-based royalties and the amortization of the intangible asset associated with certain milestones paid to Harvard related to Xerava, with no corresponding amounts in the previous year. All of our manufacturing costs incurred prior to Xerava’s approval have been expensed in research and development expenses and are not included in cost of revenue. We expect cost of revenue to increase as we deplete these inventories manufactured prior to approval.

License and Collaboration Revenue

We recognized $2.0 million in license and collaboration revenue during the three months ended September 30, 2019 from the July 2019 amendment entered into with Everest Medicines.

Revenue from U.S. Government Contracts and Grants

The following table sets forth our government contract and grant revenue for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,		Increase/
	2019	2018	(decrease)
	(in thousands)
Revenues
BARDA Contract	$363	$216	$147
CARB-X Award	-	246	(246)
NIAID Contract	-	689	(689)
	$363	$1,151	$(788)

Government revenue was $0.4 million for the three months ended September 30, 2019 compared to $1.2 million for the three months ended September 30, 2018, a decrease of $0.8 million. This decrease was due to the scope and timing of activities conducted under our subcontract with respect to the CARB-X Award and the BARDA Contract as well as the completion of the NIAID Contract in the first quarter of 2019 and CARB-X Award in second quarter of 2019. Based on current expected duration of these agreements, we expect government revenue to continue to decline.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2019 were $5.3 million compared to $11.7 million for the three months ended September 30, 2018, a decrease of $6.4 million. This decrease was primarily due to a decrease in activity across all of our pipeline programs as compared to the prior year reflecting our determination not to further engage in product development.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2019 were $11.4 million compared to $9.5 million for the three months ended September 30, 2018, an increase of $1.9 million. This increase was primarily due to an increase in commercial related expenses for Xerava.

Other Income (Expense)

Interest expense increased by $0.7 million for the three months ended September 30, 2019 reflecting interest expense under our term loan facility. Interest income decreased by $0.2 million related to the year-over-year decrease in cash and cash equivalents. For the three-month period ended September 30, 2019, we also recorded a one-time loss from debt extinguishment of $1.6 million as the difference between the net carrying amount of the indebtedness under the term loan facility and the amount paid.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table summarizes the results of our operations for the nine months ended September 30, 2019 and 2018, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended
	September 30,		Increase/
	2019	2018	(decrease)
	(in thousands)
Revenues
Product revenue, net	$2,115	$-	2,115
License and collaboration revenue	2,000	9,500	(7,500)
Government revenue	1,571	5,120	(3,549)
Total revenues	5,686	14,620	(8,934)
Operating expenses:
Cost of revenue - product sales	1,353	-	1,353
Cost of revenue - intangible asset amortization	295	-	295
Research and development	20,252	44,162	(23,910)
Selling, general and administrative	39,776	22,350	17,426
Total operating expenses	61,676	66,512	(4,836)
Loss from operations	(55,990)	(51,892)	(4,098)
Loss from extinguishment of debt	(1,568)	-	(1,568)
Other income	250	-	250
Interest income	1,175	1,215	(40)
Interest expense	(2,580)	-	(2,580)
Net loss	$(58,713)	$(50,677)	$(8,036)

Product Revenue

We initiated sales of Xerava, in the United States on October 15, 2018. For the nine months ended September 30, 2019, net sales of Xerava were $2.1 million.

Cost of Revenue

Cost of product revenues was $1.6 million for the nine months ended September 30, 2019, consisting primarily of manufacturing and distribution costs for Xerava, Xerava net sales-based royalties and the amortization of the intangible asset associated with certain milestones paid to Harvard related to Xerava, with no corresponding amounts in the previous year. All of our manufacturing costs incurred prior to Xerava’s approval have been expensed in research and development expenses and are not included in cost of revenue. We expect cost of revenue to increase as we deplete these inventories manufactured prior to approval.

License and Collaboration Revenue

We recognized $2.0 million in license and collaboration revenue during the nine months ended September 30, 2019 from the territory expansion payment received from Everest Medicines. License and collaboration revenue for the same period in 2018 was $9.5 million, related to the initiation of our agreement with Everest Medicines.

Revenue from U.S Government Contracts and Grants

The following table sets forth our government contract and grant revenue for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,		Increase/
	2019	2018	(decrease)
	(in thousands)
Revenues
BARDA Contract	$1,024	$1,243	$(219)
CARB-X Award	452	1,597	(1,145)
NIAID Contract	95	2,280	(2,185)
	$1,571	$5,120	$(3,549)

Government revenue was $1.6 million for the nine months ended September 30, 2019 compared to $5.1 million for the nine months ended September 30, 2018, a decrease of $3.5 million. This decrease was due to the scope and timing of activities conducted under our subcontract with respect to the CARB-X Award and the BARDA and NIAID Contracts. Based on current expected duration of these agreements, we expect government revenue to continue to decline.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2019 were $20.3 million compared to $44.2 million for the nine months ended September 30, 2018, a decrease of $23.9 million. This decrease was primarily due to lower clinical trial costs associated with the IGNITE Phase 3 clinicals trials, which concluded in the first quarter of 2018 and license and milestone payments to Harvard University that occurred in the first and second quarter of 2018. As a result of our determination in connection with the restructuring we announced in June 2019 to discontinue further product development, we expect future research and development costs to decrease significantly.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2019 were $39.8 million compared to $22.4 million for the nine months ended September 30, 2018, an increase of $17.4 million. This increase was primarily due to an increase in commercial related expenses for Xerava.

Other Income (Expense)

Interest expense increased by $2.6 million for the nine months ended September 30, 2019 related to the Solar debt facility put in place in November 2018. Interest income was largely unchanged, as the year-over-year decrease in cash and equivalents was off-set by the temporary increase in cash from the debt facility, which was paid off in August 2019. For the nine-month period ended September 30, 2019, we also recorded a one-time loss from debt extinguishment of $1.6 million as the difference between the net carrying amount of the indebtedness under the term loan facility and the amount paid.

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

As of September 30, 2019, we had cash and cash equivalents of approximately $24.5 million after paying off the Loan Agreement. We invest cash in excess of immediate requirements in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of September 30, 2019, our funds were all held in cash and money market funds.

On January 17, 2017, we entered into a Controlled Equity Offering Sales Agreement, or sales agreement, with Cantor Fitzgerald & Co., or Cantor, as sales agent. On July 7, 2017, we entered into an amendment to the sales agreement, or the amended sales agreement. In accordance with the terms of the amended sales agreement, we may offer and sell through Cantor, from time to time, shares of our common stock up to an aggregate offering price of $80,000,000 through an “at-the-market” offering program. As of September 30, 2019, we had sold an aggregate of 305,522 shares under the agreement at an average price of $129.70 per share and we had received aggregate cash proceeds of $38.2 million, after deducting sales commissions and offering expenses. Under the amended sales agreement, Cantor may sell shares of our common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Select Market or on any other existing trading market for our common stock. We are not obligated to make any sales of shares of our common stock under the amended sales agreement. We or Cantor may suspend or terminate the offering of shares of our common stock upon notice to the other party and subject to other conditions. We will pay Cantor a commission rate equal to 3.0% of the gross proceeds per share sold.

On November 2, 2018, we entered into the Loan Agreement with the Lenders. The Lenders agreed to make available to us term loans in an aggregate principal amount of up to $75.0 million under the Loan Agreement. The Loan Agreement provided a term loan commitment of $50.0 million in two potential tranches: (i) a $30.0 million Term A loan facility funded on November 2, 2018 and (ii) a $20.0 million Term B loan facility to be funded at the request of the Company no later than October 31, 2020, subject to (a) the Company having unrestricted net cash proceeds of not less than $50 million from the issuance and sale of common stock and/or from other business activities and (b) the Company having product revenue greater than or equal to $14.0 million on a six month trailing basis prior to September 30, 2020. Both of these term loans had a maturity date of May 2, 2023. The Loan Agreement also provided access to an additional Term C loan facility in the amount of $25.0 million, to be funded at the Lenders’ sole discretion.

In connection with the Loan Agreement and the funding of the Term A facility, we issued to the Lenders warrants to purchase an aggregate of 20,718 shares of our common stock, equal to 3.00% of the term loan funded divided by the exercise price of $43.44. Each warrant will terminate 10 years from the date of its original issuance.

On August 30, 2019, we paid the Lenders a total of $30.7 million representing the principal balance, accrued interest outstanding and a portion of the final fee under the Loan Agreement in repayment of our outstanding obligations under the Loan Agreement. Upon the payment of the $30.7 million, all our outstanding indebtedness and obligations owing to the Lenders under the Loan Agreement were deemed paid in full. The Loan Agreement and the notes thereunder, as well as the security interests in the assets of the Company securing the Loan Agreement and note obligations, were terminated. The Lenders retained the warrants issued to them in connection with the origination of the Loan Agreement obligations.

On June 24, 2019, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusions on the Nasdaq Global Select Market, referred to as the minimum bid price rule. On September 26, 2019 we affected a 1-for-20 reverse stock split for the purpose of regaining compliance with the minimum bid price rule.

On October 11, 2019, we received notification from the Listing Qualifications Department of the Nasdaq Stock Market that for 10 consecutive business days, the closing bid price of our common stock had been at $1.00 per share or greater, confirming that we had regained compliance with the minimum bid price rule.

On November 1, 2019 we completed a registered direct offering to a healthcare-focused institutional investor priced at-the-market, of (i) 300,000 shares of common stock and accompanying warrants to purchase an aggregate of 300,000 shares of common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 1,830,493 shares of common stock and accompanying warrants to purchase an aggregate of 1,830,493 shares of common stock. Each share of common stock and accompanying common stock warrant were sold together at a combined price of $3.755, and each pre-funded warrant and accompanying common stock warrant were sold together at a combined price of $3.745. Each pre-funded warrant has an exercise price of $0.01 per share, is exercisable immediately and is exercisable until exercised in full. Each common stock warrant has an exercise price of $3.62 per share, is exercisable immediately and expires five years from the date of issuance. The net proceeds from the offering, after deducting the placement agent's fees and other estimated offering expenses payable by us, are approximately $7.0 million.

The following table summarizes our sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Cash Flows from Operations:
Net cash used in operating activities	$(52,731)	$(43,203)
Net cash used in investing activities	(96)	(3,105)
Net cash (used in) provided by financing activities	(30,441)	7,356
Net decrease in cash and cash equivalents	$(83,268)	$(38,952)

Cash Flows from Operating Activities. The $9.5 million increase in cash used in operating activities for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was primarily due to our increased operating loss  compared to the same period in 2018.

Cash Flows from Investing Activities. The $3.0 million decrease in cash used in investing activities for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018 was due to a $3.0 million payment to Harvard upon FDA approval of Xerava during the third quarter 2018.

Cash Flows from Financing Activities. The $37.8 million increase in cash used in financing activities was due principally to the repayment of debt and related fees in August 2019.

Operating Capital Requirements

We expect to incur significant operating losses for at least the next several years as we commercialize Xerava and satisfy our obligations under our license agreement with Harvard.

We believe, based on our current operating plan, that our existing cash and cash equivalents and projected revenues from sales of Xerava, together with the net proceeds from the November 2019 registered direct offering, will be sufficient to fund our operations into the third quarter of 2020. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to fund our operations beyond such time. In light of our limited cash resources, we may also determine to explore strategic alternatives to maximize stockholder value, including the potential sale or merger of us or our assets.

We have based our projections of operating capital requirements and revenues on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. However, because of the numerous risks and uncertainties associated with the commercialization of pharmaceutical products such as Xerava, our estimates of our operating capital requirements may be incorrect. If we are unable to raise capital when needed or if our product revenue does not meet our current projections, or if we determine to explore strategic alternatives but are unable to consummate such a transaction or transactions on a timely basis or at all, we could be forced to significantly scale back or discontinue the commercialization of Xerava and reduce other expenditures, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to Xerava and our other product candidates. In addition, in such circumstance, we would consider seeking protection under the bankruptcy laws in order to continue to pursue potential transactions and conduct a winddown. If we decide to seek protection under the bankruptcy laws, we would expect we would file for bankruptcy at a time that is significantly earlier than when we would otherwise exhaust our cash resources.

Our future funding requirements and our projected revenues will depend on many factors, including, but not limited to:

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

We will need to obtain substantial additional funding in order to successfully commercialize Xerava. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, additional debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we are unable to raise capital when needed or on attractive terms or if our product revenue does not meet our current projections, or if we determine to explore strategic alternatives but we are unable to consummate such a transaction or transactions on a timely basis or at all, we could be forced to significantly delay, scale back or discontinue the commercialization of Xerava or reduce other expenditures, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to Xerava and our other product candidates.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and senior vice president, finance, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and senior vice president, finance concluded that as of September 30, 2019, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this quarterly report on Form 10-Q was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The certifications of our principal executive officer and principal financial officer attached as Exhibits 31.1 and 31.2 to this report include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934 during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

part ii – other information

Item 1. Legal Proceedings

In July 2018, a purported securities class action lawsuit was filed against us, our chief executive officer, our chief scientific officer and the underwriters of our July 2017 public offering, in the United States District Court for the Southern District of New York. The complaint is brought on behalf of an alleged class of those who purchased our securities pursuant and/or traceable to our July and August 2017 public offering and those who purchased our securities between March 8, 2017 and February 13, 2018. The complaint purports to allege claims arising under Sections 10 and 20 of the Exchange Act of 1934, as amended, and Sections 11 and 15 of the Securities Act of 1933, as amended. The complaint generally alleges that the defendants violated the federal securities laws by, among other things, making material misstatements or omissions concerning IGNITE3. The complaint seeks, among other relief, unspecified compensatory damages, attorneys’ fees, and costs. In May 2019, the United States District Court for the Southern District of New York granted the defendants motion to transfer the matter to the United States District Court for the District of Massachusetts. In August 2019, the United States District Court for the District of Massachusetts (the “Massachusetts Federal Court”) granted an unopposed motion for the appointment of a lead plaintiff. In October 2019, the lead plaintiff filed a motion to voluntarily dismiss the case and on October 16, 2019 the Massachusetts Federal Court entered an order dismissing the case.

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

We have incurred annual net operating losses in every year since our inception. Our net loss was $58.7 million for the nine months ended September 30, 2019, $72.2 million for the year ended December 31, 2018 and $114.8 million for the year ended December 31, 2017. As of September 30, 2019, we had an accumulated deficit of $592.8 million. Prior to October 2018, when we commenced sales of Xerava in the United States, we had not generated any product revenues. For the nine months ended September 30, 2019, we generated $2.1 million in net product revenues from sales of Xerava. We have financed our operations primarily through the public offerings and private placements of our equity securities, debt financings, revenue from United States government grants and contract awards and milestone payments from our licensing agreement.

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

Notwithstanding the initiation of sales of Xerava and our 2019 restructuring, we expect to continue to incur significant expenses and operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter to quarter. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

We believe that our existing cash and cash equivalents, our projected revenues from sales of Xerava, will not be sufficient to fund our operations for at least 12 months; only into the third second of 2020. On November 1, 2019, we completed a registered direct offering of equity securities for net proceeds of approximately $7.0 million. As a result of this offering, our cash and cash equivalents are sufficient to fund the Company’s operations into the third quarter of 2020. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to fund our expenses after that time. In light of our limited cash resources, we may also determine to explore strategic alternatives to maximize shareholder value, including the potential sale or merger of us or our assets.

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

Prior to Xerava, we had never commercialized a product candidate for any indication, and we do not plan to commercialize any additional product candidates. Efforts to educate the medical community and third-party payors on the benefits of Xerava may require significant resources and may not be successful. If Xerava does not achieve an adequate level of market acceptance, we may not generate significant product revenues. Therefore, we may not become profitable. If any additional product candidate of ours that a future collaborator develops does not achieve market acceptance, the amounts we could receive under the licensing or collaboration agreement could be limited. We are exploring the degree of market acceptance of Xerava, or any other product candidate that is approved for commercial sale, will depend on a number of factors, including, but not limited to:

•	the efficacy and safety of the product;
•	the potential advantages of the product compared to alternative treatments, including convenience and ease of administration;
•	the prevalence and severity of any side effects;
•	the clinical indications for which the product is approved;
•	limitations or warnings, including distribution or use restrictions;
•	our ability to offer the product for sale at competitive prices;
•	the willingness of physicians to prescribe the product;
•	whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular infections;
•	the strength of marketing and distribution support;
•	the approval of other new products for the same indications;
•	availability and level of coverage and amount of reimbursement from government payors, managed care plans and other third-party payors;
•	the effectiveness of our sales efforts;
•	adverse publicity about the product or favorable publicity about competitive products; and
•	the development of resistance by bacterial strains to the product.

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

Third-party manufacturers are required to comply with current Good Manufacturing Processes, or cGMPs, and similar regulatory requirements outside the United States. Facilities used by our third-party manufacturers must be inspected by the FDA after we submit an NDA, and before potential approval of the product candidate. Similar regulations apply to manufacturers of our product candidates for use or sale in foreign countries. We do not control the manufacturing process and are completely dependent on our third-party manufacturers for compliance with the applicable regulatory requirements for the manufacture of our product candidates. If our manufacturers cannot successfully manufacture material that conforms to the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, they will not be able to secure the applicable approval for their manufacturing facilities. If these facilities are not approved for commercial manufacture, we may need to find alternative manufacturing facilities, which could result in delays in obtaining approval for the applicable product candidate as alternative qualified manufacturing facilities may not be available on a timely basis or at all. In addition, our manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMPs and similar regulatory requirements. Failure by any of our manufacturers to comply with applicable cGMPs or other regulatory requirements could result in sanctions being imposed on us or the contract manufacturer, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of approvals, operating restrictions, interruptions in supply and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates and have a material adverse impact on our business, financial condition and results of operations.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. On October 28, 2019, that deadline was extended from October 31, 2019 to January 31, 2020 to allow the parties to continue to negotiate a withdrawal agreement. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union and could prevent or delay our marketing approval in the European Union or United Kingdom in addition to delaying the pricing arrangements or reimbursements for any approved product candidates. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

We participate in the U.S. Department of Veterans Affairs, or VA, and the Federal Supply Schedule, or FSS, pricing program. Pursuant to applicable law, knowing provision of false information in connection with price reporting under these programs can subject a manufacturer to civil monetary penalties. These program obligations also contain extensive disclosure and certification requirements. If we overcharge the government in connection with our FSS contract or Tricare Agreement, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the regulatory, commercialization and business development expertise of our executive management team, as well as the other principal members of our management, scientific and clinical team. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time. For instance, in December 2017, our former chief medical officer terminated his employment with us, in March 2018, our former chief financial officer terminated her employment with us and in June 2019, our former chief medical officer terminated his employment with us. Also, in connection with our June 2019 restructuring, our board of directors appointed our current chief operating officer as our president and chief executive officer, effective August 1, 2019, with our current president and chief executive officer transitioning to a consulting role.

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

Our common stock is currently listed for quotation on the Nasdaq Global Select Market. We are required to meet specified requirements in order to maintain our listing on the Nasdaq Global Select Market, including, among other things, a minimum bid price of $1.00 per share. On June 24, 2019, we received a deficiency letter from the Listing Qualifications Department, or the Staff, of the Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Select Market. On September 26, 2019 we affected a 1-for-20 reverse stock split for the purpose of regaining compliance with the minimum bid price rule. On October 11, 2019, we received notification from the Listing Qualifications Department of the Nasdaq Stock Market that for 10 consecutive business days, the closing bid price of our common stock had been at $1.00 per share or greater, confirming that we had regained compliance with the minimum bid price rule.

 If in the future we fail to satisfy the Nasdaq Global Select Market’s continued listing requirements, we may transfer to the Nasdaq Capital Market, which generally has lower financial requirements for initial listing, to avoid delisting, or, if we fail to meet its listing requirements, the OTC Bulletin Board. A transfer of our listing to the Nasdaq Capital Market or having our common stock trade on the OTC Bulletin Board could adversely affect the liquidity of our common stock. Any such event could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. We may also face other material adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our stock price.

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

Our stock price may be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, our stock traded within a range of a high price of $1,058.00 per share and a low price of $3.05 per share for the period beginning March 20, 2013, our first day of trading on the Nasdaq Global Select Market, through November 11, 2019. As a result of this volatility, you may not be able to sell your common stock at or above the public offering price. The market price for our common stock may be influenced by many factors, including:

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

The stock market frequently experiences extreme price and volume fluctuations. We have experienced significant declines in our stock price following our announcements that IGNITE2 and IGNITE3, our phase 3 clinical trials for Xerava for the treatment of patients with cUTI, did not meet the primary endpoints of those trials. In addition, the market prices of securities of companies in the biotechnology and pharmaceutical industry have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations could adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. For instance, in January 2016 and March 2016, two class action lawsuits were filed against us, our chief executive officer and certain former executives in the United States District Court for the District of Massachusetts. These cases were subsequently consolidated. The court dismissed the consolidated cases in May 2017 and in November 2017, the plaintiffs withdrew a pending appeal in the United States Court of Appeals for the First Circuit. In addition, in May 2016, a shareholder derivative action was filed against our chief executive officer, certain former executive officers, all the members of our current board of directors, a former board member, and against us as nominal defendant, in Massachusetts Superior Court (Suffolk County). This case was subsequently dismissed by the court without prejudice due to the plaintiff’s failure to properly perfect service of process. Furthermore, in July 2018 a class action lawsuit was filed against us, or chief executive officer, our chief scientific officer and other third parties in the United States District Court for the Southern District of New York in connection with the failure of IGNITE3 to meet its co-primary endpoints. This case was subsequently been moved to the United States District Court for the District of Massachusetts. In August 2019, the United States District Court for the District of Massachusetts (the “Massachusetts Federal Court”) granted an unopposed motion for the appointment of a lead plaintiff. In October 2019, the lead plaintiff filed a motion to voluntarily dismiss the case and on October 16, 2019 the Massachusetts Federal Court entered an order dismissing the case. Due to the volatility in our stock price, we may be the target of similar litigation in the future.

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

The number of shares of common stock underlying our outstanding warrants is significant in relation to our currently outstanding common stock, which could have a negative effect on the market price of our common stock and make it more difficult for us to raise funds through future equity offerings.

As part of our November 2019 registered direct offering, we issued warrants to purchase an aggregate of 2,130,493 shares of common stock at an exercise price of $3.62 per share. As of November 11, 2019, all of these warrants remained outstanding and, upon exercise in full of these warrants, the shares issuable upon exercise would represent a significant portion of our outstanding common stock. The warrants were fully exercisable upon issuance and remain exercisable for five years from their respective dates of issuance. We have registered the issuance of shares upon exercise of these warrants under a registration statements under the Securities Act of 1933, as amended, and, accordingly, such shares can be freely sold into the public market upon issuance, subject to volume limitations applicable to affiliates. Sales of these shares could cause the market price of our common stock to decline significantly. Furthermore, if our stock price rises, the holders of these warrants may be more likely to exercise their warrants and sell a large number of shares, which could negatively impact the market price of our common stock and reduce or eliminate any appreciation in our stock price that might otherwise occur.

We may also find it more difficult to raise additional equity capital while these warrants are outstanding. At any time during which these warrants are likely to be exercised, we may be unable to obtain additional equity capital on more favorable terms from other sources. In addition, the exercise of these warrants would result in a significant increase in the number of our outstanding shares of common stock, which could have the effect of significantly diluting the interest of our current stockholders, and following such exercise the former holders of such warrants could have significant influence over our company as a result of the shares of common stock they acquire upon such exercise.

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

EXHIBIT INDEX

Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	File No.	Date Filed with the SEC	Exhibit Number	Filed Herewith

3.1	Restated Certificate of Incorporation, as amended, of Tetraphase Pharmaceuticals, Inc.					X

10.1	Payoff Letter, entered into as of August 30, 2019, by and among Tetraphase Pharmaceuticals, Inc. and Solar Capital Ltd. as collateral agent and lender, and the other lenders named therein	8-K	001-35837	August 30, 2019	10.1

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2019	TETRAPHASE PHARMACEUTICALS, INC.

	By:	/s/ Christopher Watt
Christopher Watt
Senior Vice President, Finance