Form 10-K
period 2019-12-31
TETRAPHASE PHARMACEUTICALS INC
filed 2020-03-12
CIK 1373707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35837

TETRAPHASE PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5276217
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

480 Arsenal Way

Watertown, Massachusetts 02472

(Address of Principal Executive Offices) (zip code)

Registrant’s telephone number, including area code: (617) 715-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.001 par value	TTPH	Nasdaq Global Select Market

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share (“Common Stock”), held by non-affiliates of the registrant, based on the last reported sale price of the Common Stock on the Nasdaq Global Select Market at the close of business on June 28, 2019, was $17,578,294. For purposes hereof, shares of Common Stock held by each executive officer and director of the registrant and entities affiliated with such executive officers and directors have been excluded from the foregoing calculation because such persons and entities may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock as of March 9, 2020: 7,259,236

Documents incorporated by reference:

None.

TETRAPHASE PHARMACEUTICALS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2019

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

Overview

We are a biopharmaceutical company using our proprietary chemistry technology to create, develop and commercialize novel tetracyclines for serious and life-threatening conditions, including bacterial infections caused by multidrug-resistant, or MDR, bacteria. There is a medical need for new antibiotics as resistance to existing antibiotics increases. In recognition of this need, we developed our product, Xerava (eravacycline), a fully synthetic fluorocycline, as an intravenous, or IV antibiotic for use as a first-line empiric monotherapy for the treatment of MDR infections, including MDR Gram-negative infections, such as those found in complicated intra-abdominal infections, or cIAI.

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

In October 2018, we commenced sales of Xerava in the United States. We are commercializing Xerava in the United States using a small, targeted commercial and medical affairs groups to build and promote access to Xerava. As a result, as of March 3, 2020, we have approximately 27 sales representatives. 3 regional business directors, 3 strategic market access executives and approximately 7 medical affairs personnel supporting Xerava in the United States.

On September 20, 2018, based on the results of IGNITE1, the European Commission, or EC, granted marketing authorization for Xerava for the treatment of cIAI in adults in all 28 countries of the European Union, or EU, plus Norway, Iceland and Liechtenstein. We plan to find a partner to commercialize Xerava in the EU. In February 2018 we entered into a license agreement with Everest Medicines Limited, or Everest Medicines, granting Everest Medicines commercialization rights to eravacycline in China and other Asian territories. In June 2018, Everest Medicines submitted an Investigational New Drug, or IND, application to the China National Medical Products Administration (formerly China FDA) for a phase 3 clinical trial of eravacycline in cIAI. The application was approved, and Everest Medicines began enrolling patients in this phase 3 trial in the second quarter of 2019.

We believe that the ability of Xerava to cover MDR Gram-negative bacteria, as well as MDR Gram-positive, anaerobic and atypical bacteria, may enable Xerava to become the drug of choice for first-line empiric treatment of patients with cIAI. In in vitro studies, Xerava has demonstrated the ability to cover a wide variety of MDR Gram-negative, Gram-positive, anaerobic and atypical bacteria, including MDR Klebsiella pneumoniae and MDR Acinetobacter. Multidrug-resistant Klebsiella pneumoniae (carbapenem-resistant Enterobacteriaceae [CRE]) and MDR Acinetobacter are listed as urgent threats and Extended-spectrum beta-lactamase (ESBL)-producing Enterobacteriaceae is listed as serious threats by the Centers for Disease Control and Prevention, or CDC, in a 2019 report. They are also listed as “Priority 1; Critical Pathogens” in the World Health Organization’s priority pathogens list for R&D, published in February 2017. CREs were a confirmed area of great concern by the World Health Organization in an April 2014 global surveillance report. Gram-negative bacteria that are resistant to multiple available existing antibiotics are increasingly common and a growing threat to public health.

In addition to Xerava, we have also developed other fluorocycline antibiotic compounds, TP-6076 and TP-271, and TP-2846, a tetracycline for the treatment of acute myeloid leukemia. We developed TP-6076, a fully-synthetic fluorocycline derivative, as a lead candidate under our second-generation program to target unmet medical needs, including MDR Gram-negative bacteria such as carbapenem-resistant Enterobacteriaceae and carbapenem-resistant or pan-resistant Acinetobacter baumanii. To date, we have conducted phase 1 single-ascending and multiple-ascending dose studies evaluating the safety, tolerability and pharmacokinetics of IV TP-6076 in healthy volunteers. We also conducted a Phase 1 study to assess the bronchopulmonary disposition, pharmacokinetics, and safety of TP-6076 in healthy volunteers. TP-271 is a fully-synthetic fluorocycline that we developed for respiratory disease caused by bacterial biothreat and antibiotic-resistant public health pathogens, as well as bacterial pathogens associated with community-acquired bacterial pneumonia. To date, we have completed single-ascending and multiple-ascending dose trials for IV and oral formulations of TP-271. We have completed pre-clinical toxicology studies for TP-2846 and intend to file an IND with the FDA for TP-2846 upon identifying a partner. We are seeing to out-license each of these product candidates.

In June 2019, we announced a restructuring of our organization, including a 20% reduction in headcount, designed to focus our cash resources on commercializing Xerava primarily in the hospital setting. This reorganization included the elimination of our internal research function. As part of our restructuring, we decided not to engage in further product development, including conducting clinical trials of our product candidates, and are exploring out-licensing opportunities for all of our pipeline of early-stage antibiotics and oncology product candidates.

Going Concern

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of December 31, 2019, we had cash, cash equivalents and short-term investments of $21.2 million. Based on our recurring losses and cash outflows from operations since inception, expectation of continuing operating losses and cash outflows from operations for the foreseeable future and the need to raise additional capital to finance our future operations, we have concluded that there is substantial doubt about our ability to continue as a going concern. For a further discussion of our liquidity, please refer to Part II, Item 7 of this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Funding Requirements” and Note 1 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Drug-Resistant Antibiotic Market

Physicians commonly prescribe antibiotics to treat patients with acute and chronic infectious diseases that are either presumed or known to be caused by bacteria. Inappropriate use of antibiotics and lack of new therapies has resulted in a rapid increase in bacterial infections that are resistant to multiple antibacterial agents. Global microbial resistance, including bacteria, viruses and fungi, now results in the death of at least 700,000 people each year, according to The Review on Antimicrobial Resistance, an analysis commissioned by the U.K. government in 2016. The report predicts that failing to develop effective treatments for drug-resistant bacteria by 2050 would lead to 10 million extra deaths a year. Further, in a 2019 report, the CDC estimated that every year in the United States, more than 2.8 million people acquire serious infections that are resistant to one or more of the antibiotics designed to treat those infections, with at least 35,000 dying as a result, and many more dying from other conditions that are complicated by the occurrence of an antibiotic-resistant infection. These antibiotic-resistant infections add considerable and avoidable costs to the United States healthcare system. In a September 2013 report, the CDC noted that the total economic cost of antibiotic-resistant infections to the United States economy has been estimated to be as high as $20 billion in excess direct healthcare costs. Over the last decade there has been an increase in antibiotics that target resistant Gram-positive bacteria, but there still remain limited therapeutic options for resistant Gram-negative infections. According to the CDC, among all of the bacterial resistance problems, Gram-negative pathogens are particularly worrisome because they are becoming resistant to nearly all drugs that would be considered for treatment, with the most serious Gram-negative infections being healthcare associated and the most common pathogens being Enterobacteriaceae, Pseudomonas aeruginosa and Acinetobacter.

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

A nationwide electronic database looked at the prevalence of Gram-negative resistance from 2008-2015 in U.S. hospitals and it showed MDR rates continuing to increase. Out of the 3,158,349 isolates tested, 5.3% were considered MDR pathogens. Five bacteria accounted for 92.7% of all MDR isolates:  E coli (39.4%), P aeruginosa (29.4%), K pneumoniae (13.2%), A baumannii (5.4%) and Enterobacter spp (5.2%). The highest rate of MDR was associated with the onset in hospital setting (11.4%), followed by the admission period (6.6%), and the ambulatory setting (3.5%). In the database, 42.9% of A baumannii were MDR isolates. The rate of MDR A baumannii was highest in the inpatient setting (58.6% of isolates from all body sources), followed by admission setting (43.2%), and ambulatory setting (24.8%).

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

Carbapenem Overuse and Increased Resistance. Carbapenems, such as meropenem and ertapenem, are considered the empiric drugs of choice for the treatment of a suspected or document cIAI caused by extended-spectrum beta-lactamase, or ESBL, producing Enterobacteriaceae. Finding alternatives to carbapenems for treatment of infections caused by ESBL-producing Enterobacteriaceae is an urgent medical need. Because ESBL producers are frequently also resistant to fluoroquinolones and piperacillin/tazobactam the options are scarce. The use of carbapenems is growing, which has led to increased resistance. In 2010, carbapenems were used for more than 8 million patient days of therapy, or DOTs, a number which doubled to 16 million DOTs by 2015. In parallel with this increased utilization, carbapenem-resistant enterobacteriaceae, or CRE, has been observed. Increased use of carbapenems is also associated with a higher rate of carbapenem-resistant Pseudomonas aeruginosa and Acinetobacter baumannii.

Penicillin Allergies. It is estimated that 10% of individuals in the United States report having a penicillin allergy which may limit empiric treatment options for serious infections including cIAI. Commonly prescribed alternatives to penicillin include fluoroquinolones, aztreonam or an aminoglycoside. However, these agents do not routinely provide adequate in vitro activity against the common Gram-negative pathogens which cause cIAI. Fluoroquinolones, which are the most commonly prescribed class in patients with penicillin allergies, have a black boxed warning due to serious side effects and are also associated with developing Clostridioides difficile (formerly known as Clostridium difficile), or C. difficile, infection.

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

Based on our belief that Xerava has each of these characteristics, our goal is to develop Xerava to be the drug of choice for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including MDR Gram-negative infections such as those found in cIAI.

Xerava (Eravacycline)

Overview

We developed Xerava using our proprietary chemistry technology as an IV antibiotic for use as a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including MDR Gram-negative infections such as those found in cIAI. On August 27, 2018, the FDA approved Xerava for the treatment of cIAI in adults. On September 20, 2018, the EC granted marketing authorization for Xerava for the treatment of cIAI in adults in all 28 countries of the EU, Norway, Iceland and Liechtenstein. Approval of Xerava in both the United States and in the EU was based on our IGNITE (Investigating Gram-Negative Infections Treated with Eravacycline) phase 3 program in cIAI. We initiated sales of Xerava in the United States on October 15, 2018. For the year ended December 31, 2019, net sales of Xerava were $3.6 million. We plan to find a partner to commercialize Xerava in the EU.

We received approval for Xerava in the US and EU based on the results of our IGNITE1 and IGNITE4 phase 3 clinical trials evaluating the safety and efficacy of Xerava with IV administration for the treatment of cIAI. In each of IGNITE1 and IGNITE4, Xerava met the primary endpoint of statistical non-inferiority compared to the control therapy for the trial and those trials formed the basis of the approval of Xerava by the FDA for the treatment of cIAI.

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

•

Lower probability of drug resistance. In the clinical trials and preclinical studies of Xerava that we have conducted for the treatment of cIAI, we have seen little decrease in susceptibility that would suggest increased resistance to Xerava. We believe that, as a fluorocycline, Xerava is not subject to tetracycline-specific mechanisms of drug resistance in certain MDR pathogens.

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

•

Lower risk of C. difficile colitis. Xerava, like other tetracycline class antibiotics, has shown activity against C. difficile in in vitro studies and, therefore, may be associated with a lower risk of C. difficile colitis compared with other broad-spectrum antibiotics.

•

Convenient dosing regimen. In our clinical trials, we have dosed Xerava once or twice a day as a monotherapy. We believe that Xerava will be able to be administered as a first-line empiric monotherapy with twice-daily dosing, avoiding the need for complicated dosing regimens typical of multi-drug cocktails and the increased risk of negative drug-drug interactions inherent to multi-drug cocktails.

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

Product Pipeline

We have developed three additional product candidates - TP-6076, a fully-synthetic fluorocycline derivative designed to target unmet medical needs, including MDR Gram-negative bacteria such as Acinetobacter baumannii; TP-271 is a fully-synthetic, broad-spectrum fluorocycline, for the treatment of respiratory diseases caused by bacterial biothreat pathogens; and TP-2846 a fully-synthetic tetracycline that we are developing for the treatment of AML. In June 2019, we determined to cease all work relating to these product candidates, including conducting any additional pre-clinical or clinical trials for any of these product candidates due to a lack of human and financial resources. We are seeking to outlicense each of these product candidates.

Sales and Marketing

We have established a targeted commercial organization in the United States to support the launch of Xerava in the United States. As of March 3, 2020, we had approximately 27 sales representatives, 3 regional business directors, 3 strategic market access executives and 7 medical affairs personnel supporting Xerava. Our sales force has on average 25 years of hospital sales experience and launching antibiotics. We also have tenured and focused marketing and sales operations teams located at our headquarters in Watertown, Massachusetts.

Our commercialization strategy is to develop Xerava into a first-line empiric monotherapy for the treatment of multidrug-resistant infections, including MDR Gram-negative infections such as those found in cIAI. We have retained worldwide commercial rights to all of our product candidates other than Xerava in China and other Asian territories. We exclusively licensed our commercial rights to Xerava in China and other Asian territories to Everest Medicines Limited in February 2018. In the future we may enter into additional regional licensing transactions similar to the Everest license agreement. We intend to retain control over the commercial execution of Xerava and any product candidate in the United States. We plan to seek a partner to commercialize Xerava in the EU.

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

Under the Patheon agreement, we are required to submit to Patheon by a date in June of a calendar year the forecast for the following two years that sets forth the total quantity of Xerava commercial supply that we expect to order from Patheon during that period. Patheon has no obligation to manufacture the Xerava commercial supply in accordance with any forecast which is increased by a certain percentage above the previously forecast amount.

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

Finorga SAS Commercial Supply Agreement

In October 2017, we and Finorga SAS, or Novasep, entered into a Commercial Supply Agreement, or the Novasep agreement. Under the Novasep agreement, Novasep will, pursuant to accepted purchase orders entered into under the Novasep agreement, manufacture for commercial supply the active pharmaceutical ingredient, or API, for Xerava for us.

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

As of February 25, 2020, we owned 12 U.S. patents, 81 foreign patents, eight pending U.S. patent applications, one pending application filed under the Patent Cooperation Treaty, or PCT, and 65 pending foreign patent applications in Europe and 20 other jurisdictions. The PCT is an international patent law treaty that provides a unified procedure for filing a single initial patent application for an invention simultaneously in each of the member states. Although a PCT application is not itself examined and cannot issue as a patent, it allows the applicant to seek protection in any of the member states through national-phase applications. In addition, we have exclusively licensed from Harvard University rights under 12 U.S. patents, 34 foreign patents, two pending U.S. patent application and six pending foreign patent applications in Europe and ten other jurisdictions. Certain of our patents and patent applications are directed to the composition of matter and/or use of Xerava and patents have granted, or applications are pending in the United States, Europe, Japan and other countries.

Tetraphase-Owned Intellectual Property Relating to Xerava and Other Compounds Under Development

We have patent applications directed to the composition of matter and/or use of Xerava and other fluorocyclines pending in the United States and other countries. In addition, patents specific to the composition of matter, pharmaceutical compositions and/or use of Xerava have been granted in the United States, Europe, Argentina, Australia, China, Colombia, India, Japan, Korea, Mexico, New Zealand, Hong Kong, Taiwan, Israel and Singapore. The granted patents have an expiration date of August 7, 2029, and any patents that may issue from the pending applications will also have an expiration date of August 7, 2029, absent any term extensions or adjustments that may be available. The term of one of the United States patents has received 508 days of patent term adjustment under the America Invents Act.

We have filed applications for Supplementary Protection Certificates (SPCs) based on European Patent No. 2323972 directed to the composition of matter and use of Xerava. Some applications have granted and others are pending.

We have a pending U.S patent application and pending foreign patent applications directed to crystalline forms of Xerava. Any patents that may issue based on the pending applications will have an expiration date no earlier than 2037.

We have also filed patent applications directed to the composition of matter and use of various derivatives of tetracycline and pentacycline (a tetracycline scaffold extended to five rings) in the United States, Europe and other foreign countries. Any patents that might issue from these pending applications will have an expiration date no earlier than 2030, with some expiration dates as late as 2037.

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

Exclusively Licensed Intellectual Property Relating to Pentacycline and Tetracycline Derivatives

Our license from Harvard also includes patents and patent applications directed to the composition of matter and use of other novel tetracycline or pentacycline derivatives. Patents have been granted or applications are pending in the United States, Europe and other countries. Any patents that might issue from these pending applications will have an expiration date no earlier than 2027.

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

Trademark Applications Relating to the Company Nam, Logo and Xerava Product

As of February 19, 2020, TETRAPHASE PHARMACEUTICALS, our logo, and combinations of those are registered in the United States. TETRAPHASE PHARMACEUTICALS is either registered or pending in twelve other jurisdictions, the logo is pending or registered in the same twelve jurisdictions, the combination of the name and logo is pending in three of those jurisdictions, and two TETRAPHASE PHARMACEUTICALS Chinese character marks are registered in China. We own a trademark registration in the United States for Xerava, the proprietary name for the Xerava product.

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

In consideration for the rights granted to us by Harvard under the license agreement, as of December 31, 2019, we have paid Harvard an aggregate of $16.8 million in upfront license fees, sublicense fees and development milestone payments and issued 1,568 shares of our common stock to Harvard. We have also agreed to make payments to Harvard upon the achievement of specified future development and regulatory milestones totaling up to $15.1 million for each licensed product candidate ($12.6 million of which has already been paid with respect to Xerava), and to pay tiered royalties in the single digits based on annual worldwide net sales, if any, of licensed products by us, our affiliates and sublicensees in certain circumstances. We are also obligated to pay Harvard a specified share of non-royalty sublicensing and other revenues that we receive from sublicensees for the grant of sublicenses under the license in certain circumstances, and to reimburse Harvard for specified patent prosecution and maintenance costs.

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

Government Contracts

Xerava

We received funding for Xerava under an award from Biomedical Advanced Research and Development Authority, or BARDA, an agency of the U.S. Department of Health and Human Services. In January 2012, BARDA awarded to CUBRC, Inc., or CUBRC, an independent, not-for-profit, research corporation that specializes in United States government-based contracts, with which we collaborated, a five-year contract that provided a total of up to $67.3 million in funding. The BARDA Contract contemplated that CUBRC would collaborate with us on the development, manufacturing and clinical evaluation of a novel tetracycline antibiotic with potential as an empiric countermeasure for respiratory diseases caused by biothreat and antibiotic-resistant public health pathogens, including Francisella tularensis, which causes tularemia, Yersinia pestis, which causes plague, and Bacillus anthracis, which causes anthrax disease, as well as bacterial pathogens associated with moderate-to-severe CABP and other serious hospital infections. The BARDA Contract also provided funding for certain activities in the development of Xerava to treat certain infections caused by life-threatening multidrug-resistant bacteria. In connection with the BARDA Contract, in February 2012, we entered into a cost-plus-fixed-fee subcontract with CUBRC under which we received $41.3 million to fund specific work performed by us related to Xerava.

We collaborated with CUBRC in seeking government funding of this development program because we did not have any expertise in bidding for, or the administration and management of, government-funded contracts. Because CUBRC had the expertise to manage and administer awards issued by government funding agencies, we agreed with CUBRC that CUBRC would serve as the prime contractor under the BARDA Contract, primarily carrying out a program management and administrative role with additional responsibility for the management of certain preclinical studies. We served as lead technical experts on all aspects of the BARDA Contract and served as a subcontractor of CUBRC responsible for management of chemistry, manufacturing and control activities and clinical studies. The terms of the subcontract between us and CUBRC expired on December 31, 2019.

TP-6076

Our program to develop TP-6076 was partially covered by an award from Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, or CARB-X, an international public-private partnership focused on advancing new antimicrobial products to address the threat of antibiotic resistance. In March 2017, CARB-X selected the Company to receive up to $4.0 million in research funding over eighteen months for TP-6076. In connection with this funding, the Company entered into a cost reimbursement Sub-Award Agreement with the Trustees of Boston University, the administrator of the program. The Sub-Award Agreement expired on June 30, 2019. The Company received payments totaling $3.2M during the life of this award. Our obligations under this Sub-Award Agreement have been met in full as of December 31, 2019.

TP-271

Our program to develop TP-271 was funded by the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, through the NIAID Contract, an agreement that provided $35.8 million in funding that NIAID awarded to CUBRC in October 2011. The NIAID Contract contemplated that CUBRC would collaborate with us on the development, manufacturing and clinical evaluation of a novel broad-spectrum tetracycline antibiotic for respiratory diseases caused by biothreat and antibiotic-resistant public health pathogens, including Francisella tularensis, Yersinia pestis and Bacillus anthracis, as well as bacterial pathogens associated with CABP.

In connection with the NIAID Contract, in October 2011, we entered into a subcontract with CUBRC under which we received funding of $16.3 million, reflecting the portion of the NIAID Contract funding that was paid to us for our activities. The term of the NIAID subcontract expired on March 31, 2019. Our obligations under the NIAID Contract had been met in full as of December 31, 2019.

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

Under the terms of the Everest license agreement, we received from Everest Medicines an upfront cash payment of $7.0 million and are entitled to receive up to an aggregate of $16.5 million in clinical development and regulatory milestone payments and up to $20.0 million provided that certain sales thresholds are met. Through December 31, 2019, we have received $5.5 million from Everest Medicines in clinical development and regulatory milestones. There can be no guarantee that any such milestones or sales thresholds will in fact be met. We are obligated to make certain payments to Harvard based on amounts received from Everest Medicines under the Everest license agreement pursuant to the existing license agreement by and between Harvard and us.

In addition, on July 29, 2019, we amended our original agreement with Everest Medicines to extend Everest Medicines’ exclusive license to develop and commercialize Xerava to the jurisdictions of the Malaysian Federation, the Kingdom of Thailand, the Republic of Indonesia, the Socialist Republic of Vietnam and the Republic of the Philippines. Under the terms of this amendment, we received from Everest Medicines an upfront, nonrefundable cash payment of $2.0 million in September 2019. As with the milestones discussed above, we were obligated to make certain payments to Harvard based on amounts received from Everest under this amendment pursuant to the existing license agreement by and between Harvard and us. During the fourth quarter of 2019, we paid Harvard $0.4 million related to this milestone.

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

We are selling Xerava as an IV antibiotic for use as a first-line empiric monotherapy for the treatment of cIAI. Xerava competes with a number of antibiotics that are currently marketed for the treatment of cIAI and other multidrug resistant infections, including meropenem, which is marketed by AstraZeneca as Merrem, imipenem/cilastatin, which is sold by Merck & Co., or Merck, as Primaxin, tigecycline, which was marketed by Pfizer as Tygacil, piperacillin/tazobactam, which is marketed by Pfizer as Zosyn, ceftolozane/tazobactam and imipenem/relebactam, which are marketed by Merck as Zerbaxa and Recarbrio, and ceftazidime/avibactam, which is marketed by Allergan, Inc. as Avycaz, meropenem and vaborbactam, which is marketed by Melinta Therapeutics as Vabomere, We also expect that Xerava will compete with future and current generic versions of marketed antibiotics.

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

The FDA may give a priority review designation to drugs that offer major advances in treatment for a serious condition or provide a treatment where no adequate therapy exists. Most products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Under the new PDUFA agreement, these six and ten-month review periods are measured from the “filing” date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission.

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

Employees

As of March 3, 2020, we had 67 employees, of which 67 are full-time employees, 38 of whom were primarily engaged in the commercialization and support of the commercialization of Xerava and none of whom were primarily engaged in research and development activities. A total of 9 employees have an M.D., PharmD or Ph.D. degree. None of our employees is represented by a labor union and we consider our employee relations to be good.

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

We have incurred annual net operating losses in every year since our inception. Our net loss was $70.1 million for the year ended December 31, 2019 and $72.2 million for the year ended December 31, 2018. As noted below, we and our auditors have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of December 31, 2019, we had an accumulated deficit of $604.1 million. Prior to October 2018, when we commenced sales of Xerava in the United States, we had not generated any product revenues. For the year ended December 31, 2019, we generated $3.6 million in net product revenues from sales of Xerava. We have financed our operations primarily through the public offerings and private placements of our equity securities, debt financings, revenue from United States government grants and contract awards and milestone payments from our licensing agreement with Everest Medicines.

In the third quarter of 2018, we received marketing approval in the United States and in Europe for Xerava for the treatment of complicated intra-abdominal infections, or cIAI. Prior to the marketing approval of Xerava we had devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development. In June 2019, we determined to devote all of our financial resources and efforts to supporting the ongoing commercialization of Xerava and announced a restructuring of our organization, including a 20% reduction in headcount, designed to focus our cash resources on commercializing Xerava primarily in the hospital setting. As a result of the restructuring, we eliminated our internal research function and determined to explore out-licensing opportunities for our pipeline of early-stage antibiotics and oncology product candidates.

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

We expect that our expenses will decrease in 2020 compared with 2019, as the cost savings associated with our June 2019 restructuring are expected to continue in 2020. Our expenses could increase if and as we:

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

We believe, based on our current operating plan, that our existing cash and cash equivalents as of December 31, 2019 and our projected revenues from sales of Xerava, together with the net proceeds of approximately $15.9 million from our registered direct offering and concurrent private placement of equity securities in January 2020, will be sufficient to fund our operations into the first quarter of 2021, however, we have based this estimate on assumptions that may prove to be wrong, and our capital resources may be utilized faster than we currently expect. As of December 31, 2019, management has further assessed this risk and, in accordance with the requirements of Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), or ASC 205-40, determined that there is substantial doubt about our ability to continue as a going concern. There is no assurance that we will be successful in obtaining additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises or management plans to reduce costs that are not considered probable in their assessment of our ability to meet our obligations. If we are unable to obtain funding, we may be required to delay, reduce or eliminate our commercialization efforts, which could adversely affect our business prospects, and we may be unable to continue operations. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to fund our expenses after that time. In light of our limited cash resources, we are exploring strategic alternatives to maximize shareholder value, including the potential sale or merger of us or our assets.

Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, although we are exploring out-licensing opportunities for our pipeline of early-stage antibiotics and oncology product candidates, there can be no assurance that we will be able to out-license these on a timely basis or on terms that are favorable to us, or at all. Our failure to raise capital through financing or a license of our pipeline as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We could be forced to significantly scale back or discontinue the commercialization of Xerava and reduce other expenditures, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to Xerava and our other product candidates. In addition, in such circumstance, we would consider seeking protection under the bankruptcy laws in order to continue to pursue potential transactions and conduct a wind-down of our company. If we decide to seek protection under the bankruptcy laws, we would expect that we would file for bankruptcy at a time that is significantly earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

Our future funding requirements, both short-term and long-term, will depend on many factors, including, but not limited to:

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

•	the costs of maintaining and protecting our intellectual property rights and defending against intellectual property related claims;
•	the extent to which we in-license or acquire other products and technologies; and
•	our ability to continue as a going concern.

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

We believe, based on our current operating plan, that our existing cash and cash equivalents as of December 31, 2019 and our projected revenues from sales of Xerava, together with the net proceeds of approximately $15.9 million from our registered direct offering and concurrent private placement of equity securities in January 2020, will be sufficient to fund our operations into the first quarter of 2021, however, we have based this estimate on assumptions that may prove to be wrong, and our capital resources may be utilized faster than we currently expect. The report from our independent registered public accounting firm for the year ended December 31, 2019 includes an explanatory paragraph stating that our recurring losses from operations, limited financial resources and the need to raise additional capital to finance our future operations raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, we may be forced to delay or reduce the scope of our commercialization efforts, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. Future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all.

We have no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.

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

We have invested a significant portion of our efforts and financial resources in the development of Xerava for use as a first-line empiric monotherapy for the treatment of multidrug-resistant, or MDR, infections. We obtained marketing approval for Xerava for the treatment of cIAI in the United States and in Europe in the third quarter of 2018. Our prospects are substantially dependent on our ability to successfully commercialize Xerava for the treatment of cIAI. The success of Xerava will depend on several factors, including the following:

•	continue growing sales of Xerava in the United States;
•	acceptance of Xerava by the medical community, hospital formularies and patients;
•	obtainment and maintenance of patent and trade secret protection and regulatory exclusivity;
•	protection of our rights in our intellectual property portfolio;
•	successful manufacturing of Xerava;

•	favorable results of any additional clinical trials involving Xerava that we or others may conduct;
•	competition with other therapies; and
•	a continued acceptable safety profile of Xerava.

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

In addition, the potential market opportunity for Xerava or any product candidate is difficult to estimate. Our estimates of the potential market opportunity for Xerava are predicated on several key assumptions such as industry knowledge, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management and are inherently uncertain, and the reasonableness of these assumptions has not been assessed by an independent source. If any of the assumptions proves to be inaccurate, then the actual market for Xerava could be smaller than our estimates of the potential market opportunity. If the actual market for Xerava is smaller than we expect, or if the product fails to achieve an adequate level of acceptance by physicians, health care payors and patients, our product revenue may be limited, and it may be more difficult for us to achieve or maintain profitability.

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

Xerava competes with a number of antibiotics that are currently marketed for the treatment of cIAI and other multidrug resistant infections, including meropenem, which is marketed by AstraZeneca as Merrem, imipenem/cilastatin, which is sold by Merck & Co., or Merck, as Primaxin, tigecycline, which is marketed by Pfizer as Tygacil, piperacillin/tazobactam, which is marketed by Pfizer as Zosyn, ceftolozane/tazobactam and imipenem/relebactam, which are marketed by Merck as Zerbaxa and Recarbrio, and ceftazidime/avibactam, which is marketed by Allergan, Inc., as Avycaz, meropenem and vaborbactam, which is marketed by Melinta Therapeutics as Vabomere, We also expect that Xerava will compete with future and current generic versions of marketed antibiotics.

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

We do not plan to conduct any additional clinical registration trials of Xerava or any of our product candidates other than FDA required post approval Phase IV trials. However, if we determine to resume clinical development of any product candidates or license any product candidates to third parties for development, we or our collaborators will be subject to the risk that such clinical trials fail to demonstrate safety and efficacy to the satisfaction of the FDA or comparable foreign regulatory authorities or do not otherwise produce favorable results, and we or our collaborators may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidate.

A company is not permitted to commercialize, market, promote, or sell any product candidate in the United States without obtaining marketing approval from the FDA or in other countries without obtaining approvals from comparable foreign regulatory authorities, such as the European Medicines Agency, or EMA, and may never receive such approvals. In addition, the company must complete extensive preclinical development and clinical trials to demonstrate the safety and efficacy of its product candidates in humans before it will be able to obtain these approvals. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome.

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

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our products and product candidates and use our proprietary chemistry technology without infringing the intellectual property and other proprietary rights of third parties. Numerous third-party U.S. and non-U.S. issued patents and pending applications exist in the area of antibacterial treatment, including compounds, formulations, treatment methods and synthetic processes that may be applied towards the synthesis of antibiotics. If any of these patents or patent applications cover our product candidates or technologies, we may not be free to manufacture or market our product candidates as planned.

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

If we are found to infringe a third party’s intellectual property rights, we could be ordered by a court to cease developing, manufacturing, using, selling or offering for sale the infringing product. Alternatively, we may conclude that we need to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product or product candidate. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

We own trademark registrations for TETRAPHASE PHARMACEUTICALS, our logo, and combinations of those in the United States. TETRAPHASE PHARMACEUTICALS is either registered or pending in twelve other jurisdictions, the logo is pending or registered in the same twelve jurisdictions, and the combination of the name and logo is registered or pending in three of those jurisdictions and two TETRAPHASE PHARMACEUTICALS Chinese character marks are registered in China. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business.

We own a trademark registration in the United States for Xerava, the proprietary name for the Xerava product.

We own two registrations and one application to register the Xerava trademark in three jurisdictions outside the United States and the availability of the proposed names for registration and use in foreign jurisdictions is not known. In addition, in the United States Patent and Trademark Office and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to seek to cancel registered trademarks. Cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. We have also obtained registration for our product design mark in four jurisdictions, including the United States.

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

Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad and may limit our ability to generate revenue from product sales.

In order to market and sell our products in the European Union and many other jurisdictions, we, and any future collaborators, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. We, and any future collaborators, may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA.

In many countries outside the United States, a product candidate must also be approved for reimbursement before it can be sold in that country. In some cases, the price that we intend to charge for our products, if approved, is also subject to approval. Obtaining non-U.S. regulatory approvals and compliance with non-U.S. regulatory requirements could result in significant delays, difficulties and costs for us and any future collaborators and could delay or prevent the introduction of our product candidates in certain countries. In addition, if we or any future collaborators fail to obtain the non-U.S. approvals required to market our product candidates outside the United States or if we or any future collaborators fail to comply with applicable non-U.S. regulatory requirements, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business, financial condition, results of operations and prospects may be adversely affected.

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached. Much remains open but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020. If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption. The Prime Minister has also indicated that the United Kingdom will not accept high regulatory alignment with the European Union.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

An increase in the frequency or severity of adverse events, or repeated product complaints or malfunctions, may result in a voluntary or involuntary product recall, which could divert managerial and financial resources, impair our ability to manufacture our products in a cost-effective and timely manner and have an adverse effect on our reputation, financial condition, and operating results.

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

The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance or reporting requirements in multiple jurisdictions increase the possibility that we or our partners may fail to comply fully with one or more of these requirements, and we will be required to spend substantial time and money to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations. If governmental authorities find that our operations violate any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and we may be required to curtail or restructure our operations, any of which could adversely affect our ability to operate our business and our financial results. Moreover, we expect that there will continue to be federal and state laws and regulations, proposed and implemented, that could impact our operations and business. The extent to which future legislation or regulations, if any, relating to healthcare fraud and abuse laws or enforcement may be enacted or what effect such legislation or regulation would have on our business remains uncertain.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the regulatory, commercialization and business development expertise of our executive management team, as well as the other principal members of our management, scientific and clinical team. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time. For instance, in December 2017, our former chief medical officer terminated his employment with us, in March 2018, our former chief financial officer terminated her employment with us and in June 2019, our former chief medical officer terminated his employment with us. Also, in connection with our June 2019 restructuring, our board of directors appointed our then chief operating officer as our president and chief executive officer, effective August 1, 2019, with our then president and chief executive officer transitioning to a consulting role.

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

We have reduced the size of our organization, and we may encounter difficulties in managing our business as a result of this reduction, or the attrition that may occur following this reduction, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from the reduction.

In June 2019, we authorized the implementation of a restructuring of our organization, including a 20% reduction in headcount, designed to focus our cash resources on commercializing Xerava primarily in the hospital setting. The restructuring, and the attrition thereafter , resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity and nature of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel. This will be made more challenging given the restructuring described above, ongoing attrition and additional measures we may take to reduce costs. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities, and devote a substantial amount of time to managing these organizational changes. Further, the restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended reduction in headcount and reduced employee morale. In addition, the restructuring may result in employees who were not affected by the reduction in headcount seeking alternate employment, which would result in us seeking contract support at unplanned additional expense. In addition, we may not achieve anticipated benefits from the restructuring. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, loss of business opportunities, loss of employees and reduced productivity among remaining employees. We may also determine to take additional measures to reduce costs, which could result in further disruptions to our operations and present additional challenges to the effective management of our company. If our management is unable to effectively manage this transition and restructuring and additional cost containment measures, our expenses may be more than expected, and we may not be able to implement our business strategy.

The business that we may conduct outside the United States may be adversely affected by international risk and uncertainties.

Although our operations are based in the United States, we plan to seek approvals to sell our products in foreign countries. Any business that we conduct outside the United States will be subject to additional risks that may materially adversely affect our ability to conduct business in international markets, including:

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

Our internal computer infrastructure and those of any collaborators, contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. In June 2019, we experienced unauthorized access to an employee’s e-mail. We investigated this security breach and believe it was contained to this one employee. While this event did not cause an interruption in our operations any future event could result in a material disruption of our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed, and the further development and commercialization of our product candidates by future collaborators could be delayed or halted.

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

Our stock price may be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Due to pricing pressures, slow commercial uptake for new antibiotics and general investor sentiment, antibiotic companies are presently experiencing significant volatility in their stock prices. For example, our stock traded within a range of a high price of $1,058.00 per share and a low price of $1.54 per share for the period beginning March 20, 2013, our first day of trading on the Nasdaq Global Select Market, through March 10, 2020. As a result of this volatility, you may not be able to sell your common stock at or above the public offering price. The market price for our common stock may be influenced by many factors, including:

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

In connection with any such future litigation, we could incur substantial costs and such costs, and any related settlements or judgments, may not be covered by insurance. We could also suffer an adverse impact on our reputation and a diversion of management’s attention and resources, which could cause serious harm to our business, operating results and financial condition.

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

As part of our November 2019 registered direct offering, we issued (i) warrants to purchase an aggregate of 2,130,493 shares of our common stock at an exercise price of $3.62 per share, and (ii) pre-funded warrants to purchase an aggregate of 1,830,493 shares of our common stock at an exercise price of $0.01 per share. As part of our January 2020 private placement and registered direct offering, we issued (i) warrants to purchase an aggregate of 5,833,439 shares of our common stock at an exercise price of $2.87 per share, and (ii) pre-funded warrants to purchase 2,183,334 shares of our common stock at an exercise price of $0.001 per share. As of March 10, 2020, all of these warrants except for 400,000 pre-funded warrants exercised in November 2019, remained outstanding and, upon exercise in full of these, the shares issuable upon exercise would represent a significant portion of our outstanding common stock. The pre-funded warrants have no expiration, and the common warrants remain exercisable for five years from their respective dates of issuance. The 6,581,091 shares issuable upon exercise of the warrants sold in the registered direct offerings can be freely sold into the public market upon issuance, subject to volume limitations applicable to affiliates. We intend to file a registration statement registering the 5,396,668 shares of common stock issuable upon exercise of the warrants sold in the private placement. Sales of these shares could cause the market price of our common stock to decline significantly. Furthermore, if our stock price rises, the holders of these warrants may be more likely to exercise their warrants and sell a large number of shares, which could negatively impact the market price of our common stock and reduce or eliminate any appreciation in our stock price that might otherwise occur.

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

We have a significant securityholder, which could exert substantial influence over our business. In addition, in connection with any merger, consolidation or sale of all or substantially all of our assets, it would be entitled to receive consideration in excess of its reported beneficial ownership of our common stock and adversely impact the consideration our other securityholders would receive.

As of March 2, 2020, Armistice Capital, LLC, or Armistice, held 1,419,502 shares of our common stock, warrants to purchase up to 2,130,493 shares of our common stock at an exercise price of $3.62 per share, warrants to purchase up to 3,333,334 shares of our common stock at an exercise price of $2.87 per share, pre-funded warrants to purchase up to 1,430,493 shares of our common stock at an exercise price of $0.01 per share and pre-funded warrants to purchase up to 2,063,334 shares of our common stock at an exercise price of $0.001 per share. In addition, two members of our board of directors are affiliates of Armistice. Under the terms of the warrants and pre-funded warrants issued to Armistice, Armistice is not permitted to exercise such warrants to the extent that such exercise would result in Armistice (and its affiliates) beneficially owning more than 19.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants. After giving effect to the 19.99% beneficial ownership limitation currently in effect with respect to the warrants and pre-funded warrants held by Armistice, as of March 2, 2020, Armistice beneficially owned 19.6% of our outstanding common stock. If the warrants and pre-funded warrants held by Armistice could be exercised without this limitation, then as of March 2, 2020, Armistice would have beneficially owned 49.5% of our common stock. The information in this paragraph is based on a Schedule 13D filed with the SEC on January 23, 2020.

Although there are contractual limitations on the beneficial ownership of Armistice, if Armistice were to exercise its warrants for common stock, it could be able to exert substantial influence over our business. This concentration of voting power could delay, defer or prevent a change of control, entrench our management and the board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us on terms that other stockholders may desire. In addition, conflicts of interest could arise in the future between us, on the one hand, and Armistice on the other hand, concerning potential competitive business activities, business opportunities, the issuance of additional securities and other matters. Furthermore, in the event of a sale of our company, whether by merger, sale of all or substantially all of our assets or otherwise, Armistice would be entitled to receive, with respect to each share of common stock issuable upon exercise of the warrants then held by it and without regard to the beneficial ownership limitations imposed on the conversion or exercise of such securities, the same amount and kind of securities, cash or property as it would have been entitled to receive if such securities had been converted into or exercised for shares of our common stock immediately prior to such sale of our company. Because Armistice would receive this sale consideration with respect to warrants not included in its reported beneficial ownership of our common stock, in the event of a sale of our company, it would be entitled to receive a significantly larger portion of the total proceeds distributable to the holders of our securities than is represented by its reported beneficial ownership of our common stock.

Moreover, the warrants that are exercisable for $3.62 and $2.87 per share that are held by Armistice provide that upon a fundamental transaction, which generally includes any merger with or into another entity, sale of all or substantially all of our assets, tender offer or exchange offer, or reclassification of our common stock, Armistice will have the right to require us to repurchase its warrants at their fair value using the Black Scholes value. As a result, in the event of a sale of our company, Armistice would be entitled to receive a significantly larger portion of the total proceeds distributable to the holders of our securities than they would if they exercised the warrants immediately prior to the transaction. In addition to these warrants, there are outstanding additional warrants to purchase up to an additional 2,500,105 shares of our common stock at an exercise price of $2.87 per share that contain similar fundamental transaction repurchase provisions. As a result, if Armistice and the holders of these other warrants exercise their right in connection with a fundamental transaction and have us repurchase their warrants at the Black Scholes value, the holders of our common stock could receive significantly less than they otherwise would in such a transaction.

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

We lease our principal facilities, which consist of approximately 21,539 square feet of office, research and laboratory space located at 480 Arsenal Way, Watertown, Massachusetts. The leases covering this space expire on November 30, 2022. We believe that our existing facilities are sufficient for our current needs. In the third quarter of 2016, we entered into a sublease with respect to a portion of our principal facilities with an unrelated third party. This sublease was terminated in August 2019. In January 2020, we amended our lease to reduce the square feet of office, research and laboratory space from approximately 37,438 square feet to 21,539 square feet.

ITEM 3.	Legal Proceedings

On February 7, 2020, DHL Supply Chain (Netherlands) B.V (“DHL”) made an arbitration demand against the Company with Foundation UNUM. The arbitration demand alleges breach of contract by the Company under a letter of intent entered into between the parties in August 2018 between the parties, and DHL seeks full indemnification for all damages and costs resulting from the alleged breach by the Company, including but not limited to loss of profit, which DHL calculates at 2,335,000 Euros. We do not believe we have breached any contract with DHL and plan to engage in a vigorous defense against such claims.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the Nasdaq Global Select Market on March 20, 2013 under the symbol “TTPH”. Prior to that date, there was no established public trading market for our common stock.

Holders

At March 9, 2020, there were approximately 8 holders of record of our common stock. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item is set forth in ITEM 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in this Annual Report on Form 10-K.

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

ITEM 6.	Selected Financial Data

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

Overview

We are a biopharmaceutical company using our proprietary chemistry technology to create, develop and commercialize novel tetracyclines for serious and life-threatening conditions, including bacterial infections caused by multidrug-resistant, or MDR, bacteria. There is a medical need for new antibiotics as resistance to existing antibiotics increases. In recognition of this need, we developed our product, Xerava (eravacycline), a fully synthetic fluorocycline, as an intravenous, or IV antibiotic for use as a first-line empiric monotherapy for the treatment of MDR infections, including MDR Gram-negative infections, such as those found in complicated intra-abdominal infections, or cIAI.

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

In October 2018, we commenced sales of Xerava in the United States. We are commercializing Xerava in the United States using a small, targeted commercial and medical affairs groups to build and promote access to Xerava. As of March 3, 2020, we have approximately 27 sales representatives. 3 regional business directors, 3 strategic market access executives and approximately 7 medical affairs personnel supporting Xerava in the United States.

On September 20, 2018, based on the results of IGNITE1, the European Commission, or EC, granted marketing authorization for Xerava for the treatment of cIAI in adults in all 28 countries of the European Union, or EU, plus Norway, Iceland and Liechtenstein. We plan to seek a partner to commercialize Xerava in the EU. In February 2018 we entered into a license agreement with Everest Medicines Limited, or Everest Medicines, granting Everest Medicines commercialization rights to eravacycline in China and other Asian territories. In June 2018, Everest Medicines submitted an Investigational New Drug, or IND, application to the China National Medical Products Administration (formerly China FDA) for a phase 3 clinical trial of eravacycline in cIAI. The application was approved, and Everest Medicines began enrolling patients in this phase 3 trial in the second quarter of 2019.

We believe that the ability of Xerava to cover MDR Gram-negative bacteria, as well as MDR Gram-positive, anaerobic and atypical bacteria, may enable Xerava to become the drug of choice for first-line empiric treatment of patients with cIAI. In in vitro studies, Xerava has demonstrated the ability to cover a wide variety of MDR Gram-negative, Gram-positive, anaerobic and atypical bacteria, including MDR Klebsiella pneumoniae and MDR Acinetobacter. Multidrug-resistant Klebsiella pneumoniae (carbapenem-resistant Enterobacteriaceae [CRE]) and MDR Acinetobacter are listed as urgent threats and Extended-spectrum beta-lactamase (ESBL)-producing Enterobacteriaceae is listed as serious threats by the Centers for Disease Control and Prevention, or CDC, in a 2019 report. They are also listed as “Priority 1; Critical Pathogens” in the World Health Organization’s priority pathogens list for R&D, published in February 2017. CREs were a confirmed area of great concern by the World Health Organization in an April 2014 global surveillance report. Gram-negative bacteria that are resistant to multiple available existing antibiotics are increasingly common and a growing threat to public health.

In addition to Xerava, we have also developed other fluorocycline antibiotic compounds, TP-6076 and TP-271, and TP-2846, a tetracycline for the treatment of acute myeloid leukemia. We developed TP-6076, a fully-synthetic fluorocycline derivative, as a lead candidate under our second-generation program to target unmet medical needs, including MDR Gram-negative bacteria such as carbapenem-resistant Enterobacteriaceae and carbapenem-resistant or pan-resistant Acinetobacter baumanii. To date, we have conducted phase 1 single-ascending and multiple-ascending dose studies evaluating the safety, tolerability and pharmacokinetics of IV TP-6076 in healthy volunteers. We also conducted a Phase 1 study to assess the bronchopulmonary disposition, pharmacokinetics, and safety of TP-6076 in healthy volunteers. TP-271 is a fully-synthetic fluorocycline that we developed for respiratory disease caused by bacterial biothreat and antibiotic-resistant public health pathogens, as well as bacterial pathogens associated with community-acquired bacterial pneumonia. To date, we have completed single-ascending and multiple-ascending dose trials for IV and oral formulations of TP-271. We have completed pre-clinical toxicology studies for TP-2846 and intend to file an IND with the FDA for TP-2846 upon identifying a partner. We are seeking to out-license each of these product candidates.

In June 2019, we announced a restructuring of our organization, including a 20% reduction in headcount, designed to focus our cash resources on commercializing Xerava primarily in the hospital setting. This reorganization included the elimination of our internal research function. As part of our restructuring, we decided not to engage in further product development, including conducting clinical trials of our product candidates, and are exploring out-licensing opportunities for all of our pipeline of early-stage antibiotics and oncology product candidates.

We commenced business operations in July 2006. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary chemistry technology, identifying potential product candidates, undertaking preclinical studies and clinical trials of our product candidates and initiating commercial sales of Xerava. Prior to October 2018, when we commenced sales of Xerava in the United States, we had not generated any product revenues. We have financed our operations primarily through the public offerings and private placements of our equity securities, debt financings, revenue from United States government grants and contract awards and milestone payments from our licensing agreement. As of December 31, 2019, we had received an aggregate of $596.1 million in net proceeds from the issuance of equity securities and borrowings under debt facilities, an aggregate of $61.0 million from government grants and contracts and an aggregate of $14.5 million from licensing agreement milestone payments. As of December 31, 2019, our principal source of liquidity was cash and cash equivalents, which totaled $21.2 million.

As of December 31, 2019, we had an accumulated deficit of $604.1 million and cash and cash equivalents of $21.2 million. Our net losses were $70.1 million and $72.2 million for the years ended December 31, 2019 and 2018, respectively. We expect that our expenses will decrease in 2020 compared with 2019, driven by lower costs associated with development of Xerava, our 2019 reorganization and a gradual decrease in Xerava sales and marketing expenses.

In January 2020, we issued and sold (a) in a private placement, (i) 1,270,000 shares of common stock and accompanying warrants to purchase an aggregate of 1,270,000 shares of common stock, for a combined price of $3.00, and (ii) pre-funded warrants to purchase 2,063,334 shares of common stock and accompanying warrants to purchase 2,063,334 shares of common stock, for a combined price of $2.999, and (b) in a concurrent registered direct offering, (i) 2,380,105 shares of our common stock and accompanying warrants to purchase an aggregate of 2,380,105 shares of common stock, for a combined price of $3.00 and (ii) pre-funded warrants to purchase 120,000 shares of our common stock and accompanying warrants to purchase 120,000 shares of common stock, for a combined price of $2.999. The net proceeds from the concurrent January 2020 private placement and registered direct offering, after deducting the placement agent’s fees and other estimated offering expenses payable by us, were approximately $15.9 million.

We believe, based on our current operating plan, that our existing cash and cash equivalents as of December 31, 2019 and our projected revenues from sales of Xerava, together with the net proceeds of approximately $15.9 million from our registered direct offering and concurrent private placement of equity securities in January 2020, will be sufficient to fund our operations into the first quarter of 2021, however, we have based this estimate on assumptions that may prove to be wrong, and our capital resources may be utilized faster than we currently expect..

As of December 31, 2019, management has further assessed this risk and, in accordance with the requirements of Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), or ASC 205-40, has determined that there is substantial doubt about our ability to continue as a going concern. There is no assurance that we will be successful in obtaining additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises or management plans to reduce costs that are not considered probable in their assessment of our ability to meet our obligations.

If we are unable to obtain funding, we may be required to delay, reduce or eliminate our commercialization efforts, which could adversely affect our business prospects, and we may be unable to continue operations. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to fund our expenses after that time. In light of our limited cash resources, we are exploring strategic alternatives to maximize shareholder value, including the potential sale or merger of us or our assets.

Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, although we are exploring out-licensing opportunities for our pipeline of early-stage antibiotics and oncology product candidates, there can be no assurance that we will be able to out-license these on a timely basis or on terms that are favorable to us, or at all. Our failure to raise capital through financing or a license of our pipeline as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We could be forced to significantly scale back or discontinue the commercialization of Xerava and reduce other expenditures, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to Xerava and our product candidates. In addition, in such circumstance, we would consider seeking protection under the bankruptcy laws in order to continue to pursue potential transactions and conduct a wind-down of our company. If we decide to seek protection under the bankruptcy laws, we would expect that we would file for bankruptcy at a time that is significantly earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders. See “—Liquidity and Capital Resources—Operating Capital Requirements.”

Financial overview

Product Revenue

Xerava received approval on August 27, 2018 for the treatment of cIAI in adults. Following FDA approval of Xerava in the United States, we began selling Xerava in October 2018. We sell Xerava to a limited number of specialty distributors in the United States, who collectively represent our customers. These customers subsequently resell Xerava to hospitals or other treatment centers. In addition to the agreements with these distributors and the related discounts and fees, we are subject to government mandated rebates, chargebacks, and discounts with respect to the purchase of Xerava. Product revenue is recognized net of reserves for all variable consideration, including discounts, chargebacks, government rebates and product returns. For further discussion of our product revenue, see Note 2, Summary of Significant Accounting Policies to the consolidated financial statements.

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

Government Contract and Grant Revenue

Our government contract and grant revenue has been derived from funding provided under four awards. These awards included a contract from BARDA for the development of Xerava for the treatment of disease caused by bacterial biothreat pathogens, two separate awards from NIAID for the development of TP-271. These three awards were made to CUBRC. CUBRC served as the prime contractor under these awards, primarily carrying out a program management and administrative role with additional responsibility for the management of preclinical studies. The fourth award was from CARB-X. For further discussion of our government contract and grant revenue agreements and the related revenue recognition, please see Note 2, Summary of Significant Accounting Policies and Note 3, Significant Agreements and Contracts to the consolidated financial statements.

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

•	certain payments made under our license agreement with Harvard;
•	the cost of acquiring, developing and manufacturing clinical trial materials and lab supplies;
•	facility, depreciation and other expenses, which include direct and allocated expenses for rent, maintenance of our facilities, insurance and other supplies; and
•	costs associated with preclinical and regulatory activities.

We expense research and development costs to operations as incurred. We recognize costs for certain development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors.

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and laboratory supplies, to each program based on the personnel resources allocated to such program. Expenses related to facilities, consulting, travel, conferences, stock-based compensation and depreciation are not allocated to a program and are separately classified as other research and development expenses. The following table identifies research and development expenses on a program-specific basis for our product candidates for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(in thousands)
Xerava	$10,876	$31,542
TP-6076	1,293	2,092
BARDA Contract	1,023	1,399
CARB-X	460	2,048
NIAID Contract	88	2,525
Other development programs	3,040	3,276
Other research and development	6,005	11,997
Total research and development	$22,785	$54,879

Prior to our June 2019 reorganization, research and development activities were central to our business model. As part of our reorganization, we decided not to engage in further research and development, including conducting clinical trials of our product candidates. Instead, we intend to seek to out-license each of our pipeline candidates.

As of December 31, 2019, we had incurred an aggregate of $298.7 million in research and development expenses related to the development of Xerava, and $38.7 million in research and development expenses related to the development of Xerava that were funded under the BARDA Contract.

We have licensed our proprietary chemistry technology from Harvard University, or Harvard, on an exclusive worldwide basis under a license agreement that we entered into in August 2006. Under our license agreement, as of December 31, 2019, we have paid Harvard an aggregate of $16.8 million in upfront license fees, sublicense fees and development milestone payments for the licensed Harvard technology. We have also issued 1,568 shares of our common stock to Harvard under the license agreement. We have also agreed to make payments to Harvard upon the achievement of specified future development and regulatory milestones totaling up to $15.1 million for each licensed product candidate ($12.6 million of which has already been paid with respect to Xerava), and to pay tiered royalties in the single digits based on annual worldwide net sales, if any, of licensed products, by us, our affiliates and our sublicensees. We are also obligated to pay Harvard a specified share of non-royalty sublicensing revenues that we receive from sublicensees for the grant of sublicenses under the license and to reimburse Harvard for specified patent prosecution and maintenance costs. The Company is obligated to make certain payments to Harvard based on amounts received under its license agreement with Everest Medicines Limited. During years ended December 31, 2019 and 2018, the Company paid $1.1 million and $9.7 million, respectively, related to the Everest Medicines license agreement and all other obligations under the Harvard agreement.

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

We anticipate that our selling, general and administrative expenses will plateau or decrease for a number of reasons, including a decrease of infrastructure, including decreases in personnel-related costs, consulting, legal, and accounting costs.

Other Income (Expense)

Other income (expense) consists primarily of interest income, interest expenses and expenses related to the early payment of indebtedness under our term loan facility, which we paid off in August 2019. Interest income consists of interest earned on our cash and cash equivalents. The primary objective of our investment policy is capital preservation. Interest expense consists primarily of interest accrued on our outstanding indebtedness and non-cash interest related to the amortization of debt discount costs associated with our term loan facility with Solar Capital. We expect that our interest expense will decrease in future periods due to the early payment of the term loan facility in August 2019. During the year ended December 31, 2019 we recorded a one-time loss from debt extinguishment of $1.6 million as the difference between the net carrying amount of the indebtedness under the term loan facility and the amount paid.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including product revenue, inventory, estimates related to clinical trial accruals, stock-based compensation expense, government contract and grant revenues, and going concern considerations. We base our estimates on historical experience, known trends and events and various other factors that our management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Going Concern Assessment

Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern, requires us to evaluate the company’s ability to continue as a going concern one year beyond the filing date of the given financial statements. This evaluation requires us to perform two steps. First, we evaluate whether there are conditions and events that raise substantial doubt about our ability to continue as a going concern. Second, if we conclude that substantial doubt is raised, we are required to consider whether we have plans in place to alleviate that doubt. Disclosures in the notes to the financial statements are required if we conclude that substantial doubt exists or that our plans alleviate the substantial doubt that was raised.

Based on our current operating plan, we expect that our cash and cash equivalents as of December 31, 2019, our projected revenues from sales of Xerava and the net proceeds from our concurrent private placement and registered direct offerings of equity securities completed in January 2020 will not be sufficient to fund our operations for more than one year beyond the filing date of this quarterly report, but only into the first quarter of 2021. This estimate is based on certain significant assumptions, which are uncertain and may turn out to be incorrect. In particular, the forecast assumes continued significant growth of Xerava revenue, for which we have limited historical experience to base our estimate. In addition, we have forecasted a continued reduction in expenses in 2020. If these estimates are incorrect, we may use our cash resources sooner than expected.

Results of Operations

Comparison of Years Ended December 31, 2019 and 2018

The following tables summarize the results of our operations for each of the years ended December 31, 2019 and 2018, together with the changes in those items in dollars and as a percentage:

	Year Ended December 31,		Increase/
	2019	2018	(decrease)
	(in thousands)
Revenue:
Product revenue, net	$3,575	$178	$3,397
License and collaboration revenue	2,000	12,677	(10,677)
Government revenue	1,801	6,049	(4,248)
Total revenue	7,376	18,904	(11,528)
Expenses:
Cost of revenue - product sales	2,687	130	2,557
Cost of revenue - intangible asset amortization	393	98	295
Research and development	22,785	54,879	(32,094)
Selling, general and administrative	49,043	37,078	11,965
Total expenses	74,908	92,185	(17,277)
Loss from operations	(67,532)	(73,281)	5,749
Other income (expense)	(2,553)	1,123	(3,676)
Net loss	$(70,085)	$(72,158)	$2,073

Product Revenue

We initiated sales of Xerava in the United States on October 15, 2018. For the year ended December 31, 2019, net sales of Xerava were $3.6 million.

License and Collaboration Revenue

In February 2018, we entered into a license agreement with Everest Medicines, whereby we granted Everest Medicines an exclusive license to develop and commercialize eravacycline, for the treatment of cIAI and other indications, in mainland China, and certain surrounding territories. During 2019, we recognized $2.0 million in license and collaboration revenue from the territory expansion payment received from Everest Medicines resulting from the July 2019 amendment of the license agreement. During 2018, we recognized $12.7 million related to the initial upfront payment, Chinese IND milestone and Phase 3 clinical trial milestone and from the sale of clinical trial material to Everest Medicines for the planned Chinese clinical trial. These payments were recognized as revenue as we had completed all of our performance obligations.

Revenue from U.S. Government Contracts and Grants

The following table sets forth our government contract and grant revenue for the years ended December 31, 2019 and 2018:

	Year Ended December 31,		Increase/
Revenue	2019	2018	(decrease)
	(in thousands)
BARDA Contract	$1,254	$1,457	$(203)
CARB-X Award	452	2,046	(1,594)
NIAID Contract	95	2,546	(2,451)
	$1,801	$6,049	$(4,248)

Government contract and grant revenue was $1.8 million for the year ended December 31, 2019 compared to $6.0 million for the year ended December 31, 2018, a decrease of $4.2 million. This decrease was due to the scope and timing of activities conducted under our subcontract with respect to the BARDA and NIAID Contracts and the CARB-X Award. We do not expect to receive any government contract and grant revenue in 2020 from these contracts and awards, as all of these awards and related sub-awards have expired and all obligations have been satisfied as of December 31, 2019.

Cost of Revenue

Cost of product revenue was $3.1 million for the year ended December 31, 2019, compared to $0.2 million for the year ended December 31, 2018, consisting primarily of manufacturing and distribution costs for Xerava, Xerava net sales-based royalties and the amortization of the intangible asset associated with certain milestones paid to Harvard related to Xerava. All of our manufacturing costs incurred prior to Xerava’s approval have been expensed in research and development expenses and are not included in cost of revenue. We expect cost of revenue to be variable during 2020 as these inventories are released over time and depleted.

Research and Development Expenses

Research and development expenses were $22.8 million for the year ended December 31, 2019 compared to $54.9 million for the year ended December 31, 2018, a decrease of $32.1 million. This decrease was primarily due to lower clinical trial costs associated with the IGNITE Phase 3 clinicals trials, which concluded in the first quarter of 2018 and license and milestone payments to Harvard that occurred in the first and second quarter of 2018. As a result of our determination in connection with the restructuring we announced in June 2019 to discontinue further product development, we expect future research and development costs to decrease significantly.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2019 were $49.0 million compared to $37.1 million for the year ended December 31, 2018, an increase of $11.9 million. This increase was primarily due to an increase in commercial related expenses for Xerava.

Other Income (Expense)

Interest expense increased by $2.0 million for the year ended December 31, 2019 as compared to December 31, 2018 reflecting interest expense under our term loan facility. On August 30, 2019, we entered into a payoff letter with Solar Capital Ltd. as collateral agent and lender and the other lenders named under the Loan and Security Agreement, or the Loan Agreement (referred to collectively as the Lenders), pursuant to which the Company agreed to pay off and thereby terminate the Loan Agreement. Pursuant to the payoff letter, we paid a total of $30.7 million to the Lenders, representing the principal balance, accrued interest outstanding and a portion of the final fee under the Loan Agreement in repayment of our outstanding obligations under the Loan Agreement. We recorded a loss from debt extinguishment of $1.6 million as the difference between the net carrying amount of the indebtedness under the Loan Agreement and the amount paid. Interest income decreased by $0.5 million related to the year-over-year decrease in cash and cash equivalents. Other income increased by $0.3 million for the year ended December 31, 2019, related to an insurance reimbursement.

Liquidity and Capital Resources

We have incurred losses since our inception and anticipate that we will continue to incur losses for at least the next several years. We expect our total expenses to decrease but remain significant in 2020 and, as a result, we will need additional capital to fund our operations, which we may obtain from additional financings, research funding, collaborations, government contract and grant revenue or other sources.

Since our inception, we have funded our operations principally through the receipt of funds from public offerings and private placements of equity securities, debt financings and contract research funding and research grants from the United States government.

As of December 31, 2019, we had cash and cash equivalents of approximately $21.2 million. We invest cash in excess of immediate requirements in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of December 31, 2019, our funds were held in cash and money market funds.

On January 17, 2017, we entered into a Controlled Equity Offering Sales Agreement, or sales agreement, with Cantor Fitzgerald & Co., as sales agent, or Cantor. On July 7, 2017, we entered into an amendment to the sales agreement, or the amended sales agreement. In accordance with the terms of the sales agreement, we may offer and sell through Cantor, from time to time, shares of our common stock up to an aggregate offering price of $80,000,000 through an “at-the-market” offering program. As of December 31, 2019, we had sold 305,522 shares under the amended sales agreement at an average price of $129.80 per share and we had received aggregate cash proceeds of $38.2 million, after deducting the sales commissions and offering expenses. We made no sales under the amended sales agreement during 2019. Under the amended sales agreement, Cantor may sell shares of our common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The Nasdaq Global Select Market or on any other existing trading market for our common stock. We are not obligated to make any sales of shares of our common stock under the amended sales agreement. We or Cantor may suspend or terminate the offering of shares of our common stock upon notice to the other party and subject to other conditions and pay Cantor a commission rate equal to 3.0% of the gross proceeds per share sold.

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

On November 1, 2019, we completed a registered direct offering to Armistice Capital, LLC, a healthcare-focused institutional investor, or Armistice, priced at-the-market, of (i) 300,000 shares of common stock and accompanying warrants to purchase an aggregate of 300,000 shares of common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 1,830,493 shares of common stock and accompanying warrants to purchase an aggregate of 1,830,493 shares of common stock. Each share of common stock and accompanying common stock warrant were sold together at a combined price of $3.755, and each pre-funded warrant and accompanying common stock warrant were sold together at a combined price of $3.745. Each pre-funded warrant has an exercise price of $0.01 per share, is exercisable immediately and is exercisable until exercised in full. Each common stock warrant has an exercise price of $3.62 per share, is exercisable immediately and expires five years from the date of issuance. The net proceeds from the offering, after deducting the placement agent's fees and other offering expenses payable by us, are approximately $7.1 million.

On January 24, 2020, we completed a private placement with Armistice priced at-the-market of (i) 1,270,000 shares of common stock and accompanying warrants to purchase an aggregate of 1,270,000 shares of common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 2,063,334 shares of common stock and accompanying warrants to purchase up to an aggregate of 2,063,334 shares of common stock. Each share of common stock and accompanying common stock warrant were sold together at a combined price of $3.00, and each pre-funded warrant and accompanying common stock warrant were sold together at a combined price of $2.999, for gross proceeds of approximately $10 million. Each pre-funded warrant had an exercise price of $0.001 per share, was exercisable immediately and was exercisable until all of the pre-funded warrants are exercised in full. Each common stock warrant had an exercise price of $2.87 per share, was exercisable immediately and will expire five years from the date of issuance.

Also on January 24, 2020, we completed a registered direct offering to certain institutional investors priced at-the-market, of (i) 2,380,105 shares of common stock and accompanying warrants to purchase up to an aggregate of 2,380,105 shares of common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 120,000 shares of common stock and accompanying warrants to purchase up to an aggregate of 120,000 shares of common stock. Each share of common stock and accompanying common stock warrant were sold together at a combined price of $3.00, and each pre-funded warrant and accompanying common stock warrant were sold together at a combined price of $2.999, for gross proceeds of approximately $7.5 million. Each pre-funded warrant had an exercise price of $0.001 per share, was exercisable immediately and was exercisable until all of the pre-funded warrants are exercised in full. Each common stock warrant had an exercise price of $2.87 per share, was exercisable immediately and will expire five years from the date of issuance.

The net proceeds from the concurrent January 2020 private placement and registered direct offering, after deducting the placement agent’s fees and other estimated offering expenses payable by us, were approximately $15.9 million.

The following table summarizes our sources and uses of cash for each of the periods set forth below:

	Year Ended December 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(63,670)	$(59,628)
Net cash provided by (used in) investing activities	478	(4,954)
Net cash provided by (used in) financing activities	(23,345)	36,447
Net decrease in cash and cash equivalents	$(86,537)	$(28,135)

Cash Flows from Operating Activities. The $4.0 million increase in cash used in operating activities for the year ended December 31, 2019, compared to the year ended December 31, 2018, was primarily due to our increase in commercial spend for Xerava compared to the same period in 2018.

Cash Flows from Investing Activities. The $5.4 million decrease in cash used in investing activities for the year ended December 31, 2019, compared to the year ended December 31, 2018 was due to a $4.8 million payment to Harvard upon FDA approval of Xerava during the second half of 2018 together with cash proceeds from sales of lab equipment in 2019.

Cash Flows from Financing Activities. For the year ended December 31, 2019, the $23.3 million cash used in financing activities was due principally to the repayment of the Solar debt facility and related fees in August 2019 offset in part by net proceeds provided by the registered direct offering completed in November 2019. For the year ended December 31, 2019 the $36.4 million in cash provided by financing activities was primarily from the Solar debt facility plus sales of common stock under our amended sales agreement with Cantor.

Operating Capital Requirements

We expect to incur significant operating losses for at least the next several years as we commercialize Xerava and satisfy our obligations under our license agreement with Harvard.

We believe, based on our current operating plan, that our existing cash and cash equivalents as of December 31, 2019 and our projected revenues from sales of Xerava, together with the net proceeds of approximately $15.9 million from our registered direct offering and concurrent private placement of equity securities in January 2020, will be sufficient to fund our operations into the first quarter of 2021, however, we have based this estimate on assumptions that may prove to be wrong, and our capital resources may be utilized faster than we currently expect. In accordance with the requirements of ASC 205-40, based on our recurring losses and cash outflows from operations since inception, expectation of continuing operating losses and cash outflows from operations for the foreseeable future and the need to raise additional capital to finance our future operations, we have concluded that there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. There is no assurance that we will be successful in obtaining additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises or management plans to reduce costs that are not considered probable in their assessment of our ability to meet our obligations.

We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to fund our operations beyond such time. If we are unable to obtain funding, we may be required to delay, reduce or eliminate our commercialization efforts, which could adversely affect our business prospects, and we may be unable to continue operations. In light of our limited cash resources, we are exploring strategic alternatives to maximize shareholder value, including the potential sale or merger of the Company or our assets.

We have based our projections of operating capital requirements and revenues on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. However, because of the numerous risks and uncertainties associated with the commercialization of pharmaceutical products such as Xerava, our estimates of our operating capital requirements may be incorrect. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, although we are exploring out-licensing opportunities for our pipeline of early-stage antibiotics and oncology product candidates, there can be no assurance that we will be able to out-license these on a timely basis or on terms that are favorable to us, or at all. Our failure to raise capital through financing or a license of our pipeline as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We could be forced to significantly scale back or discontinue the commercialization of Xerava and reduce other expenditures, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to Xerava and our product candidates. In addition, in such circumstance, we would consider seeking protection under the bankruptcy laws in order to continue to pursue potential transactions and conduct a wind-down of our company. If we decide to seek protection under the bankruptcy laws, we would expect that we would file for bankruptcy at a time that is significantly earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders. Our future funding requirements, both short-term and long-term, will depend on many factors, including, but not limited to:

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

•	the costs of maintaining and protecting our intellectual property rights and defending against intellectual property related claims;
•	the extent to which we in-license or acquire other products and technologies; and
•	our ability to continue as a going concern.

We will need to obtain substantial additional funding in order to successfully commercialize Xerava. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, additional debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we are unable to raise capital when needed or on attractive terms or if our product revenue does not meet our current projections, or if, from our exploration of strategic alternatives, we are unable to consummate such a transaction or transactions on a timely basis or at all, we could be forced to significantly delay, scale back or discontinue the commercialization of Xerava or reduce other expenditures, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to Xerava and our product candidates.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of payment due date by period at December 31, 2019:

	Payment due by period
Contractual Obligations	Total	Less than 1 Year	1 -3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating leases (1)	$5,573	$1,875	$3,698	$-	$—
Total contractual cash obligations	$5,573	$1,875	$3,698	$-	$—

(1)

On November 29, 2018, we amended our existing operating lease to extend our lease term through November 30, 2022. In January 2020, we amended our lease to reduce the square feet of office, research and laboratory space from approximately 37,438 square feet to approximately 21,539 square feet. In third quarter of 2016, we entered into a sublease with respect to a portion of our principal facilities, which consist of office, research and laboratory space located at 480 Arsenal Way, Watertown, Massachusetts, with an unrelated third party. This sublease was terminated in August 2019. This amendment is expected to reduce the Company’s lease expense related to its office lease by approximately $0.8 million annually.

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

TETRAPHASE PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tetraphase Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tetraphase Pharmaceuticals, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company will require additional capital to fund its current operating plan and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 as a result of the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

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

Boston, Massachusetts

March 11, 2020

Tetraphase Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except par value amounts)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$21,239	$107,776
Accounts receivable, net	1,503	2,274
Contract asset	—	3,000
Assets held for sale	53	—
Inventory	1,595	748
Prepaid expenses and other current assets	2,103	2,674
Total current assets	26,493	116,472
Property and equipment, net	98	1,121
Intangible assets, net	4,259	4,652
Operating lease right-of-use assets	4,836	—
Restricted cash	699	699
Total assets	$36,385	$122,944
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,429	$3,210
Accrued expenses and other	5,794	11,761
Operating lease liabilities	1,547	—
Total current liabilities	9,770	14,971
Long-term operating lease liabilities	3,448	—
Loan payable	—	28,291
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 125,000 shares authorized; 3,466 and 2,684 shares issued and outstanding at December 31, 2019 and 2018, respectively	3	3
Additional paid-in capital	627,291	613,721
Accumulated deficit	(604,127)	(534,042)
Total stockholders’ equity	23,167	79,682
Total liabilities and stockholders’ equity	$36,385	$122,944

See accompanying notes to consolidated financial statements.

Tetraphase Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Years Ended December 31,
	2019	2018
Revenue:
Product revenue, net	$3,575	$178
License and collaboration revenue	2,000	12,677
Government revenue	1,801	6,049
Total revenue	7,376	18,904
Expenses:
Cost of revenue - product sales	2,687	130
Cost of revenue - intangible asset amortization	393	98
Research and development	22,785	54,879
Selling, general and administrative	49,043	37,078
Total expenses	74,908	92,185
Loss from operations	(67,532)	(73,281)
Other income and expenses
Loss on extinguishment of debt	(1,568)	-
Other income	333	-
Interest income	1,262	1,747
Interest expense	(2,580)	(624)
Net loss	$(70,085)	$(72,158)
Net loss per share-basic and diluted	$(22.85)	$(27.48)
Weighted-average common shares used in net loss per share-basic and diluted	3,067	2,626
Comprehensive loss	$(70,085)	$(72,158)

See accompanying notes to consolidated financial statements.

Tetraphase Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Shares		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2017	2,573	$3	$592,291	$(461,884)	$130,410
Issuance of common stock under stock plans	9	—	271	—	271
Issuance of common stock under "at-the-market" equity offering sales agreement, less issuance costs	98	—	7,039	—	7,039
Issuance of warrants to purchase common stock	—	—	803	—	803
Issuance of common stock under employee stock purchase plan	4	—	188	—	188
Stock-based compensation expense	—	—	13,129	—	13,129
Net loss	—	—	—	(72,158)	(72,158)
Balance at December 31, 2018	2,684	$3	$613,721	$(534,042)	$79,682
Issuance of common stock under stock plans	68	—	—	—	-
Issuance of common stock and prefunded warrants under registered direct offering, less issuance costs	300	—	7,066	—	7,066
Issuance of common stock from warrant exercise	400	—	4	—	4
Issuance of common stock under employee stock purchase plan	14	—	65	—	65
Stock-based compensation expense	—	—	6,435	—	6,435
Net loss	—	—	—	(70,085)	(70,085)
Balance at December 31, 2019	3,466	$3	$627,291	$(604,127)	$23,167

See accompanying notes to consolidated financial statements.

Tetraphase Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2019	2018
Operating activities
Net loss	$(70,085)	$(72,158)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	633	576
Non-cash interest expense related to notes payable	621	145
Stock-based compensation expense	6,435	13,129
Loss on extinguishment of debt	1,568	—
Impairment of equipment related to restructuring	335	—
Gain on asset disposal	(83)	—
Changes in operating assets and liabilities:
Accounts receivable	772	2,379
Contract asset	3,000	(3,000)
Inventory	(847)	(748)
Prepaid expenses and other assets	569	3,708
Accounts payable	(781)	(2,096)
Accrued expenses and other liabilities	(5,851)	(909)
Deferred revenue	(6)	(654)
Operating lease right-of-use assets	1,402	—
Operating lease liabilities	(1,352)	—
Net cash used in operating activities	(63,670)	(59,628)
Investing activities
Acquisition of intangible assets	—	(4,750)
Proceeds from sale of property and equipment	586	—
Purchases of property and equipment	(108)	(204)
Net cash provided by (used in) investing activities	478	(4,954)
Financing activities
Repayment of debt, including final payment	(30,480)	—
Proceeds from sale of common stock and prefunded warrants under registered direct offering, net of issuance costs	7,066	—
Proceeds from issuance of common stock under "at-the-market" equity offering sales agreement, net of issuance costs	—	7,039
Proceeds from exercise of warrant	4	—
Proceeds from issuance of debt, net of issuance costs	—	28,949
Proceeds from issuance of stock under stock plans	65	459
Net cash provided by (used in) financing activities	(23,345)	36,447
Net decrease in cash, cash equivalents and restricted cash	(86,537)	(28,135)
Cash, cash equivalents and restricted cash at beginning of period	108,475	136,610
Cash, cash equivalents and restricted cash at end of period	$21,938	$108,475
Supplemental cash flow information:
Cash paid for interest on long-term debt	$1,955	$480

See accompanying notes to consolidated financial statements.

Tetraphase Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1.	Organization and Operations

The Company

Tetraphase Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company using its proprietary chemistry technology to create, develop and commercialize novel tetracyclines for serious and life-threatening conditions, including bacterial infections caused by multidrug-resistant, or MDR, bacteria. There is a medical need for new antibiotics as resistance to existing antibiotics increases. In recognition of this need, the Company has developed its product, Xerava (eravacycline), a fully synthetic fluorocycline, as an intravenous, or IV antibiotic for use as a first-line empiric monotherapy for the treatment of MDR infections, including MDR Gram-negative infections, such as those found in complicated intra-abdominal infections, or cIAI.

On August 27, 2018, the United States Food and Drug Administration, or FDA, approved Xerava for the treatment of cIAI in adults. Approval of Xerava was based on its IGNITE (Investigating Gram-Negative Infections Treated with Eravacycline) phase 3 program. In October 2018, the Company commenced sales of Xerava in the United States.

On September 20, 2018, based on the results of IGNITE1, the European Commission, or EC, granted marketing authorization for Xerava for the treatment of cIAI in adults in all 28 countries of the European Union, or EU, plus Norway, Iceland and Liechtenstein. The Company has not yet commenced sales outside of the U.S. In February 2018 the Company entered into a license agreement with Everest Medicines Limited, or Everest Medicines, granting Everest Medicines commercialization rights to eravacycline in China and other Asian territories.

In June 2019, the Company announced a restructuring of its organization, including a 20% reduction in headcount, designed to focus the Company’s cash resources on commercializing Xerava primarily in the hospital setting. This reorganization included the elimination of the Company’s internal research function. As part of our restructuring, the Company decided not to engage in further product development, including conducting clinical trials of its product candidates, and is exploring out-licensing opportunities for all of its pipeline of early-stage antibiotics and oncology product candidates.

Liquidity and Going Concern

Accounting Standards Update ("ASU"), 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), also referred to as Accounting Standards Codification ("ASC") 205-40 (“ASC 205-40”), requires the Company to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the financial statements are issued. This evaluation requires management to perform two steps. First, management must evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern. Second, if management concludes that substantial doubt is raised, management is required to consider whether it has plans in place to alleviate that doubt. Disclosures in the notes to the financial statements are required if management concludes that substantial doubt exists or that its plans alleviate the substantial doubt that was raised.

The Company has incurred annual net operating losses in every year since its inception. As of December 31, 2019, the Company had incurred losses since inception of $604.1 million and anticipates that it will continue to incur significant operating losses for the foreseeable future. The Company has financed its operations primarily through public offerings and private placements of equity securities, debt financings, revenue from United States government grants and contract awards and milestone payments from its licensing agreement. The Company will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to fund our operations including ongoing spending to commercialize Xerava.

As reflected in the consolidated financial statements, the Company had available cash and cash equivalents of $21.2 million at December 31, 2019. In addition, on January 24, 2020, the Company raised $15.9 million in net proceeds through a private placement and registered direct offering. The Company’s forecasted cash required to fund operations, including its projected revenues from sales of Xerava, for a period of at least one year from the date of issuance of these consolidated financial statements, indicates that the Company has insufficient funds to continue operations through March 11, 2021, one year from the issuance of these financial statements. This estimate is based on certain significant assumptions, which are uncertain and may turn out to be incorrect. In particular, the forecast assumes continued significant growth of Xerava revenue, for which the Company has limited historical experience to base its estimate. In addition, the Company has forecast a continued reduction in expenses in 2020 as a result of the restructuring announced in June 2019. If these estimates are incorrect, the Company may use its cash resources sooner than expected. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to fund its operations including ongoing spending to commercialize Xerava, however, there can be no assurance that the Company will be able to obtain such funding or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. If the Company is unable to raise capital when needed or if its operating results fall short of its current projections, or if the Company determines to explore strategic alternatives but is unable to consummate such a transaction or transactions on a timely basis or at all, the Company could be forced to significantly delay, scale back or discontinue the commercialization of Xerava or reduce other expenditures, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, the Company’s rights to Xerava and its product candidates. The failure of the Company to obtain sufficient funds on acceptable terms when needed would have a material adverse effect on the Company’s business, results of operations and financial condition. Because of the uncertainty in obtaining further funding, substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB").

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

Reverse Stock Split

On September 25, 2019, the Company’s Board of Directors authorized a 1-for-20 reverse stock split and approved an amendment to the Company’s Certificate of Incorporation (the “Amendment”) to effect the 1-for-20 reverse split of the Company’s common stock, which was effected on September 26, 2019. All of the share and per share amounts disclosed in these consolidated financial statements have been adjusted to reflect the reverse stock split.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. On an ongoing basis, the Company’s management evaluates its estimates, including product revenue, inventory, impairment of intangible assets, stock-based compensation expense, and going concern considerations. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

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

The Company is also subject to credit risk on its accounts receivable. The Company’s trade receivables from product sales have payment terms ranging from 30 to 60 days. The Company has evaluated the creditworthiness of its customers and has determined each of them to be creditworthy. The Company has not experienced any trade receivable losses to date.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents at December 31, 2019 and 2018 consisted of cash and money market funds.

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

Financial instruments measured at fair value as of December 31, 2019 and 2018 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance	Level 1	Level 2	Level 3
December 31, 2019
Cash and money market funds	$21,239	$21,239	$—	$—
December 31, 2018
Cash and money market funds	$107,776	$107,776	$—	$—

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets which is materially consistent with its cost.

Accounts Receivable

Accounts receivable at December 31, 2019 and December 31, 2018 represent amounts due from two main sources: (1) Trade accounts receivable of $0.8 million and $0.1 million, respectively, consisting of payments to be received from customers for sales of Xerava, net of prompt payment discounts, chargebacks, rebates and certain fees and (2) contract accounts receivable of $0.7 million and $2.2 million, respectively, related to the Company’s government-related agreements.

Contract accounts receivable relate to payments from entities administering the Company’s government-related agreements which include unbilled contract accounts receivable of $0.7 million and $0.7 million at December 31, 2019 and 2018, respectively.

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

During each quarter, the Company performs an assessment quantifying any potential excess or obsolete inventory and writes down any such inventory to its net realizable value in the period in which the impairment is identified. These adjustments are based upon multiple factors, including inventory levels at the company and at its specialty distributors, projected demand and product shelf life. These impairment charges, if required, are recorded as a cost of revenue. As of December 31, 2019 and 2018, there was no excess or obsolete inventory.

Inventory consisted of the following at December 31:

	December 31, 2019	December 31, 2018
Raw Materials	$-	$-
Work-in-process	115	655
Finished goods	1,480	93
Total Inventory	$1,595	$748

Inventory is related to commercial product, Xerava. There were no reserves or write downs for excess and obsolete inventory during the years ended December 31, 2019 and 2018.

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

Property and Equipment, Net

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

During 2019, the Company disposed of property and equipment with a gross carrying amount of $0.1 million and accumulated depreciation of $0.1 million. The Company did not dispose of any property and equipment during 2018. Depreciation and amortization expense amounted to $0.2 million and $0.5 million in the periods ended December 31, 2019 and December 31, 2018, respectively.

The Company initially recorded certain laboratory equipment asset impairments in the second quarter of 2019 in accordance with ASC 360 Property, Plant and Equipment for assets held-and-used, as the criteria to classify the laboratory equipment as held-for-sale had not been met. The Company identified an indicator of impairment related to this held-and-used laboratory equipment as it was more likely than not that some of its laboratory equipment would be sold or otherwise disposed of significantly before the end of its previously estimated useful life primarily as a result of the restructuring described in Note 14. For the laboratory equipment where its fair value did not exceed its carrying amount, an impairment was recognized. Fair value was an estimate of the sales price less cost to sell. In the third quarter of 2019, the Company committed to a plan to actively sell certain of its laboratory equipment. Having met all other criteria, the laboratory equipment met the criteria to classify that equipment as held-for-sale. At December 31, 2019, $0.1 million of laboratory equipment was classified as held-for-sale as reflected in the consolidated balance sheet. Laboratory equipment held-for-sale is reflected at the lower of its carrying amount or fair value less the cost to sell, with any excess recorded as an impairment. In aggregate, impairment losses recognized in connection with laboratory equipment was $0.3 million and included in research and development costs in the consolidated statement of operations for the year ended December 31, 2019.

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

Restricted Cash

At December 31, 2019 the Company had $699,000 in restricted cash deposits with a bank, of which $500,000 is serving as security for our field force corporate credit card program and $159,000 is collateral for a letter of credit issued to the landlord of the Company’s leased facility. If the Company defaults on its rental obligations, $159,000 will be payable to the landlord. In addition, the Company has $40,000 in restricted cash to secure the Company’s corporate purchasing credit card.

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

During the year ended December 31, 2019, management identified impairment indicators related to the intangible assets for the Harvard milestones. As result, an interim test of recoverability of the intangible asset was performed based on the estimated undiscounted future cash flows related to the intangible asset, and concluded the intangible asset was recoverable. The Company’s quantitative assessment considered significant assumptions related to estimates of future Xerava sales, offset by direct costs to derive the sales. The estimates of future Xerava sales include estimates of significant growth as the product was recently launched in the fourth quarter of 2018. Given the limited history of sales and the inherent difficulty in making a long-range forecast, such estimates contain significant uncertainty. If the assumptions regarding forecasted revenue or the costs to derive such revenues are not achieved, we may be required to perform future impairment analyses and record an impairment charge for the intangible asset in future periods. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

The performance obligation from the sale of Xerava is satisfied and revenue is recognized when the specialty distributor customer obtains control of the product, which typically occurs upon delivery to the Customer.

Revenues from product sales are recorded at the net sales price, or transaction price, which includes estimates of variable consideration for which reserves are established and result from contractual adjustments, government rebates, returns and other allowances that are offered within the contracts with our Customers, healthcare providers, payors and other indirect customers relating to the sale of our products.

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

Trade and Group Purchasing Discounts and Allowances: The Company offers its customers prompt pay discounts and service fees as stated in its customer and group purchasing organization contracts. The Company pays these service fees to its customers and group purchasing organizations in exchange for their performance of various product distribution, marketing and promotional services targeted at advancing end-user sales of the Company’s product. The related reserves are set in the same period the corresponding revenue is recognized, resulting in a reduction of product revenue.

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

Total product revenue allowances and reserves as of December 31, 2019 were $0.1 million.

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

Government Contract Revenue

The Company’s government contract revenue has been derived from its subcontracts with CUBRC under the BARDA Contract, and the NIAID Contract, its subaward under the NIAID Grant and its cost reimbursement Sub-Award Agreement with the Trustees of Boston University, the administrator of the CARB-X program (Note 3). The Company recognized revenue under these best-efforts, cost-reimbursable and cost-plus-fixed-fee subcontracts and subaward as the Company performed services under the subcontracts and subaward so long as a subcontract and subaward had been executed and the fees for these services were fixed or determinable, legally billable and reasonably assured of collection. Recognized amounts reflected the Company’s partial performance under the subcontracts and subaward and equal direct and indirect costs incurred plus fixed fees, where applicable. The Company did not recognize revenue under these arrangements for amounts related to contract periods where funding was not yet committed as amounts above committed funding thresholds would not be considered fixed or determinable or reasonably assured of collection. Revenues and expenses under these arrangements were presented gross on the consolidated statements of operations and comprehensive loss as the Company determined it was the primary obligor under these arrangements relative to the research and development services it performed as lead technical expert.

Revenue under the Company’s subcontracts under both the NIAID Contract and the BARDA Contract and under the CARB-X Award were earned under a cost-plus-fixed-fee arrangement in which the Company was reimbursed for direct costs incurred plus allowable indirect costs and a fixed-fee earned. Billings under these arrangements were based on approved provisional indirect billing rates, which permitted recovery of allowable fringe benefits, allowable overhead and general and administrative expenses and a fixed fee.

Revenue under the Company’s subaward under the NIAID Grant was earned under a cost-reimbursable arrangement in which the Company was reimbursed for direct costs incurred plus allowable indirect costs. Billings under the NIAID Grant were based on approved provisional indirect billing rates, which permitted recovery of fringe benefits and allowable general and administrative expenses.

Cost of Revenue

Cost of revenue consists primarily of the manufacturing and distribution costs for Xerava, Xerava net sales-based royalties and the amortization of the intangible asset associated with certain milestones paid to Harvard related to Xerava. All manufacturing costs incurred prior to Xerava’s approval in the United States on August 27, 2018 have been expensed in research and development and are not included in cost of revenue. Manufacturing costs at contract manufacturing sites not yet approved by the US FDA for commercial production have also been expensed in research and development and are not included in cost of revenue.

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

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. The Company has evaluated available evidence and concluded that the Company may not realize the benefit of its deferred tax assets; therefore, a valuation allowance has been established for the full amount of the deferred tax assets. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Stock-Based Compensation

The Company determines stock-based compensation at the grant date using the Black-Scholes option pricing model to estimate fair value for employee and non-employee equity awards. The Company recognizes the value of the award as an expense on a straight-line basis over the requisite service period using the estimated fair market value of the stock and accounts for forfeitures as they occur. For employee awards with performance conditions, the Company assesses whether the condition is probable of achievement, in which case, the fair value of the award is recognized over the requisite service period.

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 will change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of ASU 2016-13 will have on the Company’s consolidated financial position and results of operations.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, or ASU 2019-12, which includes amendments to simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740, Income Taxes, or ASC 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. The new guidance is effective for the Company for annual periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted. The Company is currently evaluating the potential impact that the adoption of ASU 2019-12 will have on the Company’s consolidated financial statements.

Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Pre-funded warrants of are considered outstanding as of their issuance date and are included in the basic net loss per share calculation. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, warrants, stock options, and restricted stock units are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The amounts in the table below were excluded from the calculation of diluted weighted-average shares outstanding, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	Year Ended December 31,
	2019	2018
Warrants	2,151,211	20,718
Outstanding stock options	177,768	366,020
Unvested restricted stock units	91,981	54,035
Total	2,420,960	440,773

3. Significant Agreements and Contracts

License Agreement

Harvard University

In August 2006, the Company entered into a license agreement for certain intellectual property with Harvard. Under the license agreement, as of December 31, 2019, the Company has paid in aggregate $16.9 million in upfront license fees, sublicense fees, development and regulatory milestone payments and royalties on net sales of such product, for the licensed Harvard technology, and has issued 1,568 shares of common stock to Harvard.

For each product covered by the license agreement, the Company is obligated to make certain payments totaling up to approximately $15.1 million upon achievement of certain development and regulatory milestones and to pay additional royalties on net sales of such product. The Company is also obligated to make certain payments to Harvard based on amounts received under its license agreement with Everest Medicines Limited. For the years ended December 31, 2019 and 2018, the Company paid Harvard $1.1 million and $9.7 million, respectively.

Paratek

On March 18, 2019, the Company and Paratek Pharmaceuticals, Inc., or Paratek, entered into a license agreement, or the Paratek License Agreement. Under the terms of the Paratek License Agreement, Paratek granted to Tetraphase a non-exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, under certain Paratek patents.

The terms of the Paratek License Agreement provide for the Company to pay Paratek royalties at a low single digit percent on net sales of Xerava sold in the United States. The Company’s obligation to pay royalties with respect to the licensed product is retroactive to the date of the first commercial sale of Xerava and shall continue until there are no longer any valid claims of the Paratek patents which will expire in October 2023.

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

Under the terms of the Everest License Agreement, the Company received from Everest Medicines an upfront cash payment of $7.0 million in the first quarter of 2018 and a cash payment of $2.5 million related to Everest Medicines’ submission of an Investigational New Drug Application, or IND, with the Chinese Food and Drug Administration in June 2018. In 2019, the Company received an additional cash payment of $3.0 million related to Everest Medicine’s initiation of a Phase 3 clinical trial.

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

In addition, on July 29, 2019, the Company amended its original agreement with Everest Medicines to extend Everest Medicines’ exclusive license to develop and commercialize Xerava to the jurisdictions of the Malaysian Federation, the Kingdom of Thailand, the Republic of Indonesia, the Socialist Republic of Vietnam and the Republic of the Philippines. Under the terms of this amendment, the Company received from Everest Medicines an upfront, nonrefundable cash payment of $2.0 million in September 2019. As with the milestones discussed above, the Company is obligated to make certain payments to Harvard based on amounts received from Everest under this amendment pursuant to the existing license agreement by and between Harvard and the Company. During the year ended December 31, 2019, the Company incurred expense of $0.4 million related to this milestone.

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

The Company recognized the $2.0 million territory expansion upfront payment associated with the July 2019 amendment as collaboration revenue during the year ended December 31, 2019, as the Company has no further performance obligations pursuant to the arrangement.

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

Government Grant and Contracts

BARDA Contract for Eravacycline

The Company received funding for the development of Xerava under an award to CUBRC from BARDA, an agency of the is U.S. Department of Health and Human Services. In January 2012, BARDA awarded a five-year contract, which was subsequently extended, that provided for up to a total of $67.3 million in funding for the development, manufacturing and clinical evaluation of eravacycline for the treatment of disease caused by bacterial biothreat pathogens (or BARDA Contract). The funding under the BARDA Contract was also used for the development, manufacturing and clinical evaluation of eravacycline to treat certain infections caused by life-threatening multidrug-resistant bacteria.

In connection with the BARDA Contract, in February 2012, the Company entered into a cost-plus-fixed-fee subcontract with CUBRC, an independent, not for profit, research corporation that specializes in U.S. government-based contracts, which was also the direct recipient of the BARDA Contract. The BARDA Contract and the Company’s subcontract with CUBRC under the BARDA Contract had terms which expired on December 31, 2019. Committed funding from CUBRC under the Company’s BARDA subcontract was for up to approximately $41.3 million through December 31, 2019, the current contract end date. Total funds of $40.7 million have been received by the Company through December 31, 2019 under this contract. During the years ended December 31, 2019 and 2018, the Company recognized revenue of $1.3 million and $1.5 million, respectively, from the Company’s subcontract under the BARDA Contract.

NIAID Grant and Contract for TP-271

The Company received funding for its phase 1 compound TP-271 from NIAID for the development, manufacturing, and clinical evaluation of TP-271 for respiratory diseases caused by biothreat and antibiotic-resistant public health pathogens, as well as bacterial pathogens associated with community-acquired bacterial pneumonia. The NIAID Contract was awarded in September 2011, provided up to a total of approximately $35.8 million and expired on March 31, 2019.

In connection with the NIAID Contract, in October 2011, the Company entered into a cost-plus-fixed-fee subcontract with CUBRC, the direct recipient of the NIAID Contract, which subcontract expired on March 31, 2019 under which the Company could originally receive funding of up to approximately $16.9 million (which was subsequently reduced to $16.3 million based on actual work performed), reflecting the portion of the NIAID Contract funding that could be paid to the Company for its activities. As of December 31, 2019, the Company had received $16.2 million under this agreement. The Company has not received any additional funds under this agreement since that date. Our obligations under the NIAID Contract had been met in full as of December 31, 2019. During the years ended December 31, 2019 and 2018, the Company recognized revenue of $0.1 million and $2.5 million, respectively, from the Company’s subcontract under the NIAID Contract.

CARB-X Award for TP-6076

In March 2017, Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) selected the Company to receive up to $4.0 million in research funding over eighteen months for TP-6076. In connection with this funding, the Company entered into a cost reimbursement Sub-Award Agreement, or the Sub-Award Agreement, with the Trustees of Boston University, the administrator of the program. The Company began recognizing revenue from the Sub-Award Agreement in April 2017. During the years ended December 31, 2019 and 2018, the Company recognized revenue of $0.5 million and $2.0 million, respectively, under this Sub-Award Agreement and does not expect to receive any additional revenue under the award. As of December 31, 2019, the Company had received $3.2 million. Our obligations under this Sub-Award Agreement have been met in full as of December 31, 2019.

4.  Property and Equipment, net and Assets Held-for-Sale

Property and equipment, net and assets held-for-sale at December 31, 2019 and 2018 consisted of the following (in thousands):

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2019 and 2018 was $0.2 million and $0.5 million, respectively.

	December 31,
	2019	2018	Depreciable lives
Leasehold improvements	$923	$923	shorter of assets life or lease term
Furniture and fixtures	234	509	5 years
Office and computer equipment	135	217	3 years
Laboratory equipment	-	3,278	5 years
Property and equipment, gross	1,292	4,927
Less accumulated depreciation and amortization	(1,194)	(3,806)
Property and equipment, net	$98	$1,121

Assets held-for-sale	$53	$-

5. Accrued Expenses

Accrued expenses at December 31, 2019 and 2018 consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Salaries and benefits	$1,825	$3,801
Drug supply and development	2,608	3,901
Professional fees	573	1,178
Commercial	516	910
Clinical trial related	111	146
License payments	-	617
Other	161	1,208
Total	$5,794	$11,761

The Company has $0.9 million of employee bonuses that are payable contingent, which have not been accrued as of December 31, 2019.

6.  Stockholder’s Equity

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

As of December 31, 2019, the Company had sold an aggregate of 305,522 shares of common stock under the Sales Agreement, at an average selling price of approximately $129.80 per share for aggregate gross proceeds of $39.6 million and net proceeds of $38.2 million after deducting sales commissions and offering expenses. The Company did not sell any shares of Common Stock under the Sales Agreement during 2019. As of March 9, 2020, $40.4 million of common stock remained available to be sold under the Amended Sales Agreement.

On November 1, 2019 the Company completed a registered direct offering to a healthcare-focused institutional investor priced at-the-market, of (i) 300,000 shares of common stock and accompanying warrants to purchase an aggregate of 300,000 shares of common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 1,830,493 shares of common stock and accompanying warrants to purchase an aggregate of 1,830,493 shares of common stock. Each share of common stock and accompanying common stock warrant were sold together at a combined price of $3.755, and each pre-funded warrant and accompanying common stock warrant were sold together at a combined price of $3.745. Each pre-funded warrant has an exercise price of $0.01 per share, is exercisable immediately and is exercisable until exercised in full. Each common stock warrant has an exercise price of $3.62 per share, is exercisable immediately and expires five years from the date of issuance. The net proceeds to the Company from the offering, after deducting the placement agent's fees and other estimated offering expenses payable by the Company, was approximately $7.1 million. The fair value allocated to the common stock, warrants and pre-funded warrants, less issuance costs, was $0.6 million, $2.9 million and $3.6 million, respectively. 400,000 of the pre-funded warrants were exercised during November 2019.

Also, on January 24, 2020 the Company completed a private placement and registered direct offering of common stock and warrants, which raised $15.9 million in net proceeds. Refer to Note 16 for further information.

7.	Stock-based Compensation

In February 2013, the Company’s board of directors and stockholders approved, effective upon the closing of the IPO, the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards for the purchase of that number of shares of Common Stock equal to the sum of (i) 84,438 shares of Common Stock, (ii) 12,913 shares of Common Stock that were reserved for issuance under the 2006 Plan that remained available for issuance under the 2006 Plan upon the closing of the IPO, (iii) any shares of Common Stock subject to awards under the 2006 Plan which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company without having been fully exercised or resulting in any Common Stock being issued. In addition, the number of shares of Common Stock that may be issued under the 2013 Plan is subject to automatic annual increases, to be added on January 1 of each year from January 1, 2014 through and including January 1, 2023, equal to the number of shares that is the lesser of (a) 150,000, (b) 4% of the then outstanding shares of Common Stock or (c) an amount determined by the Company’s board of directors. In January 2020, the number of shares authorized for issuance under the 2013 Plan increased by 138,642 shares.

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

Stock Options

Stock option activity at December 31, 2019 and changes during the year then ended are presented in the table and narrative below (in thousands, except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2018	366,020	$223.11	7.45	$5
Granted	9,200	17.72
Exercised	-	-
Canceled	(197,452)	213.15
Options outstanding at December 31, 2019	177,768	$223.53	5.62	$-
Options exercisable at December 31, 2019	126,517	$277.42	4.92	$-

The aggregate intrinsic value in the table above represents the difference between the Company’s closing common stock price on the last trading day during the year ended December 31, 2019 and the exercise price of the options, multiplied by the number of in-the-money options. As of December 31, 2019, there was $3.1 million of total unrecognized stock-based compensation cost related to employee and director unvested stock options granted under the 2006 Plan and the 2013 Plan. The Company expects to recognize that cost over a remaining weighted-average period of 1.9 years.

The Company estimates the fair value of each employee and director stock option award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	Years Ended December 31,
	2019	2018
Volatility factor	98.80%-100.42%	91.45%-97.39%
Expected life (in years)	5.78-6.11	5.31-6.11
Risk-free interest rate	1.43%-2.52%	2.41%-3.04%
Dividend yield	0%	0%

For grants in 2019, expected volatility is based on the historic volatility of the Company’s common stock and expected term is estimated based on the Company’s historical data. For grants in 2018, the Company did not have sufficient historical data to support a calculation of volatility and expected life. As such, the Company used a weighted-average volatility considering he Company’s own volatility and the volatilities of a representative group of publicly traded companies and used the simplified method to estimate expected life of the stock option. The risk-free interest rate used for each grant in 2019 and 2018 is based on a zero-coupon U.S. Treasury instrument with a remaining term of the share-based award.

Compensation cost for stock options and restricted stock units granted to employees and directors is based on the estimated grant-date fair value and is recognized over the vesting period of the applicable option on a straight-line basis. Stock-based compensation expense related to stock options and restricted stock units granted to employees and directors was $6.4 million and $13.0 million during the years ended December 31, 2019 and 2018, respectively.

Using the Black-Scholes option-pricing model, the weighted-average grant date fair values of options granted to employees for the years ended December 31, 2019 and 2018 was $13.75 and $83.54, respectively.

Stock-based compensation expense recognized in the Company’s consolidated statements of operations during the periods presented was as follows (in thousands):

	Year Ended December 31,
	2019	2018
Research and development	$1,872	$5,721
General and administrative	4,563	7,408
Total	$6,435	$13,129

	Year Ended December 31,
	2019	2018
Stock options	$4,848	$10,925
Restricted stock units	1,526	2,089
Employee stock purchase plan	61	115
Total	$6,435	$13,129

Restricted Stock Units and Performance Stock Units

During 2019 and 2018, the Company awarded employees 127,742 and 32,671 restricted stock units, respectively. These restricted stock units vest in annual increments over one to two years, subject to continued employment with the Company.

During 2019 and 2018, , the Company issued to certain employees 16,650 and 14,200 performance stock units, respectively, which vest based on service and performance conditions. During the year ended December 31, 2019, 6,650 awards fully vested. Vesting of these awards is contingent on the occurrence of certain milestone events and fulfillment of any remaining service condition. As a result, the related compensation cost is recognized as an expense when achievement of the milestone is considered probable over the remaining requisite service period.

The following table summarizes the restricted stock and performance stock units activity for the year ended December 31, 2019:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	54,035	$60.10
Granted	144,392	22.99
Cancelled	(38,783)	33.76
Vested/Released	(67,663)	38.79
Unvested at December 31, 2019	91,981	$28.62

As of December 31, 2019, there was $1.0 million of total unrecognized stock-based compensation expense related to restricted stock units and performance stock units granted under the Plan. The expense is expected to be recognized over a weighted-average period of 1.5 years.

8. Employee Stock Purchase Plan

The ESPP was approved by the Company’s stockholders on June 12, 2014 and allows the Company to sell an aggregate of 30,000 shares of common stock. The ESPP allows eligible employees to purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each period during the term of the ESPP. The offering periods are six months each from May to November and from November to May of each calendar year. Pursuant to the ESPP, the Company sold a total of 14,421 shares of common stock during the year ended December 31, 2019 under the ESPP at purchase prices of $2.09, and $15.05, respectively, which represented 85% of the closing price of the Company’s common stock on May 14, 2019, and November 14, 2019, respectively. Pursuant to the ESPP, the Company sold a total of 4,307 shares of common stock during the year ended December 31, 2018 under the ESPP at purchase prices of $63.00, and $32.40, respectively, which represented 85% of the closing price of the Company’s common stock on May 12, 2018, and November 14, 2018, respectively. The Company records stock-based compensation expense under the ESPP based on the fair value of the purchase rights using the Black-Scholes option pricing model. The total stock-based compensation expense recorded as a result of the ESPP was $61,000 and $115,000 during the years ended December 31, 2019 and 2018, respectively.

9. Debt Facility

On November 2, 2018, the Company entered into a loan and security agreement (the Loan Agreement) with Solar Capital Ltd., as collateral agent and lender, and the other lenders named therein (Solar Capital Ltd. and the other lenders are collectively referred to as the Lenders). On August 30, 2019, the Company entered into a payoff letter with the Lenders, pursuant to which the Company agreed to pay off and thereby terminate the Loan Agreement. Pursuant to the payoff letter, the Company paid a total of $30.7 million to the Lenders, representing the principal balance, accrued interest outstanding and a portion of the final fee under the Loan Agreement in repayment of the Company’s outstanding obligations under the Loan Agreement. The Company recorded a loss from debt extinguishment of $1.6 million as the difference between the net carrying amount of the indebtedness under the Loan Agreement and the amount paid.

In connection with the Loan Agreement and the funding of the initial loan facility, the Company issued to the Lenders warrants to purchase an aggregate of 20,718 shares of the Company’s common stock, equal to 3.00% of the term loan funded divided by the exercise price of $43.44. The warrants will terminate 10 years from the date of its original issuance. The warrants were equity classified with a fair value of $0.8 million at issuance and recorded to additional paid in capital.

The Company recorded interest expense related to the loan facility of $2.6 million and $0.6 million for the years ended December 31, 2019 and 2018, respectively.

10. Income Taxes

The Company accounts for income taxes under ASC 740, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Loss before income tax (benefit) provision consists of the following (in thousands):

	Year ended December 31,
	2019	2018
United States	$(67,960)	$(61,046)
Foreign	(2,125)	(11,112)
Total loss before income taxes	$(70,085)	$(72,158)

For the years ended December 31, 2019 and 2018 the Company did not have a current or deferred income tax expense or benefit.

A reconciliation of the Federal statutory tax rate of 21% to the Company’s effective income tax rate follows:

	Year ended December 31,
	2019	2018
Federal statutory tax rate	(21.00)%	(21.00)%
State taxes, net of federal benefits	(1.70)%	(5.20)%
State tax rate change	2.00%	1.10%
Permanent differences	0.10%	—
Credits	(0.90)%	(1.80)%
Intellectual property transfer	—	(3.80)%
Change in valuation allowance	14.40%	25.20%
Foreign rate differential	0.60%	3.20%
Equity-based compensation	6.40%	2.30%
Other	0.10%	—
Effective tax rate	—%	—%

As of December 31, 2019, the Company had federal net operating loss carryforwards, or NOLs, of approximately $489.1 million and state net operating loss carryforwards of $418.3 million, which are available to reduce future taxable income. Federal net operating loss carryforwards of $383.1 million will expire on various dates through 2037. $106.0 million of the federal net operating loss carryforwards can be carried forward indefinitely. The state net operating loss carryforwards of $418.3 million will expire at various dates through 2039.

As of December 31, 2019, the Company has a carryforward of disallowed interest expense of $2.9 million, which can be carried forward indefinitely.

The Company also had federal tax credits of $8.8 million and state tax credits of $3.1 million, which may be used to offset future tax liabilities. The federal and state tax credit carryforwards will expire at various dates through 2039 and 2034, respectively.

The NOL, tax credit and disallowed interest carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. In addition, the Company has not, as yet, conducted a study of research and development (“R&D”) credit carryforwards. This study may result in an adjustment to the Company’s R&D credit carryforwards. Any adjustment as a result of such study would be fully offset by a decrease in the Company’s valuation allowance.

The principal components of the Company’s deferred tax assets are as follows (in thousands):

	Year ended December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$128,773	$114,097
Research and development credits and carryforwards	11,270	10,649
Equity-based compensation	4,104	8,836
Accrued expenses and other	414	270
Intangibles	3,243	4,578
Interest limitation carryforward	657	-
Lease liability	1,136	-
Deferred tax assets	149,597	138,430
Deferred tax liabilities:
Right-of-use asset	(1,100)	-
Deferred tax liabilities	(1,100)	-
Less valuation allowance	(148,497)	(138,430)
Net deferred tax assets	$—	$—

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a valuation allowance against its deferred tax assets at December 31, 2019 and 2018, respectively, because the Company’s management has determined that is it more likely than not that these assets will not be realized. The $10.1 million increase in the valuation allowance in 2019 primarily relates to the loss incurred by the Company in this period.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement by prescribing the minimum recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The Company had gross tax-effected unrecognized tax benefits of $1.4 million and $1.3 million at December 31, 2019 and 2018, respectively. Unrecognized tax benefits represent tax positions for which reserves have been established. A full valuation allowance has been provided against the Company’s deferred tax assets, so that the effect of any unrecognized tax benefits would simply be to reduce the gross amount of the deferred tax asset and the corresponding valuation allowance. The Company anticipates that the amount of unrecognized tax benefits recorded will not change in the next twelve months.

As of December 31, 2019 and 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

The aggregate changes in gross unrecognized tax benefits during the years ended December 31, 2019 and 2018 were as follows (in thousands):

	Year ended December 31,
	2019	2018
Balance at beginning of year	$1,291	$1,107
Increases for tax positions taken during current period	73	130
Increases for tax positions taken in prior periods	—	54
Decreases for tax positions taken during current period	—	—
Decreases for tax positions taken in prior periods	—	—
Balance at end of year	$1,364	$1,291

The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2016 through 2018. Carryforward tax attributes generated in years past may still be adjusted upon future examination if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

11.  Commitments and Contingencies

Lease Commitments

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

In the third quarter of 2016, the Company entered into a sublease with respect to a portion of its principal facilities with an unrelated third party. This sublease was terminated in August 2019.

On November 29, 2018, the Company amended its existing operating lease to extend the lease term through November 30, 2022 for all of its existing operating leases.

On January 31, 2020, the Company amended its lease of office and laboratory space in Watertown, MA to reduce the square feet from approximately 37,438 square feet to approximately 21,539 square feet.

On January 1, 2019, the Company adopted ASU 2016-02, Leases. Refer to Note 2, “Summary of Significant Accounting Policies” herein for additional disclosures.

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

The components of lease expense were as follows:

Year ended December 31,
2019
Operating lease cost	$1,897
Variable lease cost	1,203
Total lease cost	$3,100

Weighted-average remaining lease term (years)	2.90
Weighted-average discount rate	9.25%

Cash paid for amounts included in the measurement of the lease liabilities included in the operating cash flows were $1.8 million and $1.4 million for the years ended December 31, 2019 and 2018 respectively.

As of December 31, 2019, the aggregate minimum future rent payments under the lease agreement are as follows (in thousands):

Total
2020	$1,916
2021	1,950
2022	1,785
Thereafter	—
Less: Imputed interest	(656)
Present value of lease payments	$4,995

The Company recorded $1.5 million and $1.4 million in rent expense for the years ended December 31, 2019 and 2018, respectively

12.  Employee Benefit Plan

In 2007, the Company established the Tetraphase Pharmaceuticals, Inc. 401(k) Plan (the “401(k) Plan”) for its employees, which is designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) Plan within statutory and 401(k) Plan limits. During 2014, the Company began to make matching contributions of 50% of the first 6% of employee contributions. The Company made matching contributions of $0.5 million and $0.4 million for the years ended December 31, 2019 and 2018, respectively.

13.	Legal Proceedings

On February 7, 2020, DHL Supply Chain (Netherlands) B.V (“DHL”) made an arbitration demand against the Company with Foundation UNUM. The arbitration demand alleges breach of contract by the Company under a letter of intent entered into between the parties in August 2018 between the parties, and DHL seeks full indemnification for all damages and costs resulting from the alleged breach by the Company, including but not limited to loss of profit, which DHL calculates at 2,335,000 Euros. The Company does not believe it has breached any contract with DHL and plans to engage in a vigorous defense against such claims. No amounts have been accrued for this matter at December 31, 2019.

14.	Corporate Restructuring Charges

On June 10, 2019, the Company announced a restructuring of its organization, including a 20% reduction in headcount, designed to focus its cash resources on commercializing Xerava. This reorganization included the elimination of its internal research function and an exploration of out-licensing opportunities for all of its pipeline of early-stage antibiotics and oncology product candidates. The Company incurred total costs associated with the restructuring of $2.4 million, all of which the Company incurred during 2019. The restructuring charges consist primarily of severance costs and asset impairment costs, offset in part by stock-based compensation adjustments associated with award modifications.

The restructuring charges recorded during the year ended December 31, 2019 and the related liability balance as of December 31, 2019 for each major type of cost associated with this restructuring plan are as follows:

	Restructuring Expense	Cash payments	Non-cash expense	Restructuring Liability at December 31, 2019
Employee severance and related costs	$2,130	$(1,549)	$—	$581
Asset impairments	335	-	(335)	-
Compensation expense	(97)	-	97	-
	$2,368	$(1,549)	$(238)	$581

15.  Quarterly Results (Unaudited)

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(in thousands, except per share data)
	(unaudited)
Revenues:
Product revenue, net	$341	$796	$978	$1,460
License and collaboration revenue	—	—	2,000	—
Government revenue	932	277	362	230
Total revenue	1,273	1,073	3,340	1,690
Expenses:
Cost of revenue - product sales	164	307	882	1,334
Cost of revenue - intangible asset amortization	98	99	98	98
Research and development	6,737	8,166	5,348	2,534
Selling, general and administrative	13,314	15,113	11,350	9,266
Total expenses	20,313	23,685	17,678	13,232
Loss from operations	(19,040)	(22,612)	(14,338)	(11,542)
Other income and expenses
Loss on extinguishment of debt	—		(1,568)	—
Other income	—	250	—	83
Interest income	507	416	252	87
Interest expense	(955)	(975)	(650)	—
Net loss	$(19,488)	$(22,921)	$(16,304)	$(11,372)
Net loss per share—basic and diluted	$(7.25)	$(8.45)	$(6.00)	$(2.75)

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands, except per share data)
	(unaudited)
Revenue:
Product revenue, net	$—	$—	$—	$178
License and collaboration revenue	—	9,500	—	3,177
Government revenue	1,891	2,079	1,151	928
Total revenue	1,891	11,579	1,151	4,283
Expenses:
Cost of revenue - product sales	—	—	—	130
Cost of revenue - intangible asset amortization	—	—	—	98
Research and development	18,127	14,370	11,665	10,717
Selling, general and administrative	5,705	7,165	9,481	14,727
Total expenses	23,832	21,535	21,146	25,672
Loss from operations	(21,941)	(9,956)	(19,995)	(21,389)
Interest income	365	413	437	532
Interest expense	—	—	—	(624)
Net loss	$(21,576)	$(9,543)	$(19,558)	$(21,481)
Net loss per share—basic and diluted	$(8.36)	$(3.68)	$(7.39)	$(8.00)

(16).  Subsequent Events

On January 24, 2020, the Company completed a private placement with Armistice Capital, LLC, a healthcare-focused institutional investor priced at-the-market of (i) 1,270,000 shares of common stock and accompanying warrants to purchase an aggregate of 1,270,000 shares of common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 2,063,334 shares of common stock and accompanying warrants to purchase up to an aggregate of 2,063,334 shares of common stock. Each share of common stock and accompanying common stock warrant were sold together at a combined price of $3.00, and each pre-funded warrant and accompanying common stock warrant were sold together at a combined price of $2.999, for gross proceeds of approximately $10 million. Each pre-funded warrant had an exercise price of $0.001 per share, was exercisable immediately and was exercisable until all of the pre-funded warrants are exercised in full. Each common stock warrant had an exercise price of $2.87 per share, was exercisable immediately and will expire five years from the date of issuance.

Also on January 24, 2020, the Company completed a registered direct offering to certain healthcare-focused institutional investors priced at-the-market, of (i) 2,380,105 shares of common stock and accompanying warrants to purchase up to an aggregate of 2,380,105 shares of common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 120,000 shares of common stock and accompanying warrants to purchase up to an aggregate of 120,000 shares of common stock. Each share of common stock and accompanying common stock warrant were sold together at a combined price of $3.00, and each pre-funded warrant and accompanying common stock warrant were sold together at a combined price of $2.999, for gross proceeds of approximately $7.5 million. Each pre-funded warrant had an exercise price of $0.001 per share, was exercisable immediately and was exercisable until all of the pre-funded warrants are exercised in full. Each common stock warrant had an exercise price of $2.87 per share, was exercisable immediately and will expire five years from the date of issuance.

The net proceeds to the Company from the registered direct offering and the concurrent private placement, after deducting the placement agent's fees and other estimated offering expenses payable by the Company, were approximately $15.9 million.

On January 31, 2020, the Company amended its lease of office and laboratory space in Watertown, MA to reduce the square feet from approximately 37,438 square feet to approximately 21,539 square feet. This amendment is expected to reduce the Company’s lease and non-lease expense related to its office lease by approximately $1.3 million annually.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Senior Vice President, Finance, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Senior Vice President, Finance concluded that as of December 31, 2019, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this Annual Report on Form 10-K was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The certifications of our principal executive officer and principal financial officer attached as Exhibits 31.1 and 31.2 to this report include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal controls over financial reporting.

Internal Control Over Financial Reporting

(a)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Senior Vice President of Finance, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

(b)	Changes in Internal Control Over Financial Accounting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth for each director and executive officers of the Company and his or her position with the Company as of March 2, 2020.

Name	Title
Leonard Patrick Gage	Chairman of the Board
Larry Edwards	President, Chief Executive Officer and Director
Garen Bohlin	Director
Steven Boyd	Director
Jeffrey Chodakewitz	Director
John Freund	Director
Gerri Henwood	Director
Guy Macdonald	Director
Keith Maher	Director
Nancy Wysenski	Director
Maria Stahl	Chief Business Officer and General Counsel
Christopher Watt	Senior Vice President, Finance

Directors

Leonard Patrick Gage, Ph.D., age 77, has served as a member of our board of directors and as Chairman of our board of directors since December 2011. Since July 2002, Dr. Gage has served as a consultant to the biopharmaceutical industry. From 1998 to 2002, Dr. Gage served as President of Wyeth Research (now part of Pfizer, Inc.). Prior to joining Wyeth Research, he served in various positions at Genetics Institute, Inc., a publicly traded biotechnology company, from 1989 to 1998, first as head of Research and Development, then as Chief Operating Officer and eventually as President. From 1971 to 1989, Dr. Gage served in various positions in research management with Hoffmann-La Roche Inc., a pharmaceutical company, most recently serving as Vice President responsible for U.S. drug discovery. Dr. Gage has served on the board of directors of Cytokinetics, Incorporated, a publicly traded biopharmaceuticals company, since November 2009 and as Chairman of its board of directors since March 2010. Previously he served on the board of directors of PDL BioPharma, Inc., a publicly traded biotechnology company, from 2003 through 2008, as the Chairman of its board of directors in 2007, and as its Interim Chief Executive Officer from 2007 to 2008. Dr. Gage currently serves on the board of directors of Marine Biological Laboratories. Dr. Gage received an S.B. in physics from the Massachusetts Institute of Technology and a Ph.D. in biophysics from the University of Chicago. We believe that Dr. Gage’s extensive industry and board experience as well as his independence allows him to serve as an effective Chairman of our board of directors and to be a key contributor to our board of directors.

Larry Edwards, age 48, has served as our President and Chief Executive Officer and a member of our board of directors since August 2019. Previously he served as our Chief Operating Officer from March 2018 to July 2019. From December 2016 to February 2018, Mr. Edwards served as our Senior Vice President, Chief Commercial Officer and from January 2016 to December 2016 as our Vice President, Commercial Operations. He also served as our Vice President, Marketing from July 2015 to January 2016. Prior to joining Tetraphase, from April 2014 to June 2015, Mr. Edwards served as Senior Director, Marketing at Cubist Pharmaceuticals, Inc., a publicly traded biopharmaceutical company acquired by Merck & Co. in January 2015. Mr. Edwards previously served in various roles at Merck & Co., a publicly traded pharmaceutical company, from 1999 to April 2014, most recently serving as Global Marketing Director, Clostridium Difficile and New Infectious Disease Products. Mr. Edwards received a B.S. from Ohio University. We believe Mr. Edwards extensive experience and knowledge of the antibiotic sector allows him to be a critical contributor to our board of directors.

Garen Bohlin, age 72, has served as a member of our board of directors since July 2010. Since May 2012, Mr. Bohlin has served on the boards of directors and as a consultant to multiple life sciences companies. From January 2010 until April 2012, he served as Executive Vice President of Constellation Pharmaceuticals, Inc., a biopharmaceutical company. Prior to joining Constellation, Mr. Bohlin served as Chief Operating Officer of Sirtris Pharmaceuticals, Inc., a biotechnology company, from 2006 to December 2009. Mr. Bohlin was the founding Chief Executive Officer of Syntonix Pharmaceuticals, Inc., a biopharmaceutical company, from 1999 through December 2005. Earlier in his career, he held multiple executive positions at Genetics Institute, Inc., a biotechnology company, and was a partner at Arthur Andersen & Co., a public accounting and consulting organization. Mr. Bohlin currently serves on the board of directors of Collegium Pharmaceutical, Inc. and Karyopharm Therapeutics, Inc., both publicly traded biotechnology companies. He also served on the board of directors for Acusphere, Inc., a specialty pharmaceutical company that was a publicly traded company, from 2005 to 2014; SpringLeaf Therapeutics, Inc., a private biotechnology company, from 2010 to 2013; Precision Dermatology, Inc., a private dermatology company from 2012 to 2014; and Proteon Therapeutics, Inc., a publicly traded biotechnology company from 2014 to January 2020. Mr. Bohlin received his B.S. in accounting and finance from The University of Illinois. We believe that Mr. Bohlin’s industry and board experience, including his audit committee experience, with both publicly traded and privately held companies makes him a key contributor to our board of directors.

Steven Boyd, age 39, has served as a member of our board of directors since January 2020. Mr. Boyd has served since 2012 as the chief investment officer of Armistice Capital, LLC, a long-short equity hedge fund focused on the health care and consumer sectors. From 2005 to 2012, Mr. Boyd was a research analyst at Senator Investment Group, York Capital and SAB Capital Management, where he focused on health care. Mr. Boyd began his career as an analyst at McKinsey & Company. Mr. Boyd currently serves as a member of the boards of directors of Aytu BioScience, Inc., Cerecor Inc., EyeGate Pharmaceuticals, Inc. and Vaxart, Inc. Mr. Boyd received a B.S. in economics and a B.A. in political science from The Wharton School of the University of Pennsylvania. We believe Mr. Boyd’s extensive investment experience allows him to be a key contributor to our board of directors.

Jeffrey A. Chodakewitz, M.D., age 64, has served as a member of our board of directors since June 2014. Dr. Chodakewitz currently serves as a senior advisor to Blackstone Life Sciences, a life sciences fund. From April 2018 to March 2019, Dr. Chodakewitz served as Executive Vice President, Clinical Medicine and External Innovation of Vertex Pharmaceuticals Incorporated, a publicly traded pharmaceutical company. From October 2014 to March 2018, Dr. Chodakewitz served as Executive Vice President, Global Medicines Development and Medical Affairs, and Chief Medical Officer of Vertex. From January 2014 to October 2014, Dr. Chodakewitz served as Senior Vice President and Chief Medical Officer of Vertex. Prior to joining Vertex, Dr. Chodakewitz spent more than 20 years at Merck & Co., Inc., where he held a variety of roles including Vice President of Clinical Research—Infectious Diseases & Vaccines, Vice President of Clinical Pharmacology/Early Stage Development, Senior Vice President of Late Stage Development, and Senior Vice President of Global Scientific Strategy (Infectious Diseases, Respiratory/Immunology). Prior to his tenure at Merck, he served as the Director of the HIV Outpatient Clinic at the Veterans Administration Medical Center in West Haven, Connecticut, and held various academic positions at Yale University and New York University Schools of Medicine. Dr. Chodakewitz serves on the board of directors of resTORbio, Inc., a publicly traded biopharmaceutical company focused on age-related diseases. Dr. Chodakewitz is a Diplomate of the National Board of Medical Examiners, the American Board of Internal Medicine (both Internal Medicine and Infectious Diseases). He received a B.S. in Biochemistry from Yale University, cum laude, and an M.D. from the Yale University School of Medicine. We believe that Dr. Chodakewitz’s scientific, medical and business background allows him to be a key contributor to our board of directors.

John Freund, M.D., age 66, has served as a member of our board of directors since October 2012. Dr. Freund founded Skyline Ventures, a venture capital firm, in 1997 and has served as a managing director at Skyline since its founding. He is also co-founder, director and chief executive officer of Arixa Pharmaceuticals, Inc., a privately held antibiotic company. Prior to founding Skyline, Dr. Freund served as managing director in the private equity group of Chancellor Capital Management, a private capital investment firm. In 1995, he co-founded Intuitive Surgical, Inc. a medical device company, and served on its board of directors until 2000. From 1988 to 1994, Dr. Freund served in various positions at Acuson Corporation, a maker of ultrasound equipment that is now part of Siemens, most recently as Executive Vice President. Prior to joining Acuson, Dr. Freund was a general partner of Morgan Stanley Venture Partners from 1987 to 1988. From 1982 to 1988, Dr. Freund was at Morgan Stanley & Co., an investment banking company, where he co-founded the Healthcare Group in the Corporate Finance Department in 1983. He has served on the board of directors of Collegium Pharmaceutical, Inc., a publicly traded biotechnology company, since 2014; SI-BONE, Inc., a publicly traded medical device company, since 2012; and Sutro Biopharma, Inc., a publicly traded biotechnology company, since 2014. Dr. Freund also serves on the board of directors of six U.S. registered investment funds managed by Capital Research and Management. He also previously served on the board of directors of a number of publicly traded companies, including Proteon Therapeutics, Inc., a publicly traded biotechnology company; XenoPort, Inc., a biopharmaceutical company, where he served as chairman of the board; Map Pharmaceuticals, Inc. a biopharmaceutical company; Hansen Medical, Inc., a medical device company; Mako Surgical Corp., a medical device company; and Concert Pharmaceuticals, Inc., a biopharmaceutical company. Dr. Freund is a member of the Advisory Board for the Harvard Business School Healthcare Initiative. Dr. Freund received a B.A. in history from Harvard College, an M.D. from Harvard Medical School, and an M.B.A. from Harvard Business School. We believe that Dr. Freund’s extensive investment experience, his experience as an executive and his service on the board of directors of numerous public and privately held companies allows him to be a key contributor to our board of directors.

Gerri Henwood, age 67, has served as a member of our board of directors since April 2015. Since 2008, Ms. Henwood has served as President and Chief Executive Officer and a director of Recro Pharma, Inc., a publicly traded contract development and manufacturing organization. Since 2019, Ms. Henwood has also served as President and Chief Executive Officer and a director of Baudax Bio, Inc., a publicly traded acute care specialty pharmaceutical company focusing on developing and commercializing innovative products for the acute care settings. Baudax Bio, Inc. was spun off from Recro Pharma, Inc. From 2006 to 2013, Ms. Henwood served as the President of Malvern Consulting Group, or MCG. She is the co-founder of Auxilium Pharmaceuticals, Inc. and served as its President, Chief Executive Officer and director from 1999 to 2006. Prior to founding Auxilium, in 1985, Ms. Henwood founded, and was President and Chief Executive Officer of, a publicly traded contract research organization, IBAH, Inc., which was acquired by Omnicare, Inc. Prior to founding IBAH, Inc., Ms. Henwood began her career with Smith Kline & French, now part of GlaxoSmithKline plc, in the pharmaceutical management program. She held many positions there, including the position of head of Regulatory and Medical Affairs for the U.S. business and the position of Group Director—Marketing in the International Pharmaceutical Division. Ms. Henwood holds a B.S. in Biology from Neumann University. We believe Ms. Henwood’s expertise in product commercialization, clinical development and regulatory approval processes allows her to be a key contributor to our board of directors.

Guy Macdonald, age 61, has served as a member of our board of directors since January 2008 and served as our President and Chief Executive Officer from January 2008 until July 2019. From August 2003 until January 2008, Mr. Macdonald served as Executive Vice President, Operations of Idenix Pharmaceuticals, Inc., a biopharmaceutical company. Prior to joining Idenix, he served in various positions at Merck & Co., Inc., a pharmaceutical company, from 1981 to 2003, most recently serving as the Vice President for Anti-Infective and Hospital Products. Mr. Macdonald currently serves as chairman of the board of Scynexis, Inc., a publicly traded biotechnology company. Mr. Macdonald received an Honours Degree in biochemistry from Dundee University in Dundee, Scotland. We believe Mr. Macdonald’s qualifications to serve on our board of directors include his extensive experience in the healthcare industry as well as his extensive knowledge of our company and our business through service as our President and Chief Executive Officer.

Keith Maher, M.D., age 51, has served as a managing director at Armistice Capital, LLC since 2019. From 2007 to 2018, Dr. Maher held senior roles at Schroder Investment Management, Omega Advisors and Gracie Capital. Dr. Maher joined Gracie from Valesco Healthcare Partners, a global healthcare fund he founded in partnership with Paramount Bio Capital. Prior to starting Valesco, Dr. Maher was a managing director at Weiss, Peck & Greer (WPG) Investments. He joined WPG from Lehman Brothers, where he worked as an equity research analyst covering medical device and technology companies. Dr. Maher currently serves on the boards of directors of EyeGate Pharmaceuticals, Inc. and Vaxart, Inc. Dr. Maher received a B.A. in biology from Boston University, an M.B.A. from Northwestern University’s Kellogg Graduate School of Management and an M.D. from Albany Medical College. Dr. Maher completed his clinical training at the Mount Sinai Medical Center in the Department of Medicine. We believe Dr. Maher’s extensive investment experience allows him to be a key contributor to our board of directors.

Nancy Wysenski, age 62, has served as a member our board of directors since March 2014. From December 2009 through June 2012, Ms. Wysenski served as the Executive Vice President and Chief Commercial Officer of Vertex Pharmaceuticals Incorporated, a publicly traded pharmaceutical company. Prior to joining Vertex, Ms. Wysenski held the position of Chief Operating Officer of Endo Pharmaceuticals, a 1,200-person specialty pharmaceutical company, where she led sales, marketing, commercial operations, supply chain management, human resources and various business development initiatives. Prior to her time at Endo, Ms. Wysenski participated in the establishment of EMD Pharmaceuticals, Inc., where she held various leadership positions, including the role of President and Chief Executive Officer from 2001 to 2006 and Vice President of Commercial from 1999 to 2001. From 1984 to 1998, Ms. Wysenski held several sales-focused roles at major pharmaceutical companies, including Vice President of Field Sales for Astra Merck, Inc. Ms. Wysenski serves as a director of Alkermes plc, a publicly traded biopharmaceutical company. She is a founder of the Research Triangle Park Chapter of the Healthcare Businesswomen’s Association and served on the Nominating Committee and National Advisory Board of the Healthcare Businesswomen’s Association. Ms. Wysenski received a B.S.N. in Nursing from Kent State University and an M.B.A. from Baldwin-Wallace College. We believe that Ms. Wysenski’s experience, leadership skills and knowledge of the life sciences industry allow her to provide valuable insight to our board with respect to the launch and commercialization of pharmaceutical products.

Executive Officers (other than the Chief Executive Officer)

Maria Stahl, age 49, has served as our Chief Business Officer and General Counsel since June 2019 and served Senior Vice President and General Counsel from March 2015 to June 2019. Prior to joining Tetraphase, Ms. Stahl served as Senior Vice President, General Counsel of Idenix Pharmaceuticals, Inc., a publicly traded biotechnology company until its acquisition by Merck & Co., from October 2010 to August 2014. Ms. Stahl received a B.A. from Providence College and a J.D. from Yale Law School.

Christopher Watt, age 55, has served as our Senior Vice President, Finance since January 2017. He previously served as our Vice President, Finance from July 2015 to January 2017. Prior to joining Tetraphase, Mr. Watt spent ten years at Biogen, Inc., a publicly traded pharmaceutical company, most recently serving as Senior Director, Global Commercial Finance. From 2009 to 2011, Mr. Watt served as the Finance Director for Biogen’s UK/Ireland affiliate and from 2006 to 2009 as Director of Business Planning, International. Prior to Biogen, Mr. Watt spent fifteen years in various financial roles at InterSystems Corporation, Putnam Investments, Procter and Gamble and Shawmut Bank. Mr. Watt received a B.A. from Colby College and an M.B.A. from the University of Michigan.

Audit Committee

We have established an Audit Committee consisting of the following individuals, each of whom qualifies as independent within the meaning of the applicable Listing Rules of the Nasdaq Stock Market LLC (the “Nasdaq Rules”) and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934 (“Exchange Act”): Leonard Patrick Gage (Chairman), Garen Bohlin and John Freund. The Board of Directors has determined that Mr. Bohlin meets the qualifications of an “audit committee financial expert” under SEC Rules and the qualifications of “financial sophistication” under the applicable Nasdaq Rules.

Code of Business Conduct and Ethics

We have also adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is posted on the “Investors—Corporate Governance” section of our website, which is located at www.tphase.com. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K to be filed with the Securities and Exchange Commission (the “SEC”).

ITEM 11.	Executive Compensation

This section explains our executive compensation program as it relates to our “named executive officers” whose compensation information is presented in the tables below in accordance with Securities and Exchange Commission rules for smaller reporting companies. It discusses the material elements of our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our named executive officers and is intended to place in perspective the data presented in the tables below. Our named executive officers for 2019 are:

•	Larry Edwards, our president and chief executive officer;
•	Guy Macdonald, our former president and chief executive officer;
•	Maria Stahl, our chief business officer and general counsel; and
•	Christopher Watt, our senior vice president, finance.

We present our executive compensation program in the following sections:

•	Overview of Our Executive Compensation Program;
•	Compensation Governance: Our Executive Compensation Philosophy and Process;
•	Key Elements of Our Compensation Program;
•	Summary Compensation Table;
•	2019 Executive Compensation Decisions;
•	Employment Agreements, Severance and Change in Control Arrangements;
•	Other Compensation Agreements and Policies; and
•	Outstanding Equity Awards at Fiscal Year-End.

Overview of Our Executive Compensation Program

We have designed our executive compensation program to motivate our management team to create long-term value for our stockholders through the achievement of strategic business objectives, while effectively managing the risks and challenges inherent in a biopharmaceutical company. Specifically, our executive compensation program is designed to promote the achievement of key strategic objectives by linking executives’ short- and long-term cash and equity incentives to the achievement of measurable corporate and individual performance goals.

Our executive compensation programs are designed to be competitive with our peer group to enable us to attract, motivate, reward, and retain outstanding talent. Our compensation programs are based on the following key principles:

•	Linkage of pay with performance and the achievement of our strategic goals.
•	Alignment of our executives’ interests with those of our stockholders through equity compensation.
•

Overall compensation that is competitive in the industry in which we compete for executive talent. Compensation opportunities should be competitive with biotechnology companies of similar size and comparable stage of development, but also should be designed to be flexible enough to attract talent as needed from larger biopharmaceutical companies.

•	Recognition of individual contributions, teamwork and corporate performance.

Compensation Governance: Our Executive Compensation Philosophy and Process

Role of the Compensation Committee

The compensation committee of our board of directors has primary responsibility for designing, implementing and maintaining our compensation program for our executive officers, including our named executive officers. The responsibilities of the compensation committee are set forth in detail in the compensation committee charter, which can be found on our website at www.tphase.com under the caption “Investors—Corporate Governance—Committee Charters.” In particular, the compensation committee annually reviews the base salaries, cash incentives and equity compensation of our named executive officers and periodically reviews other elements of our compensation program.

Our General Practice

Compensation decisions are based primarily on the following:

•

Annual Performance Reviews—Our chief executive officer conducts and presents an assessment of our corporate performance and the performance reviews of our other executive officers to the compensation committee after the end of each fiscal year. In reviewing and determining the compensation of each executive officer, the compensation committee also considers individual factors, such as potential for future contributions to our growth, industry experience and retention concerns.

•

Peer and Industry Data—The compensation committee considers peer and industry data provided by its compensation consultant, W.T. Haigh & Company, as a reference in setting base salaries and target cash compensation, determining appropriate levels and mix of equity compensation and determining the type and portion of compensation tied to performance goals.

•

Chief Executive Officer Recommendations—The compensation committee seeks input from our chief executive officer for setting the salary and target cash compensation levels for the other executive officers, and also for purposes of setting annual performance metrics and target incentive amounts for awards granted to the other executive officers.

To achieve the objectives described herein, the compensation committee evaluates our compensation program with the goal of setting compensation at levels that are based on each executive’s level of experience, performance and responsibility and that are aligned with our business objectives and competitive with those of other companies in our industry that compete with us for executive talent. The compensation committee seeks to ensure that our executive compensation program provides for an appropriate amount of compensation for each of our executive officers that is “at risk” and subject to the achievement of critical business objectives.

Role of the Compensation Consultant

To help set the appropriate levels of compensation with respect to each component of our compensation program, the compensation committee annually reviews the compensation level of our executive officers, including our named executive officers, against market information, including publicly available compensation levels of individuals in comparable positions of a peer group of companies. The compensation committee has the authority to retain compensation consultants and other outside advisors to assist in the evaluation of executive officer compensation. During 2019, the compensation committee again retained W.T. Haigh & Company, an independent executive compensation consulting firm, to provide assistance in evaluating and developing our executive compensation program. W.T. Haigh & Company provides consulting activities on behalf of the compensation committee and does not provide consulting or additional services for our management. The compensation committee has determined that no conflicts of interest exist with respect to W.T. Haigh & Company’s work.

W.T. Haigh & Company provides the committee with compensation survey data for purposes of comparing each compensation component within our executive compensation program—namely base salary, cash performance incentives, equity awards and benefits. In gathering competitive market compensation data, W.T. Haigh & Company generally utilizes two primary sources:   published compensation surveys for biotechnology and pharmaceutical companies and proxy information for a group of other publicly traded companies engaged in the discovery, development and commercialization of drug products, which are selected based primarily on the similarity of their stage of development, research and development spend, market capitalization, geography and headcount. W.T. Haigh & Company also provides the committee with the following:

•	assistance interpreting various sets of compensation data;
•

recommendations regarding our compensation policies in general, compensation packages for each of our executive officers and the competitiveness and effectiveness of our executive officer compensation levels; and

•	assistance in the selection of our peer group companies.

In 2019, W.T. Haigh & Company utilized information from the Radford Global Life Sciences survey and comparable executive compensation information published in publicly available proxy statements for our peer group companies. In addition, W.T. Haigh & Company considered the overall economic environment and trends within the biopharmaceutical industry when making observations and recommendations. W.T. Haigh & Company presented its findings and observations in a written report to the compensation committee prior to the compensation committee making any determination regarding the 2019 compensation of our executive officers.

2019 Peer Group

Our compensation committee reviews and approves the list of peer group companies each year. At the time our 2019 peer group was selected in September 2019, our compensation committee considered biopharmaceutical companies that were of similar size to the Company in terms of market capitalization, stage of development and headcount. Our compensation committee also considered the geographic locations of the peer companies to the extent relevant when considering companies with which we compete for executive talent. Our 2019 peer group consists of:

Adamas Pharmaceuticals, Inc.

Aridis Pharmaceuticals, Inc.

Biocryst Pharmaceuticals, Inc.

Chimerix, Inc.

Cidara Therapeutics, Inc.

Concert Pharmaceuticals, Inc.

Iterum Therapeutics plc

Melinta Therapeutics, Inc.

Nabriva Therapeutics plc

Ocular Therapeutix, Inc.

Paratek Pharmaceuticals, Inc.

Seres Therapeutics, Inc.

SCYNEXIS, Inc.

Spero Therapeutics, Inc.

Trevena Inc.

Philosophy and Process Regarding Compensation Elements and Total Compensation

Our compensation committee reviews market practices and compensation data for our peer group companies’ comparably situated executives when making decisions about compensating our executive officers. For 2019, the compensation committee established total compensation targets for our executive officers after considering information from the 2018 Radford Global Life Sciences Executive Compensation Survey (covering approximately 100 public companies with headcounts between 50 and 150 employees) and the proxy information of the 2019 peer group comprised of the 15 companies listed above.

The compensation committee regularly analyzes how changes in any element of each executive officer’s compensation could impact other elements. Such analysis has become a key component in the compensation committee’s review of an executive’s compensation as the analysis allows the compensation committee to consider an executive’s overall compensation rather than only one or two specific components of the executive’s compensation.

When reviewing and analyzing the amount of each major component and the total compensation opportunity for each of our executive officers, our compensation committee reviews each component at the 25th, 50th and 75th percentiles of our peer companies’ comparably situated executives for guidance. Our compensation committee reviews these pay levels as reference points in its overall decision making and as indicative of the level of compensation necessary to attract, retain and motivate our executive officers. Our compensation committee sets the actual amount of each element of compensation and the total compensation opportunity of each executive officer based in part on its review of peer group data and in part on the other factors discussed above and below.

The major components of our compensation program are salaries, cash performance incentive bonuses and long-term incentive plans. Determining appropriate base salaries is critical to the compensation program because other elements of our compensation are affected by changes in base salary. For example, payments under our annual cash performance incentive plan are targeted and paid out as a percentage of base salary. Adjustments to the base salary in any year are made based on comparisons to the peer group and survey data noted above and after evaluation of the executive’s level of responsibility, experience and performance.

Our executive officers are eligible to participate in our annual cash performance incentive plan, which is an annual variable cash incentive plan offered to all our employees. The payout for our chief executive officer is based upon achievement of pre-determined corporate goals. Mr. Edwards does not have individual goals. The payout for our other executive officers is based upon achievement of both pre-determined corporate goals and individual goals. Our executive officers are also eligible to participate in long-term incentives through stock option grants, grants of time-based restricted stock units and grants of performance-based restricted stock units, which we believe helps to retain our executive officers and align their interests with those of our stockholders.

No executive officer, including our chief executive officer, recommends or determines any element or component of his or her own pay package or total compensation amount.

Process for Determining Annual Performance-Based Cash Incentive Compensation

In the beginning of each fiscal year, corporate goals for the year are prepared by the chief executive officer. These goals are weighted by the chief executive officer based on relative importance to our success and business strategy. The corporate goals are then presented to the compensation committee, which actively engages in the process of refining the objectives and their respective weightings for review and recommendation to the board of directors. The corporate goals and their respective weightings are finalized and approved by the board of directors. In addition, at the beginning of each fiscal year, the chief executive officer establishes individual goals for each other executive officer. Because the chief executive officer’s cash incentive compensation is based solely on achievement of the corporate goals due to the unique nature of his position, individual goals are not established for the chief executive officer for purposes of the annual performance-based cash incentive compensation.

Following the end of each fiscal year, the extent to which corporate and individual goals (for officers other than the chief executive officer) are achieved in such fiscal year is used in determining annual cash incentive payments earned for that year and is also considered in determining equity awards for our executive officers. In the first quarter of each fiscal year, the compensation committee evaluates the company’s actual performance for the prior year against the pre-determined corporate objectives to determine the amount of funding for the total cash incentive pool percentage for all employees, including our named executive officers.

Following completion of the fiscal year, the chief executive officer evaluates the performance of each executive officer (other than himself) and proposes a rating for each such officer based upon his or her achievement of the corporate and individual goals. The chief executive officer presents a summary recommendation to the compensation committee of the performance evaluations and ratings along with recommendations for annual cash incentive payouts for the other executive officers. The compensation committee reviews these recommended evaluations and ratings based on performance against the corporate goals and individual goals for each executive officer (other than the chief executive officer), as further described below, and decides whether to approve or adjust the recommendations for individual executive officers made by the chief executive officer. In determining the actual success of the executive’s performance in any year, including 2019, the compensation committee considers the difficulty of attaining the corporate and individual objectives, whether there were any extenuating circumstances or factors that needed to be considered and whether the stated objectives were actually met.

In addition, the compensation committee meets in executive session to discuss and review the compensation of the chief executive officer and his performance over the past year compared to the previously approved goals for the corresponding year and compares his compensation to third party compensation data prepared by W.T. Haigh & Company. For 2019, the board of directors also discussed, reviewed and approved Mr. Edwards’ 2019 performance and his compensation for 2019.

Process for Determining Long-Term Time-Based and Performance-Based Equity Incentive Compensation

We believe that the grant of equity incentive awards provides our executive officers with a strong link to our long-term performance and creates an ownership culture that helps align the interests of our executive officers and stockholders. We grant time-based awards and performance-based awards. This vesting feature of our equity incentive grants (time-based and performance-based) furthers our goal of executive retention because this feature provides an incentive to our executive officers to remain in our employ during the vesting period. Equity incentive awards to our executive officers are typically granted annually in conjunction with the review of individual and corporate performance.

Beginning in 2017 and in response to feedback from our stockholders, the compensation committee established a long-term performance-based equity compensation program. The program was comprised of performance-based restricted stock units, that may be earned upon the achievement of certain milestones (clinical, regulatory, commercial or other) selected by the compensation committee, and only vest as to those shares that are earned on the third anniversary of the grant date, subject to the recipient’s continued employment through the vesting date. The compensation committee determines whether a milestone has been achieved.

In December 2017, the compensation committee certified that three of the five milestones provided for in our 2017 RSU grants had been achieved. In December 2018, the compensation committee certified that the remaining two of the five milestones provided for in our 2017 RSU grants had been achieved.

With respect to the long-term performance-based equity compensation program established for 2018, in December 2018, the compensation committee certified that one of the five milestones provided for in our 2018 RSU grants had been achieved. That milestone related to the commercial launch of Xerava within eight weeks of receiving FDA approval. Three of the five milestones were not achieved.

With respect to the long-term performance-based equity compensation program established for 2019, none of the milestones have been achieved to date.

As a result of the 1-for-20 reverse stock split effected in September 2019, the number of shares available for grant under our equity compensation plan was severely reduced. As a result, there are not enough shares to grant equity award to all of our employees. For 2020, the compensation committee determined not to grant any employee a long-term performance-based equity award.

Key Elements of Our Compensation Program

We strive to recognize the efforts involved in managing our business by compensating our named executive officers for the demands and risks associated with our business through three elements that are designed to reward performance in a simple and straightforward manner—base salaries, annual performance-based cash incentives and long-term equity awards. The table below summarizes the purpose and key characteristics of each of our compensation elements.

Element	Purpose	Key Characteristics
Base Salaries

Provides a fixed level of compensation for performing the essential day-to-day elements of the job; gives executive officers a degree of certainty in light of having a majority of their compensation at risk.

Fixed compensation that is reviewed annually and adjusted if and when appropriate; reflects each named executive officer’s performance, experience, skills, level of responsibility and the breadth, scope and complexity of the position as well as the competitive marketplace for executive talent specific to our industry.

Annual Cash Incentive Program

To motivate executive officers to achieve corporate and individual business goals annually, which we believe increase stockholder value, while providing flexibility to respond to opportunities and changing market conditions.

Annual cash incentive based on corporate and individual performance compared to pre-established goals. Our chief executive officer’s incentive is based entirely on corporate goals.

Corporate goals focus on overarching objectives for Tetraphase, while individual objectives represent key performance expectations at the departmental or individual level.

Corporate goals are aligned with our business strategy and weighted by relative importance.

Long-Term Equity Incentives (Stock Options)	To motivate executive officers to achieve our business objectives by tying incentives to the appreciation of our common stock over the long term.

Stock options have an exercise price equal to or greater than the fair market value on the date of grant and vest over four years. The ultimate value realized, if any, depends on the appreciation of our common stock price and if our stock price does not appreciate, there is no value realized by our executive officers.

In determining the aggregate size of equity grants in any given year, the compensation committee (or our board of directors in the case of our chief executive officer) generally considers the same factors described above under “Base Salaries” with respect to performance during the prior fiscal year, as well as the criticality of the executive to the long-term achievement of corporate goals. The compensation committee and the board also consider the impact of dilution by reviewing overall share utilization and usage.

Long-Term Equity Incentives (Time Based RSUs)

To motivate executive officers to achieve our corporate objectives by tying compensation to the performance of our common stock over the long term and/or the achievement of business and commercial goals over the long term; and to motivate our executive officers to remain with Tetraphase by mitigating swings in incentive values during periods when market volatility weighs on our stock price.

Restricted stock unit awards may vest based on continued service over a specified period of time; the ultimate value realized varies with our common stock price.

Benefits

We also maintain benefits that are provided to all employees, including health, dental and vision insurance, life and disability insurance and a 401(k) plan. All eligible and participating employees receive a 401(k) match of fifty percent (50%) on pre-tax contributions, up to the first six percent (6%) of eligible compensation. Executive officers are eligible to participate in all of our employee benefit plans, in each case on the same basis as other employees.

We also provide all employees, including executive officers, with a flexible spending account plan, the right to purchase common stock under an employee stock purchase plan and paid time off benefits, including vacation, sick time and holidays. We do not offer or provide any additional perquisites (other than those noted here) to the chief executive officer or any other executive officer of the company.

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers for the years ended December 31, 2019 and 2018.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Larry Edwards,	2019	$455,154	$—	$345,170	$—	$—	$9,210	$809,534
President and Chief Executive Officer	2018	360,500	—	321,280	544,364	137,600	8,910	1,372,654
Guy Macdonald,	2019	339,077	—	556,000	—	—	249,972	1,145,049
Former President and Chief Executive Officer	2018	560,000	—	786,000	1,443,120	264,800	10,422	3,064,342
Maria Stahl,	2019	399,180	—	277,995	—	—	9,210	686,385
Chief Business Officer and General Counsel	2018	365,601	—	321,280	544,364	125,285	9,060	1,365,590
Christopher Watt,	2019	313,497	—	111,200	—	—	60,722	485,420
Senior Vice President, Finance	2018	313,497	—	91,200	236,680	78,304	59,492	779,174

(1)

Mr. Edwards was promoted to president and chief executive officer effective August 2019 and his base salary was increased to $500,000 per annum. Mr. Macdonald ceased to serve as our president and chief executive officer effective on July 31, 2019 and was paid severance based upon his employment arrangement through regular payroll. Ms. Stahl was promoted to chief business officer and general counsel in June 2019 and her base salary was increased to $415,000 per annum. The amounts reflected in this column for Messrs. Edwards and Macdonald and Ms. Stahl represent actual base salary (and severance in the case of Mr. Macdonald) paid during 2019.

(2)

The assumptions we used in valuing equity awards are described in Note 7, “Stock-based Compensation,” to our audited financial statements included in this Annual Report on Form 10-K. With respect to stock awards, amounts reported reflect the grant date fair value which was determined to be equal to the fair market value of the underlying shares on the date of grant. With respect to option awards, amounts reported reflect the aggregate grant date fair value as calculated in accordance with ASC 718 for the indicated year in connection with options we granted in the indicated year, adjusted to disregard the effects of any estimate of forfeitures related to service-based vesting.

(3)

This amount consists of cash bonuses paid to our named executive officers under our annual performance-based incentive plan for performance in the year indicated. As of the filing of this Annual Report on Form 10-K cash bonuses for 2019 had not yet been determined.

(4)

Represents the value of perquisites and other personal benefits which include company-paid premiums for group term life insurance, long term disability and a company match to executive officers’ 401(k) contributions. The severance and consulting fees paid to Mr. Macdonald during 2019 are also included in this column as well as the personal benefits during the severance period. Mr. Watt received a special cash bonus in each of 2018 and 2019 of $50,000.

2019 Executive Compensation Decisions

Base Salary

With respect to base salaries for 2019, in January 2019 the compensation committee (and the board of directors with respect to Mr. Macdonald, our former president and chief executive officer) determined that base salaries for our named executive officers would be increased as a result of individual performance (corporate performance in the case of Mr. Macdonald’s base salary) and data provided by W.T. Haigh & Company (including benchmark data from the Radford Global Life Sciences survey and from the 2019 peer companies) regarding the annual base salaries of similarly positioned officers as follows: 2019 base salaries were paid to Mr. Macdonald and Mr. Edwards (our current president and chief executive officer who was then serving as our chief operating officer) at a rate of $580,000 and $420,000 per annum, respectively. In June 2019, Ms. Stahl was promoted to chief business officer and general counsel at an increased base salary of $415,000 per annum. In August 2019, Mr. Edwards was promoted to president and chief executive officer at an increased base salary of $500,000 per annum. For 2020, the base salaries for Mr. Edwards, Ms. Stahl and Mr. Watt will not be increased

Cash Incentive Performance for 2019

In the first quarter of 2019, upon recommendation by our chief executive officer and the compensation committee, the board established the corporate goals for evaluating corporate performance during the 2019 fiscal year that were used for purposes of determining annual cash incentive awards for 2019 and the equity incentive awards granted in March 2020. For 2019, the compensation committee evaluated in December 2019 and March 2020, each corporate performance goal adopted for 2019, established a percentage rating for each goal based on the extent to which the goal was achieved and then determined an overall corporate rating based on the cumulative weightings of the ratings for all the goals. These goals fell into several categories as described below. The determination of the corporate rating, while based primarily on the numerical rating for each goal and the relative weight assigned to each goal, also reflected the compensation committee’s qualitative assessment of performance. As of the date of the filing of this Form 10-K, the overall corporate rating for 2019 had not yet been determined.

For 2019, the corporate performance objectives fell into several categories, including the following: (1) regulatory approvals for manufacturing sites in the United States; (2) goals associated with the commercial launch of Xerava in the United States (3) certain clinical goals associated with our pipeline prior to our June 2019 restructuring; and (4) certain operational and financial goals. In evaluating management’s performance in 2019 against the 2019 goals and objectives, our compensation committee assigned an achievement level that was then used to determine each named executive officer’s bonus.

Each named executive officer has a target cash performance bonus amount based on a percentage of his or her salary. This target is determined by the compensation committee annually based upon a review of the peer and industry data provided by W.T. Haigh & Company to the compensation committee. Mr. Edwards was eligible for a performance bonus for 2019 of up to 55% of his base salary. Ms. Stahl was eligible for a performance bonus for 2019 of up to 40% of her base salary. Mr. Watt was eligible for a performance bonus for 2019 of up to 30% of his base salary. Mr. Macdonald, who ceased serving as our president and chief executive officer in August 2019, was not eligible for a bonus. In reviewing current bonus targets for the named executive officers compared to data provided, the compensation committee determined that bonus targets did not need to increase based on the data and therefore would remain the same for 2020 as 2019 for all the named executive officers.

Equity Incentive Grants in 2019

In January 2019, as part of its annual compensation review, the compensation committee (and the board of directors in the case of Mr. Macdonald) awarded the following time-based RSUs to our named executive officers based on achievement of 2018 corporate and individual goals and market data: Mr. Macdonald, 15,000 time-based RSUs; Mr. Edwards, 7,500 time-based RSUs; Ms. Stahl, 7,000 time-based RSUs, and Mr. Watt, 4,000 time based RSUs. Each RSU represents a contingent right to receive one share of our common stock. Each of these RSU awards vests in three annual installments beginning on January 17, 2020.

In January 2019, the compensation committee (and the board of directors in the case of Mr. Macdonald) also adopted the January 2019 long-term performance-based RSU program and granted the following performance-based RSUs to our named executive officers: Mr. Macdonald, 5,000 RSUs; Mr. Edwards, 2,250 RSUs; and Ms. Stahl, 2,000 RSUs. Mr. Watt was not granted any performance-based RSUs. The RSUs represent a contingent right to receive one share of our common stock. Under our January 2019 long-term performance-based RSU program, performance-based RSUs may be earned upon the achievement of various commercial and other milestones, and if earned, will vest no earlier than March 1, 2020 and no later than March 1, 2022 subject to continued employment through that date.

In August 2019, following Mr. Edwards’ and Ms. Stahl’s respective promotions, the compensation committee approved long-term performance RSUs and time-based RSUs to both of them. Each of Mr. Edwards and Ms. Stahl was granted 2,500 performance-based RSUs and 7,500 time-based RSUs. Under this August 2019 long-term performance-based RSU program, performance-based RSUs may be earned upon the achievement of various commercial and financial milestones, and if earned, will vest no earlier than August 1, 2020 and no later than August 1, 2021, subject to the recipient’s continued employment through the respective vesting date.

Equity Incentive Grants in 2020

Due to pricing pressures, slow commercial uptake for new antibiotics and general investor sentiment, antibiotic companies are presently experiencing significant volatility in their stock prices. Our own stock price decreased significantly in 2019 in spite of two regulatory approvals and the commercial launch of Xerava in 2018. There is a level of uncertainty in the long-term viability of almost every antibiotic company, including us, due to current market conditions. For these market reasons, in March 2020 the board of directors determined that it would grant time-based restricted stock units instead of time-based stock options to employees, including our named executive officers. In this manner, the board of directors intended to more directly tie our employees’ compensation to the performance of our common stock over the next two to three year period. In making this decision, the board of directors recognized the challenges currently facing our business and was not setting a precedent for future equity grants. The restricted stock units represent a contingent right to receive one share of our common stock. For 2020, no equity grants will be made to our named executive officers.

Employment Agreements, Severance and Change in Control Arrangements

We have entered into employment offer letters with each of Mr. Edwards, Ms. Stahl and Mr. Watt, pursuant to which such executive officer is employed “at will,” meaning he or we may terminate the employment arrangement at any time. Such offer letters confirm the named executive officers’ titles, compensation arrangements, eligibility for benefits made available to employees generally and also provide for certain benefits upon termination of employment under specified conditions.

Benefits Provided Upon Termination Without Cause

Under the terms of the offer letters we have entered into with each of Mr. Edwards and Ms. Stahl, if such executive’s employment is terminated by us without cause, subject to the executive’s signing a separation agreement that will include a general release of potential claims against us, he or she will be entitled to continue to receive his or her monthly base salary for a period of 12 months and we will continue to provide medical, dental and vision benefits (to the extent that he was receiving them at the time of termination) for 12 months.

Under the terms of the offer letter we have entered into with Mr. Watt, if such executive’s employment is terminated by us without cause, subject to the executive’s signing a separation agreement that will include a general release of potential claims against us, he will be entitled to continue to receive his monthly base salary for a period of 6 months and we will continue to provide medical, dental and vision benefits (to the extent that he was receiving them at the time of termination) for 6 months.

Under the terms of the offer letter we entered into with Mr. Macdonald, because Mr. Macdonald signed a separation agreement that included a general release of potential claims against us, which entitled him to receive the severance benefits applicable to terminations without cause under his employment agreement, he was entitled to continue to receive his monthly base salary for a period of 12 months beginning in August 2019 and we will continue to provide medical, dental and vision benefits (to the extent that he was receiving them at the time of termination) for 12 months until August 2020.

Benefits Provided Upon a Change in Control

We have designed our change-in-control policies to provide income continuity after a change-in-control of the company that results in the executive being separated from the company. Our policy in the case of change-in-control benefits has been to structure these as “double trigger” benefits. In other words, the change-in-control does not itself trigger benefits; rather, benefits are paid only if the employment of the executive is terminated or the executive terminates his or her employment for good reason during a specified period after the change-in-control. We believe a “double trigger” benefit maximizes shareholder value because it prevents an unintended windfall to executives in the event of a friendly change-in-control, while still providing them appropriate incentives to cooperate in negotiating any change-in-control in which they believe they may lose their jobs. Under the terms of their respective employment arrangements, if, within one year following a change in control, each of our executive officer’s employment is terminated by us or the succeeding company, as applicable, without cause or he or she terminates his or her employment for good reason (as defined in the applicable offer letter), subject to the executive’s signing a separation agreement that will include a general release of potential claims against us:

•

in the case of Mr. Edwards, (1) he will be entitled to continue to receive his monthly base salary for a period of 18 months, (2) he will be entitled to receive a lump-sum payment equal to 100% of his target bonus at the time he ceases to be employed by the company or the succeeding company, as applicable, and (3) the company or the succeeding company, as applicable, will continue to provide medical and dental benefits (to the extent that he was receiving them at the time he ceased to be employed by the company) for eighteen months;

•

in the case of each of Ms. Stahl and Mr. Watt, (1) she or he will be entitled to continue to receive her or his monthly base salary for a period of 12 months, (2) she or he will be entitled to receive a lump-sum payment equal to 100% of her or his target bonus at the time she or he ceases to be employed by the company or the succeeding company, as applicable, and (3) the company or the succeeding company, as applicable, will continue to provide medical and dental benefits (to the extent that she or he was receiving them at the time she or he ceased to be employed by the company) for 12 months; and

•	in the case of all executive officers, immediate vesting and exercisability of all stock option awards (but no acceleration of vesting of any RSU awards, unless approved by our board of directors).

Other Compensation Agreements and Policies

Other Agreements

We have also entered into non-competition, non-solicitation and non-disclosure agreements with each of our executive officers. Under the non-competition, non-solicitation and non-disclosure agreements, each executive officer has agreed (i) not to compete with us during his or her employment and for a period of one year after the termination of his or her employment, (ii) not to solicit our employees during his or her employment and for a period of one year after the termination of his or her employment, (iii) to protect our confidential and proprietary information, and (iv) to assign to us related intellectual property developed during the course of his or her employment.

Insider Trading Policy Prohibitions and Hedging Policy

Our company maintains an Insider Trading Policy that prohibits our officers, directors and employees from, among other things, engaging in speculative transactions in our securities, including by way of the purchase or sale of “put” or “call” options or other derivative securities directly linked to our equity; short sales of our equity; the use of our equity as a pledge or as collateral in a margin account; and trading in straddles, equity swaps, or other hedging transactions directly linked to our equity, even if such persons do not possess material, non-public information.

Compliance with Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, generally disallows a tax deduction to public companies for compensation in excess of $1 million paid in any one year to each of certain of the company’s current and former executive officers. Historically, compensation that qualified under Section 162(m) as performance-based compensation was exempt from the deduction limitation. However, subject to certain transition rules, tax legislation signed into law on December 31, 2017 eliminated the performance-based compensation exception. As a result, for taxable years beginning after December 31, 2017, all compensation in excess of $1 million paid in any one year to each of the specified officers that is not covered by the transition rules will not be deductible by us. The Compensation Committee has and will continue to review on a periodic basis the potential effect of Section 162(m) periodically and may use its judgment to authorize compensation payments that may be subject to the limit when the Compensation Committee believes such payments are appropriate, after taking into consideration changing business conditions and the performance of our employees.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information regarding unexercised stock options and other equity awards held by our named executive officers as of December 31, 2019. Mr. Macdonald ceased to serve as our president and chief executive officer effective July 31, 2019. Mr. Macdonald did not hold any stock options or other equity awards as of December 31, 2019.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights that Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights that Have Not Vested ($)
Larry Edwards	2,875	(2)	2,875	$124.80	1/6/2028	1,000	(6)	$2,810	1,600	(9)	$4,496
	3,438	(3)	1,562	$163.40	4/12/2027	7,500	(7)	$21,075	2,250	(10)	$6,323
	3,188	(4)	1,062	$73.80	1/29/2027	7,500	(8)	$21,075	2,500	(11)	$7,025
	2,000	(5)	—	$169.40	1/5/2026
	3,000	(5)	—	$957.60	6/30/2025
Maria Stahl	2,875	(2)	2,875	$124.80	1/6/2028	1,000	(6)	$2,810	1,250	(12)	$3,513
	4,312	(4)	1,438	$73.80	1/29/2027	7,000	(7)	$19,670	1,600	(9)	$4,496
	4,000	(5)	—	$169.40	1/5/2026	7,500	(8)	$21,075	2,000	(10)	$5,620
	6,250	(5)	—	$770.00	3/3/2025				2,500	(11)	$7,025
Christopher Watt	1,250	(2)	1,250	$124.80	1/6/2028	4,000	(7)	$11,240	750	(12)	$2,108
	2,250	(4)	750	$73.80	1/29/2027
	1,250	(5)	—	$169.40	1/5/2026
	2,500	(5)	—	$1,009.80	7/14/2025

(1)	Based on the closing price of the stock on December 31, 2019 of $2.81.
(2)	This option vested as to 6.25% of the shares on April 17, 2018 and is scheduled to vest as to 6.25% of the shares at the end of each successive three-month period thereafter until January 17, 2022.
(3)	This option vested as to 6.25% of the shares on July 13, 2017 and is scheduled to vest as to 6.25% of the shares at the end of each successive three-month period thereafter until April 13, 2021.
(4)	This option vested as to 6.25% of the shares on April 30, 2017 and is scheduled to vest as to 6.25% of the shares at the end of each successive three-month period thereafter until January 30, 2021.
(5)	This option is fully vested as of December 31, 2019.
(6)	These RSUs are scheduled to vest in April 2020.
(7)	These RSUs are scheduled to vest in equal installments in January 2020, January 2021 and January 2022.
(8)	These RSUs are scheduled to vest in equal installments in August 2020, August 2021 and August 2022.
(9)

These performance-based RSUs vest in January 2021 but only if specific regulatory and commercial milestones are achieved, subject to the named executive officer’s continued employment. The compensation committee has certified as of December 2018 that all the regulatory and commercial milestones associated with these units have been achieved.

(10)

These performance-based RSUs vest no earlier than March 1, 2020 and no later than March 1, 2022 but only if specific commercial milestones are achieved, subject to the named executive officer’s continued employment.

(11)

These performance-based RSUs vest no earlier than August 1, 2020 and no later than August 1, 2021 but only if specific financial and operational milestones are achieved, subject to the named executive officer’s continued employment.

(12)	These performance-based RSUs vest in January 2022 but only if specific commercial and clinical milestones are achieved, subject to the named executive officer’s continued employment.

Director Compensation

Under our director compensation program, we pay our non-employee directors both cash and equity retainers. We do not pay any compensation to our president and chief executive officer in connection with his service on our board of directors. The compensation that we pay to our president and chief executive officer is discussed elsewhere in this Annual Report on Form 10-K.

Each non-employee director receives a cash retainer for service on the board of directors and for service on each committee of which the director is a member. The chairmen of the board and of each committee receive higher retainers for such service. These fees are payable quarterly in arrears. The fees paid in 2019 to non-employee directors for service on the board of directors and for service on each committee of the board of directors on which the director is a member were as follows:

	Member Annual Fee	Chairman Annual Fee
Board of Directors	$40,000	$70,000
Audit Committee	10,000	20,000
Compensation Committee	7,500	15,000
Nominating and Corporate Governance Committee	5,000	10,000

For 2020, no changes were made to the fees paid for service on our board of directors or any committee thereof.

In addition, under our director compensation program, upon their initial election to the board of directors, each non-employee director receives an option to purchase 1,750 shares of our common stock, which option vests in equal quarterly installments over a three-year period measured from the date of grant, subject to the non-employee director’s continued service as a director, and becomes exercisable in full upon a change in control of our company. Further, on the date of the first board meeting held after each annual meeting of stockholders, each non-employee director that has served on our board of directors for at least six months receives an option to purchase 825 shares of our common stock. Each of these options vests in equal quarterly installments over a one-year period measured from the date of grant, subject to the non-employee director’s continued service as a director, and becomes exercisable in full upon a change in control of our company. The exercise price of these options equals the fair market value of our common stock on the date of grant.

This program is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.

Mr. Boyd and Dr. Maher joined our board of directors in January 2020. Neither Mr. Boyd nor Dr. Maher will receive any compensation for their respective service on our board of directors or any committee thereof. Mr. Macdonald did not receive any compensation for his board service during 2019. We entered into a consulting agreement with Mr. Macdonald pursuant to which he received $26,250 for consulting services provided to us and the vesting of 21,000 shares of our common stock were accelerated upon the termination of the consulting agreement. Mr. Macdonald held no options as of December 31, 2019.

We reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending board of director and committee meetings. The following table sets forth information regarding compensation earned by our non-employee directors during the year ended December 31, 2019.

Director Compensation for 2019

Name	Fees Earned or Paid in Cash ($)	Stock Option Awards($)(1)(2)	Total ($)
Leonard Patrick Gage, Ph.D.(3)	$90,000	$9,950	$99,950
Garen Bohlin(4)	60,000	9,950	69,950
Jeffrey Chodakewitz, M.D.(5)	47,500	9,950	57,450
John Freund, M.D.(6)	55,000	9,950	64,950
Gerri Henwood(7)	47,500	9,950	57,450
Nancy Wysenski(8)	55,000	9,950	64,950

(1)

The amounts in the Stock Option Awards column reflect the grant date fair value of stock option awards granted during 2019 under our stock incentive plans, in accordance with Financial Accounting Standards Codification Topic 718, Compensation-Stock Compensation, or FASB ASC Topic 718. There can be no assurance that FASB ASC Topic 718 amounts will reflect actual amounts realized. Refer to Note 7, “Stock-Based Compensation”, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the relevant assumptions used to determine the valuation of our option awards.

(2)

The number of shares underlying stock option awards granted to our non-employee directors in 2019 and the grant date fair value of such stock options as determined in accordance with FASB ASC Topic 718 are:

Director	Grant Date	Number of Shares Underlying Stock Option Grants in 2019	Grant Date Fair Value of Stock Option Grants in 2019 ($)
Dr. Gage	6/10/2019	825	$9,950
Mr. Bohlin	6/10/2019	825	9,950
Dr. Chodakewitz	6/10/2019	825	9,950
Dr. Freund	6/10/2019	825	9,950
Ms. Henwood	6/10/2019	825	9,950
Ms. Wysenski	6/10/2019	825	9,950

(3)	At December 31, 2019, Dr. Gage held stock options to purchase 5,552 shares of our common stock.
(4)	At December 31, 2019, Mr. Bohlin held stock options to purchase 6,203 shares of our common stock.
(5)	At December 31, 2019, Dr. Chodakewitz held stock options to purchase 4,075 shares of our common stock.
(6)	At December 31, 2019, Dr. Freund held stock options to purchase 4,575 shares of our common stock.
(7)	At December 31, 2019, Ms. Henwood held stock options to purchase 3,575 shares of our common stock.
(8)	At December 31, 2019, Ms. Wysenski held stock options to purchase 4,075 shares of our common stock.
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Unless otherwise provided below, the following table sets forth information regarding beneficial ownership of our common stock as of March 1, 2020 by:

•	each person, or group of affiliated persons, known to us to be the beneficial owner of 5% or more of the outstanding shares of our common stock;
•	each of our current directors;
•	each of named executive officers; and
•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include shares of common stock issuable upon the exercise of stock options, warrants or other rights that are immediately exercisable or exercisable or that will vest, as applicable, within 60 days after March 1, 2020. Except as otherwise indicated, all of the shares reflected in the table are shares of common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

The column entitled “Percentage of Shares Beneficially Owned” is based on a total of 7,259,236 shares of our common stock outstanding as of March 1, 2020. Except as otherwise indicated in the footnotes below, the address of the beneficial owner is c/o Tetraphase Pharmaceuticals, Inc., 480 Arsenal Way, Watertown, MA 02472.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders
Armistice Capital, LLC(1)	1,419,507	19.6%
CVI Investments, Inc.(2)	666,666	9.2%
Intracoastal Capital LLC(3)	725,197	9.9%
Sabby Volatility Warrant Master Fund Limited(4)	666,667	9.2%
Named Executive Officers and Directors
Larry Edwards(5)	21,490	*
Leonard Patrick Gage, Ph.D.(6)	7,481	*
Garen Bohlin(7)	5,997	*
Steven Boyd(1)(8)	1,419,507	19.6%
Jeffrey Chodakewitz (9)	3,869	*
John Freund, M.D. (10)	4,369	*
Gerri Henwood(11)	3,369	*
Guy Macdonald	21,000	*
Keith Maher, M.D. (1)(12)	1 419,507	19.6%
Nancy Wysenski(9)	3,869	*
Maria Stahl(13)	22,526	*
Christopher Watt(14)	11,110	*
All current executive officers and directors as a group (12 persons)(15)	1,524,587	21.0%

*	Represents beneficial ownership of less than 1% of our outstanding common stock.
(1)

Consists of 1,419,507 shares of common stock held by Armistice Capital Master Fund Ltd. (“Armistice”). As a result of the application of a beneficial ownership cap in the warrants issued to Armistice in our January 2020 private placement (the “January 2020 Warrants)”, the table above under the heading “Shares of Common Stock Beneficially Owned” does not include 5,396,668 shares of common stock issuable upon exercise of warrants to purchase common stock held by Armistice. While such shares are being registered under the registration statement of which this prospectus forms a part, Armistice is not permitted to exercise the January 2020 Warrants to the extent that such exercise would result in Armistice and its affiliates beneficially owning more than 19.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the January 2020 Warrants. As a result of the application of a beneficial ownership cap in the warrants issued to Armistice in our November 2019 registered direct offering (the “November 2019 Warrants”), the table above under the heading “Shares of Common Stock Beneficially Owned” does not include 3,560,986 shares of common stock issuable upon exercise of warrants to purchase common stock held by Armistice. Armistice is not permitted to exercise the November 2019 Warrants to the extent that such exercise would result in Armistice and its affiliates beneficially owning more than 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the November 2019 Warrants. Armistice has the right to increase this beneficial ownership limitation in its discretion on 61 days’ prior written notice to us, provided that in no event is Armistice permitted to exercise the November 2019 Warrants to the extent that such exercise would result in Armistice and its affiliates beneficially owning in the aggregate more than 9.99% of the number of shares of our common stock outstanding or the combined voting power of our securities outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the November 2019 Warrants. Armistice Capital LLC (“Armistice Capital”) has shared voting power of 1,419,507 shares of common stock with Armistice, a Cayman Islands corporation, and Steven Boyd. Mr. Boyd is the managing member of Armistice Capital, a director of Armistice and a member of our board of directors. Keith Maher, a member of our board of directors, is a managing director of Armistice Capital. Armistice’s address is 510 Madison Avenue, 7th Floor, New York, NY 10022.This information is based, in part, on a Schedule 13D filed by Armistice with the SEC on January 23, 2020.

(2)

Consists of 666,666 shares of common stock held by CVI Investments, Inc. (“CVI”). As a result of the application of a beneficial ownership cap in the warrants issued to CVI, the table above under the heading “Shares of Common Stock Beneficially Owned” does not include 666,666 shares of common stock issuable upon exercise of warrants to purchase common stock held by CVI. CVI is not permitted to exercise such warrants to purchase common stock to the extent that such exercise would result in CVI and its affiliates beneficially owning more than 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants to purchase common stock. CVI has shared voting and dispositive power with Heights Capital Management, Inc., the investment manager of CVI. CVI’s address is Ugland House, South Church Street, George Town, Grand Cayman Islands. This information is based, in part, on a Schedule 13G filed by CVI with the SEC on January 31, 2020.

(3)

Consists of 725,197 shares of common stock held by Intracoastal Capital LLC (“Intracoastal”). As a result of the application of a beneficial ownership cap in the warrants issued to Intercoastal, the table above under the heading “Shares of Common Stock Beneficially Owned” does not include 460 shares of common stock issuable upon exercise of warrants to purchase common stock held by Intracoastal. Intracoastal is not permitted to exercise such warrants to purchase common stock to the extent that such exercise would result in Intracoastal and its affiliates beneficially owning more than 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants to purchase common stock. Intracoastal has shared voting power with Mitchell Kopin and Daniel Asher. Intracoastal’s address is 245 Palm Trail, Delray Beach, FL 33483. This information is based, in part, on a Schedule 13G filed by Intracoastal with the SEC on January 31, 2020.

(4)

Consists of 666,667 shares of common stock held by Sabby Volatility Warrant Master Fund, Ltd. (“Sabby”). As a result of the application of a beneficial ownership cap in the warrants issued to Sabby, the table above under the heading “Shares of Common Stock Beneficially Owned” does not include 666,667 shares of common stock issuable upon exercise of warrants to purchase common stock held by Sabby. Sabby is not permitted to exercise such warrants to purchase common stock to the extent that such exercise would result in Sabby and its affiliates beneficially owning more than 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants to purchase common stock. Sabby has shared voting and dispositive power with Sabby Management, LLC and Hal Mintz. Sabby’s address is 10 Mountainview Road, Suite 205, Upper Saddle River, NJ 07458. This information is based, in part, on a Schedule 13G filed by Sabby with the SEC on January 28, 2020.

(5)	Includes 15,438 shares of common stock issuable upon the exercise of options exercisable and 1,000 restricted stock units that will vest within 60 days after March 1, 2020.
(6)

Consists of 1,944 shares of common stock held directly by Dr. Gage, 191 shares of common stock held by Dr. Gage’s spouse and 5,346 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 1, 2020.

(7)	Consists of 5,997 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 1, 2020.
(8)	Mr. Boyd is the managing member of Armistice Capital and a director of Armistice.
(9)	Consists of 3,869 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 1, 2020.
(10)	Consists of 4,369 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 1, 2020.
(11)	Consists of 3,369 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 1, 2020.
(12)	Dr. Maher is a managing director of Armistice Capital.
(13)	Includes 18,156 shares of common stock issuable upon the exercise of options exercisable and 1,000 restricted stock units that will vest within 60 days after March 1, 2020.
(14)	Includes 7,594 shares of common stock issuable upon the exercise of options exercisable that will vest within 60 days after March 1, 2020.
(15)	Includes 68,007 shares of common stock issuable upon the exercise of options exercisable within 60 days after March 1, 2020 or restricted stock units that will vest within 60 days of March 1, 2020.

Equity Compensation Plan Information

The following table contains information about our equity compensation plans as of December 31, 2019. In addition, from time to time, we grant “inducement grants” pursuant to Nasdaq Listing Rule 5635(c)(4).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	252,451	(1)	$136.64	217,548	(2)
Equity compensation plans not approved by security holders	3,598,902	(3)	2.40	—
Total	3,851,353		$11.20	217,548

(1)

Consists of (i) 3,391 shares of our common stock issuable under our 2006 stock incentive plan, (ii) 157,079 shares of our common stock issuable under our 2013 stock incentive plan and (iii) 91,981 restricted stock units issuable under our 2013 stock incentive plan.

(2)

Consists of (i) 215,042 shares of our common stock available for future issuance under our 2013 stock incentive plan; and (ii) 2,506 shares of our common stock available for future issuance under our 2014 employee stock purchase plan.

(3)

Consists of (i) 2,151,111 shares of warrants, (ii) 1,430,493 shares of pre-funded warrants and (ii) 17,298 shares of our common stock under stock options issued as inducement grants as of December 31, 2019. These stock options are generally subject to the same terms and conditions as those awarded pursuant to the plans approved by our stockholders.

ITEM 13.	Certain Relationships and Related Person Transactions, and Director Independence

Certain Relationships and Related Party Transactions

We have not been a party to any transactions since January 1, 2018 in which any of our directors, executive officers or beneficial owners of more than 5% of our voting securities, or affiliates or immediate family members of any of our directors, executive officers or beneficial owners of more than 5% of our voting securities, had or will have a direct or indirect material interest, other than Mr. Boyd and Dr. Maher who are principals of Armistice Capital Master Fund, Ltd. (“Armistice”).

On November 1, 2019, Armistice purchased, in a registered direct offering priced at-the-market, (i) 300,000 shares of common stock and accompanying warrants to purchase an aggregate of 300,000 shares of common stock (the “November Common Stock Warrants”), and (ii) pre-funded warrants to purchase up to an aggregate of 1,830,493 shares of common stock (the “November Pre-Funded Warrant”) and accompanying November Common Stock Warrants to purchase an aggregate of 1,830,493 shares of common stock. Each share of common stock and accompanying November Common Stock Warrant was sold together at a combined price of $3.755, and each November Pre-Funded Warrant and accompanying November Common Stock Warrant was sold together at a combined price of $3.745.

On January 24, 2020, Armistice purchased, in a private placement priced at-the-market under Nasdaq rules, (i) 1,270,000 shares of common stock (the “Unregistered Shares”) and accompanying warrants (the “Unregistered Common Warrants”) to purchase an aggregate of 1,270,000 shares of common stock, for a combined price of $3.00, and (ii) pre-funded warrants to purchase 2,063,334 shares of common stock (the “Unregistered Pre-Funded Warrants”) and accompanying Unregistered Common Warrants to purchase 2,063,334 shares of common stock, for a combined price of $2.999 (the “Private Placement”). As a result of the Private Placement the size of the Company’s Board of Directors was increased from eight (8) to ten (10), and two directors designated by Armistice (Mr. Boyd and Dr. Maher) were elected to serve as Class III directors. As of March 1, 2020, Armistice beneficially owned approximately 19.6% of our common stock on an outstanding basis.

Determination of Independence

Rule 5605 of the Nasdaq Listing Rules requires a majority of a listed company’s board of directors to be comprised of independent directors. In addition, the Nasdaq Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent, that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and that compensation committee members also satisfy independence criteria set forth in Rule 10C-1 under the Exchange Act.

Under Rule 5605(a)(2) of the Nasdaq Listing Rules, a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 of the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries.

In addition, in affirmatively determining the independence of any director who will serve on a company’s compensation committee, Rule 10C-1 under the Exchange Act requires that a company’s board of directors consider all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (i) the source of compensation of the director, including any consulting, advisory or other compensatory fee paid by such company to the director; and (ii) whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that each of our directors, with the exception of Mr. Macdonald, is an “independent director” as defined under Rule 5605(a)(2) of the Nasdaq Listing Rules. Our board of directors also determined that Garen Bohlin, John Freund and Leonard Patrick Gage, who comprise our audit committee, Jeffrey Chodakewitz, Gerri Henwood and Nancy Wysenski, who comprise our compensation committee, and John Freund and Leonard Patrick Gage, who comprise our nominating and corporate governance committee, satisfy the independence standards for such committees established by the SEC and the Nasdaq Listing Rules, as applicable. In making such determinations, our board of directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

ITEM 14.	Principal Accounting Fees and Services

Principal Accountant Fees and Services

Ernst & Young LLP audited our financial statements for the year ended December 31, 2019. The board of directors has appointed Ernst & Young LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2020.

The following table summarizes the fees of Ernst & Young LLP billed or expected to be billed to us for each of the last two fiscal years.

Fee Category	2019	2018
Audit Fees(1)	$615,000	$817,000
Audit-Related Fees(2)	187,080	107,000
Tax Fees(3)	40,000	134,500
Total Fees	$842,080	$1,058,500

(1)

“Audit Fees” consist of fees for the audit of our annual financial statements, the review of our interim financial statements included in our quarterly reports on Form 10-Q, and consultations on miscellaneous SEC filings and other professional services provided in connection with regulatory filings or engagements.

(2)

“Audit-Related Fees” consists of fees billed by an independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements.

(3)	“Tax Fees” consist of fees for tax compliance, advice and tax services, including fees for tax preparation.
(4)	“All Other Fees” consists of fees billed for products and services, other than those described above under Audit Fees and Tax fees.

All such accountant services and fees were pre-approved by our audit committee in accordance with the “Audit Committee Pre-Approval Policies and Procedures” described below.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee has adopted procedures requiring the pre-approval of all audit and non-audit (including tax) services that are to be performed by our independent registered public accounting firm in order to assure that these services do not impair the auditor’s independence. These procedures generally approve the performance of specific services subject to a cost limit for all such services. This general approval is to be reviewed, and if necessary modified, at least annually. Management must obtain the specific prior approval of the audit committee for each engagement of the independent registered public accounting firm to perform any other audit or non-audit services. The audit committee does not delegate its responsibility to approve services performed by the independent registered public accounting firm to any member of management.

The standard applied by the audit committee in determining whether to grant approval of any type of non-audit service, or of any specific engagement to perform a non-audit service, is whether the services to be performed, the compensation to be paid therefor and other related factors are consistent with the independent registered public accounting firm’s independence under guidelines of the SEC and applicable professional standards. Relevant considerations include whether the work product is likely to be subject to, or implicated in, audit procedures during the audit of our financial statements, whether the independent registered public accounting firm would be functioning in the role of management or in an advocacy role, whether the independent registered public accounting firm’s performance of the service would enhance our ability to manage or control risk or improve audit quality, whether such performance would increase efficiency because of the independent registered public accounting firm’s familiarity with our business, personnel, culture, systems, risk profile and other factors, and whether the amount of fees involved, or the non-audit services portion of the total fees payable to the independent registered public accounting firm in the period would tend to reduce the independent registered public accounting firm’s ability to exercise independent judgment in performing the audit.

All of the services rendered by Ernst & Young LLP with respect to the 2019 and 2018 fiscal years were pre-approved by the audit committee in accordance with this policy.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
(a)	Documents filed as part of Form 10-K.
(1)	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	Schedules

Schedules have been omitted as all required information has been disclosed in the financial statements and related footnotes.

(3)	Exhibits

The Exhibits listed in the Exhibit Index are filed as a part of this Form 10-K.

ITEM 16.	Form 10-K Summary

None.

EXHIBIT INDEX

			Incorporated by Reference from
Exhibit Number	Description	Registrant’s Form	File No.	Date Filed with the SEC	Exhibit Number

3.1	Restated Certificate of Incorporation of the Registrant, as amended	10-Q	001-35837	11/12/2019	3.1

3.2	Amended and Restated Bylaws of the Registrant	10-Q	001-35837	5/13/2013	3.2

4.1	Specimen certificate evidencing shares of common stock	S-1/A	333-186574	3/5/2013	4.1

4.2	Form of Warrant to Purchase Stock entered into in connection with the Loan and Security Agreement, dated as of November 2, 2018	8-K	001-35837	11/5/2018	4.1

4.3	Form of Pre-Funded Warrant	8-K	001-35837	10/30/2019	4.1

4.4	Form of Common Stock Warrant	8-K	001-35837	10/30/2019	4.2

4.5	Form of Unregistered Pre-Funded Warrant	8-K	001-35837	1/23/2020	4.1

4.6	Form of Unregistered Common Warrant	8-K	001-35837	1/23/2020	4.2

4.7	Form of Registered Pre-Funded Warrant	8-K	001-35837	1/23/2020	4.3

4.8	Form of Registered Common Warrant	8-K	001-35837	1/23/2020	4.4

4.10*	Description of Registrant’s Securities

10.1#	2006 Stock Incentive Plan, as amended	S-1	333-186574	2/11/2013	10.5

10.2#	Form of Incentive Stock Option Agreement under 2006 Stock Incentive Plan	S-1	333-186574	2/11/2013	10.6

10.3#	Form of Nonstatutory Stock Option Agreement under 2006 Stock Incentive Plan	S-1	333-186574	2/11/2013	10.7

10.4#	2013 Stock Incentive Plan	S-1/A	333-186574	3/5/2013	10.8

10.5#	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan	S-1/A	333-186574	3/5/2013	10.9

10.6#	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan	S-1/A	333-186574	3/5/2013	10.10

10.7#	Form of Restricted Stock Agreement under 2013 Incentive Plan	10-K	001-35837	3/13/2017	10.7

10.8#	2014 Employee Stock Purchase Plan	10-Q	001-35837	8/12/2014	10.1

10.9#	Amendment No. 1 to the Registrant 2014 Employee Stock Purchase Plan, dated March 13, 2019	10-Q	001-35837	5/8/2019	10.1

10.10#	Form of Nonstatutory Option Agreement for Inducement Grants	10-Q	001-35837	5/7/2015	10.3

10.11#	Separation agreement, dated as of July 31, 2019, by and between the Registrant and Guy Macdonald	10-Q	001-35837	8/8/2019	10.3

10.12#	Consulting agreement, dated as of July 31, 2019, by and between the Registrant and Guy Macdonald	10-Q	001-35837	8/8/2019	10.4

10.13#	Offer letter, dated as of February 16, 2015, by and between the Registrant and Maria Stahl	10-Q	001-35837	5/7/2015	10.2

10.14#	Form of Indemnification Agreement entered into between the Registrant and each of its directors and executive officers	S-1/A	333-186574	3/5/2013	10.27

			Incorporated by Reference from
Exhibit Number	Description	Registrant’s Form	File No.	Date Filed with the SEC	Exhibit Number

10.15	Lease Agreement, dated as of November 16, 2006, by and between the Registrant and ARE-480 Arsenal Street, LLC, as amended on September 9, 2011, March 15, 2012, September 18, 2012, November 20, 2013, March 24, 2015 and June 18, 2015	10-Q	001-35837	8/6/2015	10.1

10.16	Amendment, dated September 4, 2014, to Lease Agreement, dated as of November 16, 2006, by and between the Registrant and ARE-480 Arsenal Street, LLC, as amended	10-Q	001-35837	11/10/2014	10.1

10.17	Amendment, dated March 24, 2015, to Lease Agreement, dated as of November 16, 2006, by and between the Registrant and ARE-480 Arsenal Street, LLC, as amended	10-Q	001-35837	5/7/2015	10.1

10.18	Amendment, dated June 18, 2015, to Lease Agreement, dated as of November 16, 2006, by and between the Registrant and ARE-480 Arsenal Street, LLC, as amended	10-Q	001-35837	8/6/2015	10.1

10.19	Amendment, dated November 29, 2018, to Lease Agreement, dated as of November 16, 2006, by and between the Registrant and ARE-480 Arsenal Street, LLC, as amended	10-K	001-35837	3/15/2019	10.21

10.20*	Amendment, dated January 31, 2020, to Lease Agreement, dated as of November 16, 2006, by and between the Registrant and ARE-480 Arsenal Street, LLC, as amended

10.21†	License Agreement, dated as of August 3, 2006, by and between the Registrant and the President and Fellows of Harvard College, as amended	S-1	333-186574	2/11/2013	10.20

10.22†	Amendment, dated as of December 5, 2017, by and between the Registrant and the President and Fellows of Harvard College, as amended	10-K	001-35837	3/6/2018	10.22

10.23†	Subcontract Agreement, dated as of February 1, 2012, by and between the Registrant and CUBRC, Inc.	S-1	333-186574	2/11/2013	10.21

10.24†	Subcontract Agreement, dated as of September 30, 2011, by and between the Registrant and CUBRC, Inc.	S-1	333-186574	2/11/2013	10.22

10.25#	Offer letter, dated as of June 20, 2015, by and between the Registrant and Christopher Watt	10-K	001-35837	2/25/2016	10.17

10.26†	Master Manufacturing Services Agreement, dated June 14, 2017, by and between the Registrant and Patheon UK Limited	10-Q	001-35837	8/2/2017	10.1

10.27†	Commercial Supply Agreement, dated October 16, 2017, by and between the Registrant and Finorga SAS	10-Q	001-35837	11/1/2017	10.1

10.28†	License Agreement, dated February 20, 2018, by and between the Registrant and Everest Medicines Limited	10-K	001-35837	3/6/2018	10.28

10.29#	Amendment No.1, dated July 29, 2019, to the License Agreement between Everest Medicines Limited and the Registrant	10-Q	001-35837	8/8/2019	10.1

10.30#	Offer letter, dated as of July 31, 2019, by and between the Registrant and Larry Edwards	10-Q	001-35837	8/8/2019	10.2

			Incorporated by Reference from
Exhibit Number	Description	Registrant’s Form	File No.	Date Filed with the SEC	Exhibit Number

10.31	Payoff Letter, entered into as of August 30, 2019, by and among the Registrant, Solar Capital Ltd., as collateral agent and lender, and the other lenders named therein	8-K	001-35837	8/30/2019	10.1

10.32	First Amendment to Loan and Security Agreement, dated as of March 14, 2019, by and between the registrant and Solar Capital Ltd., in its capacity as collateral agent	10-Q	001-35837	5/8/2019	10.2

10.33	Form of Securities Purchase Agreement, dated October 29, 2019, between the Registrant and the Purchaser	8-K	001-35837	10/30/2019	10.1

10.34	Form of PIPE Securities Purchase Agreement, dated January 22, 2020, by and among the Registrant and the other persons party thereto	8-K	001-35837	1/23/2020	10.1

10.35	Form of Registration Rights Agreement, dated January 22, 2020, by and among the Registrant and the other persons party thereto	8-K	001-35837	1/23/2020	10.2

10.36	Form of RD Securities Purchase Agreement, dated January 22, 2020, by and among the Registrant and the other persons party thereto	8-K	001-35837	1/23/2020	10.3

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP

31.1*	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Principal Financial Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer—Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

TETRAPHASE PHARMACEUTICALS, INC.

Date: March 11, 2020	By:	/s/ Larry Edwards
Larry Edwards President & Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Edwards	Director, President and Chief Executive Officer	March 11, 2020
Larry Edwards	(Principal Executive Officer)

/s/ Christopher Watt	Senior Vice President, Finance	March 11, 2020
Christopher Watt	(Principal Financial and Accounting Officer)

/s/ L. Patrick Gage	Chairman	March 11, 2020
L. Patrick Gage, Ph.D.

/s/ Garen Bohlin	Director	March 11, 2020
Garen Bohlin

/s/ Steven Boyd	Director	March 11, 2020
Steven Boyd

/s/ Jeffrey A. Chodakewitz	Director	March 11, 2020
Jeffrey A. Chodakewitz

/s/ John G. Freund	Director	March 11, 2020
John G. Freund

/s/ Geraldine Henwood	Director	March 11, 2020
Geraldine Henwood

/s/ Guy Macdonald	Director	March 11, 2020
Guy Macdonald

/s/ Keith Maher	Director	March 11, 2020
Keith Maher

/s/ Nancy Wysenski	Director	March 11, 2020
Nancy Wysenski