Form 10-Q
period 2020-03-31
TETRAPHASE PHARMACEUTICALS INC
filed 2020-05-07
CIK 1373707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 6, 2020, there were 7,263,236 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

TETRAPHASE PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$26,146	$21,239
Accounts receivable, net	1,706	1,503
Assets held for sale	—	53
Inventory	788	1,595
Prepaid expenses and other current assets	1,178	2,103
Total current assets	29,818	26,493
Property and equipment, net	78	98
Intangible assets, net	4,160	4,259
Operating lease right-of-use assets	2,598	4,836
Restricted cash	699	699
Total assets	$37,353	$36,385
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,977	$2,429
Accrued expenses	5,235	5,794
Operating lease liabilities	932	1,547
Total current liabilities	8,144	9,770
Long-term operating lease liabilities	1,754	3,448
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 125,000 shares authorized; 7,259 and 3,466 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	7	3
Additional paid-in capital	643,699	627,291
Accumulated deficit	(616,251)	(604,127)
Total stockholders’ equity	27,455	23,167
Total liabilities and stockholders’ equity	$37,353	$36,385

See accompanying notes to unaudited condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Product revenue, net	$1,755	$341
Government revenue	-	932
Total revenue	1,755	1,273
Expenses:
Cost of revenue - product sales	1,360	164
Cost of revenue - intangible asset amortization	98	98
Research and development	1,893	6,737
Selling, general and administrative	10,668	13,314
Total expenses	14,019	20,313
Loss from operations	(12,264)	(19,040)
Other income and expenses
Other income	71	—
Interest income	69	507
Interest expense	—	(955)
Net loss	$(12,124)	$(19,488)
Net loss per share-basic and diluted	$(1.31)	$(7.25)
Weighted-average number of common shares used in net loss per share-basic and diluted	9,273	2,687
Comprehensive loss	$(12,124)	$(19,488)

See accompanying notes to unaudited condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Operating activities
Net loss	$(12,124)	$(19,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112	201
Non-cash interest expense related to notes payable	—	223
Stock-based compensation expense	480	2,723
Gain from modification of operating lease	(68)	—
Gain on asset disposal	(71)	—
Changes in operating assets and liabilities:
Accounts receivable	(203)	457
Inventory	806	(1,600)
Prepaid expenses and other assets	927	262
Accounts payable	(452)	(518)
Accrued expenses and other liabilities	(559)	(2,387)
Deferred revenue	—	(6)
Operating lease right-of-use assets	360	342
Operating lease liabilities	(363)	(328)
Net cash used in operating activities	(11,155)	(20,119)
Investing activities
Proceeds from sale of property and equipment	130	—
Purchases of property and equipment	—	(98)
Net cash provided by (used in) investing activities	130	(98)
Financing activities
Proceeds from sale of common stock and prefunded warrants under a concurrent private placement and registered direct offering, net of issuance costs	15,931	—
Proceeds from issuance of stock under stock plans	1	—
Net cash provided by financing activities	15,932	—
Net increase (decrease) in cash, cash equivalents and restricted cash	4,907	(20,217)
Cash, cash equivalents and restricted cash at beginning of period	21,938	108,475
Cash, cash equivalents and restricted cash at end of period	$26,845	$88,258
Supplemental cash flow disclosures from investing activities
Cash paid for interest	$-	$539

See accompanying notes to unaudited condensed consolidated financial statements

TETRAPHASE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Shares		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	3,466	$3	$627,291	$(604,127)	$23,167
Issuance of common stock under stock plans	23	—	1	—	1
Issuance of common stock and prefunded warrants under a concurrent private placement and registered direct offering, less issuance costs	3,650	4	15,927	—	15,931
Issuance of common stock from warrant exercise	120	—	—	—	—
Stock-based compensation expense	—	—	480	—	480
Net loss	—	—	—	(12,124)	(12,124)
Balance at March 31, 2020	7,259	$7	$643,699	$(616,251)	$27,455

Balance at December 31, 2018	2,684	$3	$613,721	$(534,042)	$79,682
Issuance of common stock under stock plans	3	—	—	—	—
Stock-based compensation expense	—	—	2,723	—	2,723
Net loss	—	—	—	(19,488)	(19,488)
Balance at March 31, 2019	2,687	$3	$616,444	$(553,530)	$62,917

See accompanying notes to unaudited condensed consolidated financial statements

Tetraphase Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Operations

Tetraphase Pharmaceuticals, Inc., or the Company, is a biopharmaceutical company using its proprietary chemistry technology to create, develop and commercialize novel tetracyclines for serious and life-threatening conditions, including bacterial infections caused by multidrug-resistant, or MDR, bacteria. There is a medical need for new antibiotics as resistance to existing antibiotics increases. In recognition of this need, the Company has developed its product, Xerava (eravacycline), a fully synthetic fluorocycline, as an intravenous, or IV, antibiotic for use as a first-line empiric monotherapy for the treatment of MDR infections, including MDR Gram-negative infections, such as those found in complicated intra-abdominal infections, or cIAI.

On March 15, 2020, the Company entered into an agreement and plan of merger, or Merger Agreement, with AcelRx Pharmaceuticals, Inc., a Delaware corporation, or AcelRx, and Consolidation Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of AcelRx, or Merger Sub. The Merger Agreement provides for, among other things, the acquisition of the Company by AcelRx, with the acquisition to be accomplished through the merger of Merger Sub with and into the Company, with the Company being the surviving corporation and becoming an indirect wholly owned subsidiary of AcelRx. The Company’s Board of Directors has unanimously approved the Merger and the Merger Agreement and recommended that stockholders adopt the Merger Agreement. The Company submitted the Merger Agreement to its stockholders for their consideration at a special meeting of stockholders to be held on June 8, 2020. The Company expects the merger to be completed in the second quarter of 2020.

On March 15, 2020, concurrently with the execution of the Merger Agreement, the Company and AcelRx entered into a Co-Promotion Agreement. Under this agreement, the parties have agreed that, during the term of the agreement, their sales forces will promote and detail the other party’s products in accordance with marketing plans agreed to by the parties and subject to specified minimum call requirements. The parties have established a Joint Marketing and Sales Committee to oversee the promotion and marketing of the products. There are no payments being made between the parties under the agreement, and each party will continue to receive all the revenues from the sales of its own products. The agreement is terminable by either party for any reason upon 15 months’ notice or upon 90 days’ notice in the case of material breach. However, in the event of a change of control of a party during the term of the agreement, the non-change of control party may terminate the agreement upon one month’s notice and may be entitled to royalties in the case of a material breach by the change of control party.

On August 27, 2018, the United States Food and Drug Administration, or FDA, approved Xerava for the treatment of cIAI in adults. Approval of Xerava was based on the Company’s IGNITE (Investigating Gram-Negative Infections Treated with Eravacycline) phase 3 program. In October 2018, the Company commenced sales of Xerava in the United States.

On September 20, 2018, based on the results of IGNITE1, the European Commission, or EC, granted marketing authorization for Xerava for the treatment of cIAI in adults in all 28 countries of the European Union, or EU, plus Norway, Iceland and Liechtenstein. The Company has not yet commenced sales outside of the United States. In February 2018, the Company entered into a license agreement with Everest Medicines Limited, or Everest Medicines, granting Everest Medicines commercialization rights to eravacycline in China and other Asian territories.

On June 10, 2019, the Company announced a restructuring of its organization, including a 20% reduction in headcount, designed to focus its cash resources on commercializing Xerava primarily in the hospital setting. This reorganization included the elimination of the Company’s internal research function. As part of its restructuring, the Company decided not to engage in further product development, including conducting clinical trials of its product candidates, and intends to seek out-licensing opportunities for all of its pipeline of early-stage antibiotics and oncology product candidates.

The Company has incurred annual net operating losses every year since its inception. As of March 31, 2020, the Company had incurred losses since inception of $616.3 million. The Company has financed its operations primarily through public offerings and private placements of equity securities, debt financings, revenue from U.S. government grants and contract awards, milestone payments from a licensing agreement and Xerava product revenue.

Liquidity and Going Concern Assessment

Accounting Standards Update ("ASU"), 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), also referred to as Accounting Standards Codification ("ASC") 205-40 (“ASC 205-40”), requires the Company to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the financial statements are issued. This evaluation requires management to perform two steps. First, management must evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern. Second, if management concludes that substantial doubt is raised, management is required to consider whether it has plans in place to alleviate that doubt. Disclosures in the notes to the financial statements are required if management concludes that substantial doubt exists or that its plans alleviate the substantial doubt that was raised.

The Company has financed its operations primarily through public offerings and private placements of equity securities, debt financings, revenue from U.S. government grants and contract awards and milestone payments from its licensing agreements. The Company will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to fund its operations including ongoing spending to commercialize Xerava.

Based on its current operating plan, and if the Merger is not consummated when expected, the Company expects that its cash and cash equivalents of $26.1 million as of March 31, 2020, and its projected revenues from sales of Xerava, together with the $2.3 million in proceeds from its Paycheck Protection Program (“PPP”) loan via the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, received in April 2020 (“PPP Loan”) (see note 13, Subsequent Events), will be sufficient to fund the Company’s operations into the first quarter of 2021, but will not be sufficient to fund the Company’s operations for more than one year beyond the filing date of this Quarterly Report on Form 10-Q. This estimate is based on certain significant assumptions, which are uncertain and may turn out to be incorrect. In particular, the forecast assumes continued significant growth of Xerava revenue, for which the Company has limited historical experience to base its estimate, and a significant reduction in expenses in 2020 as a result of the restructuring implemented in June 2019. If these estimates are incorrect, the Company may use its cash resources sooner than expected. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

If the Merger is not consummated, the Company will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to fund its operations including ongoing spending to commercialize Xerava. However, there can be no assurance that the Company will be able to obtain such funding on terms acceptable to the Company, on a timely basis or at all. If the Merger is not consummated and the Company is unable to obtain funding, the Company may be required to delay, reduce or eliminate its commercialization efforts, which could adversely affect its business prospects, and the Company may be unable to continue operations.

If the Merger is not consummated and the Company is unable to raise additional capital when needed or if the Company’s operating results fall short of its current projections, or if the Company determines to explore strategic alternatives but is unable to consummate such a transaction or transactions on a timely basis or at all, the Company could be forced to significantly delay, scale back or discontinue the commercialization of Xerava or reduce other expenditures, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, its rights to Xerava and the Company’s product candidates. The Company’s failure to obtain sufficient funds on acceptable terms when needed would have a material adverse effect on its business, results of operations and financial condition. In addition, in such circumstances, the Company would consider seeking protection under the bankruptcy laws in order to continue to pursue potential transactions and conduct a wind-down of the Company. If the Company decides to seek protection under the bankruptcy laws, the Company would expect that it would file for bankruptcy at a time that is significantly earlier than when it would otherwise exhaust its cash resources. If the Company decides to dissolve and liquidate its assets or to seek protection under the bankruptcy laws, it is unclear to what extent the Company will be able to pay its obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission, or SEC, for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2019 contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2020, or the 2019 Form 10-K. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary to state fairly the Company’s financial position as of March 31, 2020 and the results of its operations and comprehensive loss and cash flows for the three months ended March 31, 2020 and 2019. Interim operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for future interim periods or for the fiscal year ending December 31, 2020. The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies in the 2019 Form 10-K. The Company is disclosing certain significant policies as well as changes in its accounting policies related to guidance that became effective in this Quarterly Report on Form 10-Q.

The December 31, 2019 condensed consolidated balance sheet included herein was derived from audited consolidated financial statements, but does not include all disclosures including notes required by GAAP for complete financial statements.

Reverse Stock Split

On September 25, 2019, the Company’s Board of Directors authorized a 1-for-20 reverse stock split and approved an amendment to the Company’s Certificate of Incorporation (the “Amendment”) to affect the 1-for-20 reverse split of the Company’s common stock, which was effected at 5:00 p.m. Eastern Time on September 26, 2019. All of the share and per share amounts disclosed in these condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q have been adjusted to reflect the reverse stock split.

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

Accounts Receivable

Accounts receivable as of March 31, 2020 and December 31, 2019 represent amounts due from two main sources: (1) trade accounts receivable of $1.0 million and $0.8 million, respectively, consisting of payments to be received from customers for sales of Xerava, net of prompt payment discounts, chargebacks, rebates and certain fees and (2) contract accounts receivable of $0.7 million and $0.7 million, respectively, related to the Company’s government-related agreements.

Contract accounts receivable relate to payments from entities administering the Company’s government-related agreements which include unbilled contract accounts receivable of $0.7 million as of December 31, 2019. There were no unbilled contract accounts receivable as of March 31, 2020

Inventory

Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. Prior to the regulatory approval of Xerava, given the uncertainty of approval, the Company recognized as research and development expense costs related to the manufacture of Xerava. Upon approval of Xerava, the Company began to capitalize such costs as inventory.

During each quarter, the Company performs an assessment quantifying any potential excess or obsolete inventory and writes down any such inventory to its net realizable value in the period in which the impairment is identified. These adjustments are based upon multiple factors, including inventory levels at the Company and at its specialty distributors, projected demand and product shelf life. These impairment charges, if required, are recorded as a cost of revenue. As of March 31, 2020, there was no excess or obsolete inventory.

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

Restricted Cash

As of March 31, 2020, the Company had $699,000 in restricted cash deposits with a bank, of which $500,000 is serving as security for its field force corporate credit card program and $159,000 is collateral for a letter of credit issued to the landlord of the Company’s leased facility. If the Company defaults on its rental obligations, $159,000 will be payable to the landlord. In addition, the Company has $40,000 in restricted cash to secure the Company’s corporate purchasing credit card.

Intangible Assets

The Company maintains definite-lived intangible assets related to certain capitalized milestone payments to Harvard University (Harvard). These assets are amortized over their remaining useful lives, which are estimated based on the shorter of the remaining patent life or the estimated useful life of the underlying product. Intangible assets are amortized using the economic consumption method if future revenues can be reasonably estimated. The straight-line method is used when future revenues cannot be reasonably estimated.

The Company assesses its intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the receipt of additional clinical or nonclinical data regarding one of the Company’s drug candidates or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate, or new information regarding potential sales of the drug. If impairment indicators are present or changes in circumstance suggest that impairment may exist, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of each intangible asset to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value.

The Company capitalized milestone payments of $4.75 million related to regulatory approval of Xerava in the United States and European Union, which will be amortized over their estimated useful lives of approximately 12 years. Amortization expense for each of the following five years is expected to be $0.4 million.

During the three months ended March 31, 2020, management identified impairment indicators related to the intangible assets for the Harvard milestones. As result, an interim test of recoverability of the intangible asset was performed based on the estimated undiscounted future cash flows related to the intangible asset, and concluded the intangible asset was recoverable. The Company’s quantitative assessment considered significant assumptions related to estimates of future Xerava sales, offset by direct costs to derive the sales. The estimates of future Xerava sales include estimates of significant growth as the product was launched in the fourth quarter of 2018. Given the limited history of sales and the inherent difficulty in making a long-range forecast, such estimates contain significant uncertainty. If the assumptions regarding forecasted revenue or the costs to derive such revenues are not achieved, the Company may be required to perform future impairment analyses and record an impairment charge for the intangible asset in future periods. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

Recently Adopted Accounting Pronouncements

There have been no significant changes to the Company’s significant accounting policies since the beginning of this fiscal year.

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

Financial instruments measured at fair value as of March 31, 2020 and December 31, 2019 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance	Level 1	Level 2	Level 3
March 31, 2020
Cash and money market funds	$26,146	$26,146	$—	$—
December 31, 2019
Cash and money market funds	$21,239	$21,239	$—	$—

The Company measures cash equivalents at fair value on a recurring basis. The fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

4.  Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Shares of common stock underlying pre-funded warrants are considered outstanding as of their issuance date and are included in the basic net loss per share calculation as the exercise price was deemed non-substantive. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, warrants, stock options, and restricted stock units are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The amounts in the table below were excluded from the calculation of diluted weighted-average shares outstanding, prior to the use of the treasury stock method, due to their anti-dilutive effect:

	March 31,
	2020	2019
Warrants	7,984,650	20,718
Unvested restricted stock units	49,773	178,225
Outstanding stock options	148,254	365,789
Totals	8,182,677	564,732

5. Inventory

Inventory consisted of the following (in thousands):

	As of March 31, 2020	As of December 31, 2019
Work in progress	$115	$115
Finished goods	673	1,480
Total inventory	$788	$1,595

There were no charges related to excess inventory for the three months ended March 31, 2020 or 2019.

6.  Significant Agreements and Contracts

License Agreements

Harvard University

In August 2006, the Company entered into a license agreement for certain intellectual property with Harvard. Under the license agreement, as of March 31, 2020, the Company has paid an aggregate $17.0 million in upfront license fees, sublicense fees, development and regulatory milestone payments and royalties on net sales of such product, for the licensed Harvard technology, and has issued 1,568 shares of common stock to Harvard.

For each product covered by the license agreement, the Company is obligated to make certain payments totaling up to approximately $15.1 million upon achievement of certain development and regulatory milestones and to pay additional royalties on net sales of such product. The Company is also obligated to make certain payments to Harvard based on amounts received under its license agreement with Everest Medicines Limited. During the three months ended March 31, 2020 the Company did not make any payments to Harvard related to regulatory milestone payments. During the three months ended March 31, 2019, the Company paid Harvard $25,000 in regulatory milestone payments.

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

Everest Medicines License Agreement

In February 2018, the Company entered into a license agreement with Everest Medicines, or the Everest License Agreement, whereby the Company granted Everest Medicines an exclusive license to develop and commercialize Xerava, for the treatment of cIAI and other indications, in mainland China, Taiwan, Hong Kong, Macau, South Korea and Singapore, or the Territory.

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

The Company evaluated the Everest License Agreement under ASC 606 at the time of execution of the arrangement. Based on that evaluation, the upfront fee of $7.0 million represented the amount of the consideration to be included in the transaction price, which will be allocated to the identified performance obligations. Subsequent to execution, the Company determined that the milestones for the Chinese IND and Phase 3 clinical trial were probable to be achieved and that a significant revenue reversal would not occur, and included the payment amounts of $2.5 and $3.0 million, respectively, in the transaction price.

No other clinical milestones, regulatory milestones, sales-based milestones or sales royalties have been included in the transaction price, as these milestones were not considered probable at upon signing or at each reporting period thereafter given Everest Medicines relatively short operating history, the uncertainty of regulatory processes in China and that commercial sales have not commenced. The Company determined that the license and related know-how were a combined performance obligation as the license is not distinct without the provision of the related know-how transfer. The Company’s obligation to manufacture clinical supply for Everest Medicines is dependent on Everest Medicines’ future purchases, the payment for which was determined to be at cost and therefore potentially represents a material right. However, based on the amount of clinical supply expected to be ordered by Everest Medicines, the Company estimated that the value of this right was immaterial.

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

Government Grant and Contracts

BARDA Contract for Eravacycline

The Company received funding for the development of Xerava under an award from BARDA, an agency of the U.S. Department of Health and Human Services. In January 2012, BARDA awarded a five-year contract, which was subsequently extended, that provided for up to a total of $67.3 million in funding for the development, manufacturing and clinical evaluation of eravacycline for the treatment of disease caused by bacterial biothreat pathogens. The funding under the BARDA Contract was also used for the development, manufacturing and clinical evaluation of Xerava to treat certain infections caused by life-threatening MDR bacteria.

In connection with the BARDA Contract, in February 2012, the Company entered into a cost-plus-fixed-fee subcontract with CUBRC, an independent, not for profit, research corporation that specializes in U.S. government-based contracts, which was also the direct recipient of the BARDA Contract. The BARDA Contract and the Company’s subcontract with CUBRC under the BARDA Contract had terms which expired on December 31, 2019. Committed funding from CUBRC under the Company’s BARDA subcontract was for up to approximately $41.3 million through December 31, 2019. Total funds of $40.7 million have been received by the Company through December 31, 2019 under this contract. No revenue was recognized for the three months ended March 31, 2020 as the contract expired by its terms on December 31, 2019. The Company does not expect to receive any additional revenue under this contract. During the three months ended March 31, 2019, the Company recognized revenue of $0.6 million from the Company’s subcontract under the BARDA Contract.

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

In connection with the NIAID Contract, in October 2011, the Company entered into a cost-plus-fixed-fee subcontract with CUBRC, the direct recipient of the NIAID Contract, which subcontract expired on March 31, 2019. Under the contract, the Company could originally receive funding of up to approximately $16.9 million (which was subsequently reduced to $16.3 million based on actual work performed), reflecting the portion of the NIAID Contract funding that could be paid to the Company for its activities. As of March 31, 2020, the Company had received $16.2 million. The company’s obligations under the NIAID contract have been met in full as of March 31, 2020 and the Company does not expect to receive any additional revenue under this contract. No revenue was recognized for the three months ended March 31, 2020 as the contract expired by its terms on March 31, 2019. During the three months ended March 31, 2019, the Company recognized $0.1 million from the Company’s subcontract under the NIAID Contract.

CARB-X Award for TP-6076

In March 2017, Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (CARB-X) selected the Company to receive up to $4.0 million in research funding over 18 months for TP-6076. In connection with this funding, the Company entered into a cost reimbursement Sub-Award Agreement, or the Sub-Award Agreement, with the Trustees of Boston University, the administrator of the program. The Company began recognizing revenue from the Sub-Award Agreement in April 2017. During the three months ended March 31, 2020 the Company did not recognize any revenue as the Sub-Award Agreement expired on June 30, 2019. During the three months ended March 31, 2019 the Company recognized revenue of $0.3 million under this Sub-Award Agreement. The Company does not expect to receive any additional revenue under the award.

7.  Accrued Expenses

Accrued expenses at March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Salaries and benefits	$2,007	$1,825
Drug supply and development	634	2,608
Professional fees	1,331	573
Commercial	789	516
Clinical trial related	27	111
Other	447	161
Total	$5,235	$5,794

8.  Stock-Based Compensation

In January 2020, the number of shares available for issuance under the Tetraphase Pharmaceuticals, Inc. 2013 Stock Incentive Plan, as amended, or 2013 Plan, was increased by approximately 0.1 million shares as a result of the automatic increase provision of the 2013 Plan. As of March 31, 2020, the total number of shares of common stock available for issuance under the 2013 Plan was approximately 0.4 million.

Stock-Based Compensation Expense

During the three months ended March 31, 2020 and 2019, the Company recognized the following stock-based compensation expense (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Research and development	$106	$983
General and administrative	374	1,740
Total	$480	$2,723

	Three Months Ended
	March 31,
	2020	2019
Stock options	$366	$1,977
Restricted stock units	114	726
Employee stock purchase plan	-	20
Total	$480	$2,723

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2020:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2019	177,768	$223.53
Canceled	(29,514)	$265.42
Outstanding at March 31, 2020	148,254	$215.20
Exercisable at March 31, 2020	113,255	$253.33

As of March 31, 2020, there was $2.3 million of total unrecognized stock-based compensation cost related to employee unvested stock options granted under the 2013 Plan. The Company expects to recognize that cost over a remaining weighted-average period of 1.7 years.

Restricted Stock Units and Performance Stock Units

The following table summarizes the restricted stock unit, or RSU, and performance stock unit, or PSU, activity for the three months ended March 31, 2020:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2019	91,981	$28.62
Canceled	(19,845)	$34.56
Vested/Released	(22,363)	$27.03
Unvested at March 31, 2020	49,773	$26.97

As of March 31, 2020, there was total unrecognized stock-based expense of $0.7 million related to RSUs and $44,000 related to PSUs. The expense is expected to be recognized over a weighted-average period of 1.5 years.

Employee stock purchase plan

On March 15, 2020,  the Company’s 2014 Employee Stock Purchase Plan, as amended, was terminated.

9.  Stockholders’ Equity

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

As of March 31, 2020, the Company had sold an aggregate of 305,522 shares of common stock under the Sales Agreement, at an average selling price of approximately $129.80 per share for aggregate gross proceeds of $39.6 million and net proceeds of $38.2 million after deducting sales commissions and offering expenses. The Company did not sell any shares of common stock under the Sales Agreement during the three months ended March 31, 2020. As of May 6, 2020, $40.4 million of common stock remained available to be sold under the Amended Sales Agreement.

On November 1, 2019 the Company completed a registered direct offering with Armistice Capital, LLC, a healthcare-focused institutional investor priced at-the-market, of (i) 300,000 shares of common stock and accompanying warrants to purchase an aggregate of 300,000 shares of common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 1,830,493 shares of common stock and accompanying warrants to purchase an aggregate of 1,830,493 shares of common stock. Each share of common stock and accompanying common stock warrant were sold together at a combined price of $3.755, and each pre-funded warrant and accompanying common stock warrant were sold together at a combined price of $3.745. Each pre-funded warrant has an exercise price of $0.01 per share, is exercisable immediately and is exercisable until exercised in full. Each common stock warrant has an exercise price of $3.62 per share, is exercisable immediately and expires five years from the date of issuance. The net proceeds to the Company from the offering, after deducting the placement agent's fees and other offering expenses payable by the Company, was approximately $7.1 million. The fair value allocated to the common stock, warrants and pre-funded warrants, less issuance costs, was $0.6 million, $2.9 million and $3.6 million, respectively. In November 2019, 400,000 of the pre-funded warrants were exercised.

On January 24, 2020, the Company completed a private placement with Armistice Capital, LLC, a healthcare-focused institutional investor priced at-the-market of (i) 1,270,000 shares of common stock and accompanying warrants to purchase an aggregate of 1,270,000 shares of common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 2,063,334 shares of common stock and accompanying warrants to purchase up to an aggregate of 2,063,334 shares of common stock. Each share of common stock and accompanying common stock warrant were sold together at a combined price of $3.00, and each pre-funded warrant and accompanying common stock warrant were sold together at a combined price of $2.999, for gross proceeds of approximately $10.0 million. Each pre-funded warrant had an exercise price of $0.001 per share, was exercisable immediately and was exercisable until all of the pre-funded warrants are exercised in full. Each common stock warrant had an exercise price of $2.87 per share, was exercisable immediately and will expire five years from the date of issuance.

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

The net proceeds to the Company from the registered direct offering and the concurrent private placement, after deducting the placement agent's fees and other offering expenses payable by the Company, were approximately $15.9 million.

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

The Company recorded interest expense related to the loan facility of $1.0 million for the three months ended March 31, 2019.

11. Commitments and Contingencies

Operating Leases

The Company’s leases consist of office equipment and 37,438 square feet of office and laboratory space in Watertown.

On January 31, 2020, the Company amended its existing operating lease in order to surrender a portion of its leased space, reducing the leased premises by a total of 15,899 square feet from approximately 37,438 square feet to approximately 21,539 square feet. The amendment was accounted for as a modification of the original lease agreement which required the Company to reassess and remeasure the lease liability based on the incremental borrowing rate determined as of the modification date. As a result, the amendment to the original lease resulted in a $2.0 million reduction of the lease liability and corresponding right-of-use asset as of the effective date of the amendment, with an immaterial gain recorded to operating expenses.

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2020	2019
Operating lease cost	$343	$474
Variable lease cost	226	296
Total lease cost	$569	$770

Weighted-average remaining lease term (years)	2.64	3.65
Weighted-average discount rate	9.25%	9.25%

Cash paid for amounts included in the measurement of the lease liabilities were $0.3 million for the three months ended March 31, 2020.

As of March 31, 2020, the Company’s operating lease liabilities were as follows (in thousands):

Amount
2020	907
2021	1,138
2022	1,027
Thereafter	—
Less: Imputed interest	(386)
Present value of lease payments	$2,686

Legal Proceedings

On February 7, 2020, DHL Supply Chain (Netherlands) B.V, or DHL, made an arbitration demand against the Company with Foundation UNUM.

As of May 6, 2020, ten lawsuits have been filed by alleged Tetraphase stockholders against us, members of our board of directors, AcelRx and/or Merger Sub, challenging the Merger.

Please refer to Part II Item 1, Legal Proceedings, of this Form 10-Q for further information regarding these matters.

12. Corporate Restructuring Charges

On June 10, 2019, the Company announced a restructuring of its organization, including a 20% reduction in headcount, designed to focus its cash resources on commercializing Xerava. This reorganization included the elimination of its internal research function and an exploration of out-licensing opportunities for all of its pipeline of early-stage antibiotics and oncology product candidates. The Company expects the total costs associated with the restructuring to be $2.4 million, all of which the Company incurred during the three months ended June 30, 2019. The Company expects the restructuring liability to be paid by the third quarter of 2020. The restructuring charges consist primarily of severance and benefit costs and asset impairment costs, offset in part by stock-based compensation adjustments associated with award modifications.

The restructuring charges recorded during the year ended December 31, 2019 and the related liability balance as of March 31, 2020 for each major type of cost associated with this restructuring plan are as follows:

	Restructuring Expense	Cash payments	Non-cash expense	Restructuring Liability at March 31, 2020
Employee severance, benefits and related costs	$2,130	$(1,812)	$—	$318
Asset impairments	335	-	(335)	-
Compensation expense	(97)	-	97	-
	$2,368	$(1,812)	$(238)	$318

13. Subsequent Event

On April 22, 2020, the Company entered into a promissory note evidencing the $2.3 million PPP Loan under the PPP.

The PPP Loan is evidenced by a promissory note, dated as of April 22, 2020 (the “Note”), between the Company, as borrower, and Silicon Valley Bank, N.A., as lender (“SVB”). The interest rate on the Note is 1.0% per annum, with interest accruing on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. No payments of principal or interest are due during the six-month period beginning on the date of the Note (the “Deferral Period”).

Beginning one month following expiration of the Deferral Period, and continuing monthly until 24 months from the date of the Note (the “Maturity Date”), the Company is obligated to make monthly payments of principal and interest to SVB with respect to any unforgiven portion of the Note, in such equal amounts required to fully amortize the principal amount outstanding on the Note as of the last day of the Deferral Period by the Maturity Date. The Company is permitted to prepay the Note at any time without payment of any premium.

The principal and accrued interest under the Note evidencing the PPP Loan are forgivable after eight weeks as long as the Company has used the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the Company terminates employees or reduces salaries during the eight-week period. The Company will be obligated to repay any portion of the principal amount of the Note that is not forgiven, together with interest accrued and accruing thereon at the rate set forth above, until such unforgiven portion is paid in full.

Upon a default under the Note, including the non-payment of principal or interest, the obligations of the Company under the Note may be accelerated and SVB may pursue its rights under the Uniform Commercial Code and any other applicable law or in equity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements included in this Quarterly Report on Form 10-Q and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2019, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission, or the SEC, on March 12, 2020, which we refer to as our Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

On March 15, 2020, we entered into an agreement and plan of merger, or Merger Agreement, with AcelRx Pharmaceuticals, Inc., a Delaware corporation, or AcelRx, and Consolidation Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of AcelRx, or Merger Sub. The Merger Agreement provides for, among other things, our acquisition by AcelRx, with the acquisition to be accomplished through the merger of Merger Sub with and into us, with us surviving as an indirect wholly owned subsidiary of AcelRx. The Company’s Board of Directors has unanimously approved the Merger and the Merger Agreement and recommended that stockholders adopt the Merger Agreement. The Company submitted the Merger Agreement to its stockholders for their consideration at a special meeting of stockholders to be held on June 8, 2020.

We have also entered into a co-promotion agreement with AcelRx, or Co-Promotion Agreement, under which the parties have agreed that, during the term of the agreement, their sales forces will promote and detail the other party’s products in accordance with marketing plans agreed to by the parties and subject to specified minimum call requirements. The Co-Promotion Agreement will continue in effect even if the Merger Agreement is terminated.

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

In October 2018, we commenced sales of Xerava in the United States. We are commercializing Xerava in the United States using a small, targeted commercial and medical affairs groups to build and promote access to Xerava. As of April 30, 2020, we have approximately 19 sales representatives, 2 regional business directors, 3 strategic market access executives and approximately 5 medical affairs personnel supporting Xerava in the United States. In connection with the Co-Promotion Agreement, we reduced the size of our commercial group by eight people.

On September 20, 2018, based on the results of IGNITE1, the European Commission, or EC, granted marketing authorization for Xerava for the treatment of cIAI in adults in all 28 countries of the European Union, or EU, plus Norway, Iceland and Liechtenstein. We are not selling Xerava in the EU. In February 2018 we entered into a license agreement with Everest Medicines Limited, or Everest Medicines, granting Everest Medicines commercialization rights to eravacycline in China and other Asian territories. In June 2018, Everest Medicines submitted an Investigational New Drug, or IND, application to the China National Medical Products Administration (formerly China FDA) for a phase 3 clinical trial of eravacycline in cIAI. The application was approved, and Everest Medicines began enrolling patients in this phase 3 trial in the second quarter of 2019. In April 2020, Everest Medicines notified us that its new drug application in Singapore had been approved. Everest Medicines expects to begin commercializing Xerava in Singapore later in 2020.

In addition to Xerava, we have also developed other fluorocycline antibiotic compounds, TP-6076 and TP-271, and TP-2846, a tetracycline for the treatment of acute myeloid leukemia. We developed TP-6076, a fully-synthetic fluorocycline derivative, as a lead candidate under our second-generation program to target unmet medical needs, including MDR Gram-negative bacteria such as carbapenem-resistant Enterobacteriaceae and carbapenem-resistant or pan-resistant Acinetobacter baumanii. To date, we have conducted phase 1 single-ascending and multiple-ascending dose studies evaluating the safety, tolerability and pharmacokinetics of IV TP-6076 in healthy volunteers. We also conducted a Phase 1 study to assess the bronchopulmonary disposition, pharmacokinetics and safety of TP-6076 in healthy volunteers. TP-271 is a fully-synthetic fluorocycline that we developed for respiratory disease caused by bacterial biothreat and antibiotic-resistant public health pathogens, as well as bacterial pathogens associated with community-acquired bacterial pneumonia. To date, we have completed single-ascending and multiple-ascending dose trials for IV and oral formulations of TP-271. We have completed pre-clinical toxicology studies for TP-2846.

In June 2019, we announced a restructuring of our organization, including a 20% reduction in headcount, designed to focus our cash resources on commercializing Xerava primarily in the hospital setting. This reorganization included the elimination of our internal research function. As part of our restructuring, we decided not to engage in further product development, including conducting clinical trials of our product candidates, and intend to seek out-licensing opportunities for all of our pipeline of early-stage antibiotics and oncology product candidates.

We commenced business operations in July 2006. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary chemistry technology, identifying potential product candidates, undertaking preclinical studies and clinical trials of our product candidates and conducting commercial sales of Xerava. Prior to October 2018, when we commenced sales of Xerava in the United States, we had not generated any product revenues. We have financed our operations primarily through the public offerings and private placements of our equity securities, debt financings, revenue from United States government grants and contract awards, milestone payments from our licensing agreement and product revenue from sales of Xerava. As of March 31, 2020, we had received an aggregate of $612.1 million in net proceeds from the issuance of equity securities and borrowings under debt facilities, an aggregate of $61.0 million from government grants and contracts and an aggregate of $14.5 million from licensing agreement milestone payments. As of March 31, 2020, our principal source of liquidity was cash and cash equivalents, which totaled $26.1 million.

On April 22, 2020, we entered into a promissory note evidencing an unsecured $2.3 million loan, or the PPP Loan, under the Paycheck Protection Program, or the PPP, which was established as part of the Coronavirus Aid, Relief, and Economic Security Act. The interest rate on the PPP Loan is 1.0% per annum, and no payments of principal or interest are due during the six-month period beginning on the date of the PPP Loan. Beginning one month following such period and continuing monthly until 24 months from the date of the PPP Loan, we are obligated to make monthly payments of principal and interest. We are permitted to prepay the PPP Loan at any time without payment of any premium. The principal and accrued interest under the Note evidencing the PPP Loan may be forgivable. See “Liquidity and Capital Resources.”

As of March 31, 2020, we had an accumulated deficit of $616.3 million. Our net losses were $12.1 million and $19.5 million for the three months ended March 31, 2020 and 2019, respectively. We expect that our expenses will decrease in 2020 compared with 2019, driven by lower costs associated with development of Xerava, our 2019 reorganization and a gradual decrease in Xerava sales and marketing expenses.

Based on our current operating plan, and assuming that the Merger is not consummated when expected, we expect that our cash and cash equivalents of $26.1 million as of March 31, 2020, and our projected revenues from sales of Xerava, together with the $2.3 million in proceeds from our PPP Loan received in April 2020, will be sufficient to fund our operations into the first quarter of 2021 but will not be sufficient to fund our operations for more than one year beyond the filing date of this Quarterly Report on Form 10-Q. This estimate is based on certain significant assumptions, which are uncertain and may turn out to be incorrect. In particular, the forecast assumes continued significant growth of Xerava revenue, for which we have limited historical experience to base our estimate. In addition, we have forecast a significant reduction in expenses in 2020 as a result of the restructuring implemented in June 2019. If these estimates are incorrect, we may use our cash resources sooner than expected.

As of March 31, 2020, management has further assessed this risk and, in accordance with the requirements of Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), or ASC 205-40, has determined that there is substantial doubt about our ability to continue as a going concern. There is no assurance that we will be successful in consummating the Merger and, if we do not, in obtaining additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises or management plans to reduce costs that are not considered probable in the assessment of our ability to meet our obligations.

If the Merger is not consummated, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to fund our operations including ongoing spending to commercialize Xerava. However, there can be no assurance that we will be able to obtain such funding on terms acceptable to us, on a timely basis or at all. If the Merger is not consummated and we are unable to obtain funding, we may be required to delay, reduce or eliminate our commercialization efforts, which could adversely affect our business prospects, and we may be unable to continue operations.

If the Merger is not consummated and we are unable to raise additional capital when needed or if our operating results fall short of its current projections, or if we determine to explore strategic alternatives but are unable to consummate such a transaction or transactions on a timely basis or at all, we could be forced to significantly delay, scale back or discontinue the commercialization of Xerava or reduce other expenditures, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to Xerava and our product candidates. Our failure to obtain sufficient funds on acceptable terms when needed would have a material adverse effect on our business, results of operations and financial condition. In addition, in such circumstances, we would consider seeking protection under the bankruptcy laws in order to continue to pursue potential transactions and conduct a wind-down of our company. If we decide to seek protection under the bankruptcy laws, we would expect that we would file for bankruptcy at a time that is significantly earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders. See “Liquidity and Capital Resources—Operating Capital Requirements.”

Impact of COVID-19 on our Business

The spread of SARS-CoV-2 and the resulting disease COVID-19 during the first quarter of 2020 has caused a global economic downturn and resulted in significant volatility in financial markets. In March 2020 the World Health Organization declared COVID-19 a pandemic. As of May 6, 2020, we have not experienced a significant financial or supply chain impact directly related to the pandemic. In this time of uncertainty as a result of the COVID-19 pandemic, we continue to serve our customers and take precautions to provide a safe work environment for our employees. We have implemented a work from home policy for our employees. We have also continued to make internal resource allocation decisions in order to deliver on key business objectives, to increase our financial flexibility and to ensure the success of the Merger. We may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.

The extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include changes in the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. Any prolonged material disruption of the Company’s employees, suppliers, manufacturing or customers could negatively impact its consolidated financial position, consolidated results of operations and consolidated cash flows.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, was enacted in response to the COVID-19 pandemic. The CARES Act, along with other provisions, permits carryovers and carrybacks of net operating losses generated from 2018 through 2020 to offset 100% of taxable income. In addition, the CARES Act allows net operating losses incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate refund of previously paid income taxes. We are currently evaluating the impact of the CARES Act, but at present we do not expect it to have a material impact on our financial statements.

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

Government and Grant Revenue

Our government revenue has been derived from funding provided under four awards, all of which have terminated. These awards include a contract from the Biomedical Advanced Research and Development Authority, or BARDA, an agency of the U.S. Department of Health and Human Services, for the development of Xerava for the treatment of disease caused by bacterial biothreat pathogens, two separate awards from the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the National Institutes of Health, for the development of TP-271. These three awards were made to CUBRC, Inc., or CUBRC, an independent, not-for-profit, research corporation that specializes in United States government-based contracts, with which we are collaborating. CUBRC serves as the prime contractor under these awards, primarily carrying out a program management and administrative role with additional responsibility for the management of preclinical studies. The fourth award is from Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, or CARB-X, an international public-private partnership focused on advancing new antimicrobial products to address the threat of antibiotic resistance. For further discussion of our contract and grant revenue agreements and the related revenue recognition, please see Note 6, Significant Agreements and Contracts to the consolidated financial statements.

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

We track external development expenses and personnel expense on a program-by-program basis and allocate common expenses, such as scientific consultants and laboratory supplies, to each program based on the personnel resources allocated to such program. Expenses related to facilities, consulting, travel, conferences, stock-based compensation and depreciation are not allocated to a program and are separately classified as other research and development expenses. The following table summarizes our research and development expenses on a program-specific basis for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Xerava	$1,455	$2,296
BARDA Contract	—	472
TP-6076	—	512
CARB-X Award	—	301
NIAID Contract	—	88
Other development programs	88	1,023
Other research and development	350	2,045
Total research and development expenses	$1,893	$6,737

Prior to our June 2019 reorganization, research and development activities were central to our business model. As part of our reorganization, we decided not to engage in further research and development, including conducting clinical trials of our product candidates. Instead, we intend to seek to out-license each of our pipeline candidates.

As of March 31, 2020, we had incurred an aggregate of $300.2 million in research and development expenses related to the development of Xerava, and $38.7 million in research and development expenses related to the development of Xerava that were funded under the BARDA Contract.

We have licensed our proprietary chemistry technology from Harvard on an exclusive worldwide basis under a license agreement that we entered into in August 2006. Under our license agreement, as of March 31, 2020, we have incurred expense in aggregate of $16.8 million in up front license fees, sublicense fee and development milestone payments for the licensed Harvard technology. We have also issued 1,568 shares of our common stock to Harvard under the license agreement. We have also agreed to make payments to Harvard upon the achievement of specified future development and regulatory milestones totaling up to $15.1 million for each licensed product candidate ($12.6 million of which has already been paid with respect to eravacycline), and to pay tiered royalties in the single digits based on annual worldwide net sales, if any, of licensed products, by us, our affiliates and our sublicensees. We are also obligated to pay Harvard a specified share of non-royalty sublicensing revenues that we receive from sublicensees for the grant of sublicenses under the license and to reimburse Harvard for specified patent prosecution and maintenance costs.

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

We anticipate that our selling, general and administrative expenses will plateau or decrease for a number of reasons, including a decrease of infrastructure, including reductions in personnel-related costs, consulting, legal, and accounting costs.

Other Income (Expense)

Other income (expense) consists primarily of interest income and interest expense. Interest income consists of interest earned on our cash and cash equivalents. The primary objective of our investment policy is capital preservation. We did not have any interest expense for the three months ended March 31, 2020. Interest expense for the three months ended March 31, 2019 consisted primarily of interest accrued on our outstanding indebtedness and non-cash interest related to the amortization of debt discount costs associated with our term loan facility with Solar Capital which was paid in full in August 2019.

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

Our critical accounting policies are those which require the most significant judgments and estimates in the preparation of our consolidated financial statements. We have determined that our most critical accounting policies are those relating to product revenue recognition, collaboration revenue recognition, government contract and grant revenue recognition and equity compensation. There have been no significant changes to our critical accounting policies as described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report, filed on form 10-K with the SEC on March 12, 2020, for the year ended December 31, 2019.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes the results of our operations for the three months ended March 31, 2020 and 2019, together with the changes in those items in dollars:

	Three Months Ended
	March 31,		Increase/
	2020	2019	(decrease)
	(in thousands)
Revenue:
Product revenue, net	$1,755	$341	1,414
Government revenue	-	932	(932)
Total revenue	1,755	1,273	482
Operating expenses:
Cost of revenue - product sales	1,360	164	1,196
Cost of revenue - intangible asset amortization	98	98	-
Research and development	1,893	6,737	(4,844)
Selling, general and administrative	10,668	13,314	(2,646)
Total operating expenses	14,019	20,313	(6,294)
Loss from operations	(12,264)	(19,040)	6,776
Other income	71	-	71
Interest income	69	507	(438)
Interest expense	-	(955)	955
Net loss	$(12,124)	$(19,488)	$7,364

Product Revenue

We initiated sales of Xerava in the United States on October 15, 2018. For the three months ended March 31, 2020 net sales of Xerava were $1.8 million. The increase in product revenue, net for the three months ended March 31, 2019 is primarily the result of increased sales volume of Xerava.

Revenue from U.S. Government Contracts and Grants

We had no government revenue for the three months ended March 31, 2020 compared to $0.9 million for the three months ended March 31, 2019. Our BARDA Contract, NIAID Contract and CARB-X Award each expired in 2019.

Cost of Revenue

Cost of product revenues for the three months ended March 31, 2020 was $1.5 million compared to $0.3 million for the three months ended March 31, 2019. Cost of product revenue consists primarily of manufacturing and distribution costs for Xerava, Xerava net sales-based royalties and the amortization of the intangible asset associated with certain milestones paid to Harvard related to Xerava. This increase was due to both increased sales of Xerava in 2020 as well as certain cost elements of inventory sold in 2019 being expensed in periods prior to the product’s approval in August 2018.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2020 were $1.9 million compared to $6.7 million for the three months ended March 31, 2019, a decrease of $4.8 million. This decrease was primarily due to the completion of Xerava development and our restructuring in June 2019, which included the cessation of development of our pipeline candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2020 were $10.7 million compared to $13.3 million for the three months ended March 31, 2019, a decrease of $2.6 million. The decrease was driven by our 2019 corporate reorganization as well as tight expense control during the three months ended March 31, 2020, partially offset by expenses related to the Merger announced in March 2020.

Other Income (Expense)

Interest expense decreased by $1.0 million for the three months ended March 31, 2020 due to early payment of our term loan facility in August 2019. Interest income decreased by $0.4 million related to the year-over-year decrease in cash and cash equivalents. For the three-month period ended March 31, 2020, we also recorded a one-time gain from our lease modification and asset sale totaling $0.1 million.

Liquidity and Capital Resources

We have incurred losses since our inception and anticipate that we will continue to incur losses for at least the next several years. We expect our total expenses to decrease but remain significant in 2020 and, as a result, if we do not consummate the Merger, we will need additional capital to fund our operations, which we may obtain from additional financings, research funding, collaborations, government contract and grant revenue or other sources.

Since our inception, we have funded our operations primarily through the public offerings and private placements of our equity securities, debt financings, revenue from U.S. government grants and contract awards, milestone payments from our licensing agreement and product revenue from sales of Xerava.

As of March 31, 2020, we had cash and cash equivalents of approximately $26.1 million. We invest cash in excess of immediate requirements in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of  March 31, 2020, our funds were held in cash and money market funds.

On January 17, 2017, we entered into a Controlled Equity Offering Sales Agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, as sales agent. On July 7, 2017, we entered into an amendment to the sales agreement, or the Amended Sales Agreement. In accordance with the terms of the Amended Sales Agreement, we may offer and sell through Cantor, from time to time, shares of our common stock up to an aggregate offering price of $80,000,000 through an “at-the-market” offering program. As of March 31, 2020, we had sold an aggregate of 305,522 shares under the agreement at an average price of $129.80 per share and we had received aggregate cash proceeds of $38.2 million, after deducting sales commissions and offering expenses. Under the Amended Sales Agreement, Cantor may sell shares of our common stock by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Select Market or on any other existing trading market for our common stock. We are not obligated to make any sales of shares of our common stock under the Amended Sales Agreement. We or Cantor may suspend or terminate the offering of shares of our common stock upon notice to the other party and subject to other conditions. We will pay Cantor a commission rate equal to 3.0% of the gross proceeds per share sold. We have not sold any shares under the Amended Sales Agreement during 2019 or during the three months ended March 31, 2020

On November 2, 2018, we entered into the loan and security agreement, or the Loan Agreement, with Solar Capital, as collateral agent and lender, and the other lenders named therein (Solar Capital and the other lenders collectively, the Lenders). The Lenders agreed to make available to us term loans in an aggregate principal amount of up to $75.0 million under the Loan Agreement. The Loan Agreement provided a term loan commitment of $50.0 million in two potential tranches: (i) a $30.0 million Term A loan facility funded on November 2, 2018 and (ii) a $20.0 million Term B loan facility to be funded at the request of the Company no later than October 31, 2020, subject to (a) the Company having unrestricted net cash proceeds of not less than $50 million from the issuance and sale of common stock and/or from other business activities and (b) the Company having product revenue greater than or equal to $14.0 million on a six month trailing basis prior to September 30, 2020. Both of these term loans had a maturity date of May 2, 2023. The Loan Agreement also provided access to an additional Term C loan facility in the amount of $25.0 million, to be funded at the Lenders’ sole discretion.

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

On June 24, 2019, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusions on the Nasdaq Global Select Market, referred to as the minimum bid price rule. On September 26, 2019 we effected a 1-for-20 reverse stock split for the purpose of regaining compliance with the minimum bid price rule.

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

On April 22, 2020, we entered into a promissory note evidencing the PPP Loan under the PPP. The PPP Loan is evidenced by a promissory note, dated as of April 22, 2020, or the Note, between us, as borrower, and Silicon Valley Bank, N.A., as lender, or SVB. The interest rate on the Note is 1.0% per annum, with interest accruing on the unpaid principal balance computed on the basis of the actual number of days elapsed in a year of 360 days. No payments of principal or interest are due during the six-month period beginning on the date of the Note, or the Deferral Period.

Beginning one month following expiration of the Deferral Period, and continuing monthly until 24 months from the date of the Note, or the Maturity Date, we are obligated to make monthly payments of principal and interest to SVB with respect to any unforgiven portion of the Note, in such equal amounts required to fully amortize the principal amount outstanding on the Note as of the last day of the Deferral Period by the Maturity Date. We are permitted to prepay the Note at any time without payment of any premium.

The principal and accrued interest under the Note evidencing the PPP Loan are forgivable after eight weeks as long as we have used the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintain our payroll levels. The amount of loan forgiveness will be reduced if we terminate employees or reduce salaries during the eight-week period. We will be obligated to repay any portion of the principal amount of the Note that is not forgiven, together with interest accrued and accruing thereon at the rate set forth above, until such unforgiven portion is paid in full.

Upon a default under the Note, including the non-payment of principal or interest, our obligations under the Note may be accelerated and SVB may pursue its rights under the Uniform Commercial Code and any other applicable law or in equity.

The following table summarizes our sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Cash Flows from Operations:
Net cash used in operating activities	$(11,155)	$(20,119)
Net cash provided by (used in) investing activities	130	(98)
Net cash provided by financing activities	15,932	-
Net decrease in cash and cash equivalents	$4,907	$(20,217)

Cash Flows from Operating Activities. The $9.0 million decrease in cash used in operating activities for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was primarily due to our 2019 corporate restructuring  and decision not to engage in further research and development, including conducting clinical trials of our product candidates.

Cash Flows from Investing Activities. The $0.2 million net increase in cash provided by investing activities for the three months ended March 31, 2020, compared to the three months ended March 31, 2019 was related to proceeds from the sales of lab equipment during the three months ended March 31, 2020 offset by asset additions during the three months ended March 31, 2019.

Cash Flows from Financing Activities. The $15.9 million increase in cash provided in financing activities for the three months ended March 31, 2020, was due to net proceeds provided by the private placement and registered direct offering completed in January 2020.

Operating Capital Requirements

We expect to incur significant operating losses for at least the next several years as we commercialize Xerava and satisfy our obligations under our license agreement with Harvard.

Based on our current operating plan, and assuming that the Merger is not consummated when expected, we expect that our cash and cash equivalents of $26.1 million as of March 31, 2020, and our projected revenues from the sales of Xerava, together with the $2.3 million in proceeds from the PPP Loan received in April 2020, will be sufficient to fund our operations into the first quarter of 2021 but will not be sufficient to fund our operations for more than one year beyond the filing date of this Quarterly Report on Form 10-Q. This estimate is based on certain significant assumptions, which are uncertain and may turn out to be incorrect. In particular, the forecast assumes continued significant growth of Xerava revenue, for which we have limited historical experience to base our estimate. In addition, we have forecast a significant reduction in expenses in 2020 as a result of the restructuring announced in June 2019. If these estimates are incorrect, we may use our cash resources sooner than expected.

If the Merger is not consummated, we will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to fund our operations including ongoing spending to commercialize Xerava. However, there can be no assurance that we will be able to obtain such funding on terms acceptable to us, on a timely basis or at all. If the Merger is not consummated and we are unable to obtain funding, we may be required to delay, reduce or eliminate our commercialization efforts, which could adversely affect our business prospects, and we may be unable to continue operations.

If the Merger is not consummated and we are unable to raise additional capital when needed or if our operating results fall short of its current projections, or if we determine to explore strategic alternatives but are unable to consummate such a transaction or transactions on a timely basis or at all, we could be forced to significantly delay, scale back or discontinue the commercialization of Xerava or reduce other expenditures, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to Xerava and our product candidates. Our failure to obtain sufficient funds on acceptable terms when needed would have a material adverse effect on our business, results of operations and financial condition. In addition, in such circumstances, we would consider seeking protection under the bankruptcy laws in order to continue to pursue potential transactions and conduct a wind-down of our company. If we decide to seek protection under the bankruptcy laws, we would expect that we would file for bankruptcy at a time that is significantly earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

We have based our projections of operating capital requirements and revenues on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. However, because of the numerous risks and uncertainties associated with the commercialization of pharmaceutical products such as Xerava, our estimates of our operating capital requirements may be incorrect. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, although we intend to seek out-licensing opportunities for our pipeline of early-stage antibiotics and oncology product candidates, there can be no assurance that we will be able to out-license these on a timely basis or on terms that are favorable to us, or at all. Our failure to raise capital through financing or a license of our pipeline as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We could be forced to significantly scale back or discontinue the commercialization of Xerava and reduce other expenditures, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to Xerava and our product candidates. In addition, in such circumstance, we would consider seeking protection under the bankruptcy laws in order to continue to pursue potential transactions and conduct a wind-down of our company. If we decide to seek protection under the bankruptcy laws, we would expect that we would file for bankruptcy at a time that is significantly earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders. Our future funding requirements, both short-term and long-term, will depend on many factors, including, but not limited to:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and senior vice president, finance, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and senior vice president, finance concluded that as of March 31, 2020, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this Quarterly Report on Form 10-Q was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The certifications of our principal executive officer and principal financial officer attached as Exhibits 31.1 and 31.2 to this report include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934 during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

part ii – other information

Item 1. Legal Proceedings

On February 7, 2020, DHL Supply Chain (Netherlands) B.V, or DHL, made an arbitration demand against the Company with Foundation UNUM. The arbitration demand alleges breach of contract by the Company under a letter of intent entered into between the parties in August 2018 between the parties, and DHL seeks full indemnification for all damages and costs resulting from the alleged breach by the Company, including but not limited to loss of profit, which DHL calculates at 2,335,000 Euros. The Company does not believe it has breached any contract with DHL and plans to engage in a vigorous defense against such claims. No amounts have been accrued for this matter at March 31, 2020.

As of May 6, 2020, ten lawsuits have been filed by alleged Tetraphase stockholders against us, members of our board of directors, AcelRx and/or Merger Sub, challenging the Merger. These lawsuits, which include both putative class action and individual complaints, have been filed in the United States District Court for the District of Delaware, the Southern District of New York, the Eastern District of New York, the District of Massachusetts, and the Massachusetts State Superior Court. The complaints allege violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder, and/or that the members of our board breached their fiduciary duties. The plaintiffs in these actions generally allege that the registration statement filed with the SEC on April 6, 2020, and/or the definitive proxy statement filed with the SEC on April 24, 2020, omit material information with respect to the proposed transaction, which renders such registration statement and/or proxy statement false and misleading. In addition, certain plaintiffs allege that the members of our board of directors breached their fiduciary duties of care, loyalty and good faith, and/or candor and disclosure by allegedly entering into the Merger through a flawed and unfair process and disseminating materially incomplete and misleading disclosures in connection with the Merger, and that we, AcelRx and/or Merger Sub aided and abetted in the alleged breach of fiduciary duties. The complaints seek preliminary and permanent injunction of the proposed transaction and, if the Merger is consummated, rescission or rescissory damages. The complaints also seek the dissemination of a registration statement and/or proxy statement that disclose certain information requested by the plaintiffs. In addition, the complaints seek attorneys’ and experts’ fees. We believe we have valid defenses against these claims and will engage in a vigorous defense of such litigation.

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

Risks Related to the Merger with AcelRx

The failure to complete the announced merger with AcelRx in a timely manner, or at all, may adversely affect our business, financial results and stock price.

Our obligations to consummate our proposed merger, or the Merger, with AcelRx Pharmaceuticals, Inc., or AcelRx, are subject to the satisfaction or waiver of certain customary conditions, including, among others, (i) the Agreement and Plan of Merger, dated as of March 15, 2020, by and among us, AcelRx and Consolidation Merger Sub, Inc., or the Merger Agreement, must be adopted by the requisite vote of our stockholders; (ii) the absence of (A) any governmental restraining order or injunction having been issued with respect to the contemplated transactions and continuing in effect or (B) any legal proceeding of a governmental body challenging or seeking to prohibit the consummation of the Merger or related matters; (iii) subject to certain qualifications, the accuracy of the respective representations and warranties of us and AcelRx and compliance by the parties with their respective obligations under the Merger Agreement; (iv) the Registration Statement on Form S-4 registering the shares of AcelRx common stock issuable as merger consideration remaining in effect; and (v) the approval of the shares of AcelRx common stock issuable as merger consideration for listing on Nasdaq. We cannot provide assurance that these or the other conditions to the completion of the Merger will be satisfied in a timely manner or at all. In addition, other factors may affect when and whether the Merger will occur. If the Merger is not completed, our stock price could fall to the extent that our current stock price reflects an assumption that the Merger will be completed. Furthermore, if the Merger is not completed and the Merger Agreement is terminated, we may suffer other consequences that could adversely affect our business, results of operations and stock price, including the following:

•

we have incurred and will continue to incur costs relating to the Merger (including significant legal and financial advisory fees) and many of these costs are payable by us whether or not the Merger is completed;

•

we could be required, in certain circumstances, to pay an $810,000 termination fee and/or reimburse AcelRx up to $200,000 for certain of its costs incurred in connection with the Merger and the Merger Agreement;

•

matters relating to the Merger (including sales integration planning and implementation) may require substantial commitments of time and resources by our management team, which could otherwise have been devoted to other opportunities that may have been beneficial to us;

•	current and prospective employees could experience uncertainty about their future roles, which may adversely affect our ability to retain key employees, who may seek other employment opportunities;
•	we may be subject to legal proceedings related to the Merger or the failure to complete the Merger;
•	our customers, prospective customers and other business partners and investors in general may view the failure to consummate the Merger as a poor reflection on our business or prospects; and
•

upon such termination, we may not have sufficient cash to continue our business and may have to consider seeking protection under the bankruptcy laws in order to continue to pursue potential transactions and conduct a wind-down of our company.

Uncertainty about the Merger may adversely affect our business and stock price, whether or not the Merger is completed.

We are subject to risks in connection with the announcement and pendency of the Merger, including the risks from possibly foregoing opportunities we might otherwise pursue absent the proposed Merger. Furthermore, uncertainties about the Merger may cause current and prospective employees to experience uncertainty about their future with us. These uncertainties may impair our ability to retain, recruit or motivate key management and other personnel.

In addition, in response to the announcement of the proposed Merger, our existing or prospective customers, suppliers or collaboration partners may:

•	delay, defer or cease purchasing products from, or providing goods or services to, us;
•	delay or defer other decisions concerning our relationships, or refuse to extend credit terms to us; or
•	otherwise seek to change the terms on which they do business with us.

While we are attempting to address these risks, our existing and prospective customers, suppliers or collaboration partners may be reluctant to purchase our products, supply us with goods and services or continue collaborations due to the potential uncertainty about the direction of our product offerings and the support and service of our products after the completion of the Merger.

While the Merger is pending, we are subject to contractual restrictions that could harm our business, operating results and stock price.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger, generally (i) requiring us to use commercially reasonable efforts to cause us to conduct our business and operations in the ordinary course and in accordance in all material respects with past practice, to pay our debt, payables and taxes when due, and to attempt to ensure that we preserve intact the material components of our current business organization and maintain our relations and goodwill with all material suppliers, material customers, material licensors and governmental bodies, and (ii) restricting us from taking certain specified actions absent AcelRx’s prior written consent. These and other obligations in the Merger Agreement may delay or prevent us from responding or limit our ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and our board of directors think they may be advisable. These restrictions could adversely impact our business, operating results and stock price and our perceived acquisition value, regardless of whether the Merger is completed.

The Merger Agreement limits our ability to pursue alternative transactions, which could deter a third party from proposing an alternative transaction.

The Merger Agreement contains provisions that, subject to certain exceptions, limit our ability to solicit, initiate or knowingly facilitate or knowingly encourage any inquiries or the making of any proposal or offer that constitutes, or would reasonably be expected to lead to, or engage in, continue or otherwise participate in any discussions or negotiations regarding, or furnish any non-public information in connection with, an alternative transaction. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the outstanding shares of our common stock from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our common stock than it might otherwise have proposed to pay.

The Merger will involve substantial and potentially unexpected costs.

We have incurred and expect to continue to incur substantial costs and expenses relating directly to the Merger, including, as applicable, fees and expenses payable to financial advisors, other professional fees and expenses, insurance premium costs, fees and costs relating to regulatory filings and notices, SEC filing fees, printing and mailing costs and other transaction-related costs, fees and expenses. Actual transaction costs may substantially exceed estimates and may have an adverse effect on our financial condition and operating results. If the Merger is not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received by us.

Certain of our directors and executive officers may have interests in the Merger that are or were different from, or in conflict with or in addition to, those of our stockholders generally.

Certain of our directors and executive officers have interests in the Merger that may differ from, or that are in addition, to their interests as stockholders of our company. Our board of directors was aware of these interests at the time it approved the Merger Agreement. These interests may cause our directors and officers to view the Merger differently from how our stockholders may view it.

We are and may continue to be targets of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. To date, ten putative stockholder class action lawsuits have been filed against us, our board of directors, AcelRx and others in connection with the transactions contemplated by the Merger Agreement. We and the other defendants believe the lawsuits are without merit and we intend to vigorously defend against the claims of these lawsuits; however, the outcome of all litigation is uncertain and we may not be successful in defending against these claims or any other lawsuits brought against us even if they are without merit. Regardless of the outcome of these lawsuits or any other lawsuits brought against us, such lawsuits could delay or prevent our acquisition by AcelRx, divert the attention of our management and employees from our day-to-day business, result in substantial costs and otherwise adversely affect us financially. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction may delay or prevent the Merger from being completed, or from being completed within the expected timeframe, which may adversely affect our business, financial position and results of operations.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception, expect to incur losses for at least the next several years and may never achieve or sustain profitability.

We have incurred annual net operating losses in every year since our inception. Our net loss was $12.1 million for the three months ended March 31, 2020, $70.1 million for the year ended December 31, 2019 and $72.2 million for the year ended December 31, 2018. As noted below, we and our auditors have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of March 31, 2020, we had an accumulated deficit of $616.3 million. Prior to October 2018, when we commenced sales of Xerava in the United States, we had not generated any product revenues. For the year ended December 31, 2019, we generated $3.6 million in net product revenues from sales of Xerava. For the three months ended March 31, 2020, we generated $1.8 million in net product revenues from sales of Xerava. We have financed our operations primarily through the public offerings and private placements of our equity securities, debt financings, revenue from U.S. government grants and contract awards, milestone payments from our licensing agreement with Everest Medicines Limited, or Everest Medicines, and Xerava product revenue.

In the third quarter of 2018, we received marketing approval in the United States and in Europe for Xerava for the treatment of complicated intra-abdominal infections, or cIAI. Prior to the marketing approval of Xerava we had devoted substantially all of our financial resources and efforts to research and development, including preclinical and clinical development. In June 2019, we determined to devote all of our financial resources and efforts to supporting the ongoing commercialization of Xerava and announced a restructuring of our organization, including a 20% reduction in headcount, designed to focus our cash resources on commercializing Xerava primarily in the hospital setting. As a result of the restructuring, we eliminated our internal research function and intend to seek out-licensing opportunities for our pipeline of early-stage antibiotics and oncology product candidates.

Notwithstanding the initiation of sales of Xerava and our 2019 restructuring, we continue to incur significant expenses and operating losses. The net losses we incur may fluctuate significantly from quarter to quarter. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Subject to completion of the Merger, we expect that our expenses will decrease in 2020 compared with 2019, as the cost savings associated with our June 2019 restructuring are expected to continue in 2020. Our expenses could increase if and as we:

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

If the Merger is not consummated, we will need additional funding to continue to commercialize Xerava. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We believe, based on our current operating plan and assuming the Merger is not consummated, that our existing cash and cash equivalents as of March 31, 2020, and our projected revenues from the sales of Xerava, together with the $2.3 million in proceeds from our PPP loan received in April 2020, will be sufficient to fund our operations into the first quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and our capital resources may be utilized faster than we currently expect. As of March 31, 2020, management has further assessed this risk and, in accordance with the requirements of Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), or ASC 205-40, determined that there is substantial doubt about our ability to continue as a going concern. There is no assurance that we will be successful in obtaining additional financing on terms acceptable to us, if at all, nor is it considered probable under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises or management plans to reduce costs that are not considered probable in their assessment of our ability to meet our obligations. In light of our limited cash resources, we explored strategic alternatives to maximize stockholder value, including the potential sale or merger of us or our assets, which culminated with us entering into the Merger Agreement with AcelRx. If the Merger is not consummated and we are unable to obtain funding, we may be required to delay, reduce or eliminate our commercialization efforts, which could adversely affect our business prospects, and we may be unable to continue operations. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources to fund our expenses after that time.

Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, if the Merger is not consummated and we return to exploring out-licensing opportunities for our pipeline of early-stage antibiotics and oncology product candidates, there can be no assurance that we will be able to out-license these on a timely basis or on terms that are favorable to us, or at all. Our failure to raise capital through financing or a license of our pipeline as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We could be forced to significantly scale back or discontinue the commercialization of Xerava and reduce other expenditures, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to Xerava and our other product candidates. In addition, in such circumstance, we would consider seeking protection under the bankruptcy laws in order to continue to pursue potential transactions and conduct a wind-down of our company. If we decide to seek protection under the bankruptcy laws, we would expect that we would file for bankruptcy at a time that is significantly earlier than when we would otherwise exhaust our cash resources. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.

Our future funding requirements, both short-term and long-term, will depend on many factors, including, but not limited to:

•	whether and when the Merger is consummated;
•	revenue received from commercial sales of Xerava;
•	the timing and costs of manufacturing and other activities in connection with the commercialization of Xerava;
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

We believe, based on our current operating plan and assuming the Merger is not consummated, that our existing cash and cash equivalents as of March 31, 2020 and our projected revenues from sales of Xerava, together with the $2.3 million in proceeds from our PPP loan received in April 2020, will be sufficient to fund our operations into the first quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and our capital resources may be utilized faster than we currently expect. The report from our independent registered public accounting firm for the year ended December 31, 2019 includes an explanatory paragraph stating that our recurring losses from operations, limited financial resources and the need to raise additional capital to finance our future operations raise substantial doubt about our ability to continue as a going concern. If the Merger is not consummated and we are unable to obtain sufficient funding, we may be forced to delay or reduce the scope of our commercialization efforts, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. Future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all.

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

Unless and until we can generate a substantial amount of revenue from Xerava, if the Merger is not consummated, we expect to finance our future cash needs through public or private equity offerings, debt financings or collaborations and licensing arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

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

We have invested a significant portion of our efforts and financial resources in the development of Xerava for use as a first-line empiric monotherapy for the treatment of multidrug-resistant, or MDR, infections. We obtained marketing approval for Xerava for the treatment of cIAI in the United States and in Europe in the third quarter of 2018. Our prospects are substantially dependent on our ability to successfully commercialize Xerava for the treatment of cIAI. The success of Xerava will depend on several factors, including the following:

•	continue growing sales of Xerava in the United States;
•	acceptance of Xerava by the medical community, hospital formularies, patients and third-party payors;
•	obtainment and maintenance of patent and trade secret protection and regulatory exclusivity;
•	protection of our rights in our intellectual property portfolio;
•	successful manufacturing of Xerava;
•	favorable results of any additional clinical trials involving Xerava that we or others may conduct;
•	competition with other therapies; and
•	a continued acceptable safety profile of Xerava.

If we are unable to successfully commercialize Xerava for the treatment of cIAI our business could be materially harmed.

We face risks related to health epidemics and other widespread outbreaks of contagious disease, including the novel coronavirus, or COVID-19, which could significantly disrupt our operations and impact our financial results.

Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results. In December 2019, an outbreak of respiratory illness caused by a strain of novel coronavirus, COVID-19, began in China. As of April 2020, that outbreak has led to numerous confirmed cases worldwide, including in the Unites States. The World Health Organization declared the outbreak a global public health emergency on January 30, 2020. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations are uncertain.

Our supply chain for other raw materials and critical components is worldwide and accordingly could be subject to disruption, particularly since our raw materials are sourced in China. We and our third-party contract manufacturers may face disruptions in procuring items that are essential for our business, including, for example, raw materials used in the manufacturing of Xerava, for which there may be shortages because of ongoing efforts to address the outbreak. Any negative impact that the outbreak has on the ability of our suppliers to provide materials for Xerava could limit our ability to sell Xerava and have a material adverse effect on our financial results. The COVID-19 outbreak may have a materials adverse effect on our business, financial condition, results of operations and prospects. Because of social distancing guidelines and other legal orders and restrictions caused by COVID-19, many hospitals will not allow our sales representatives inside to meet with potential prescribers, hospital formulary review committee meetings have been postponed, we have been unable to meet with group purchasing organization and scientific conferences are not being held. These measures limit our ability to have Xerava prescribed, approved in hospitals and sold. We could also experience business disruptions caused by workplace closures and reliance on employees working from home, cybersecurity and data accessibility issues, and communications or transit disruptions, any of which could adversely impact our business operations and delay necessary interactions among our employees and between our company and the third parties upon which we rely.

The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, it is possible the pandemic will significantly impact economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations, and prospects.

Xerava or any additional product candidate of ours that a future collaborator develops and commercializes may fail to achieve the degree of market acceptance by physicians, patients, hospital formularies, third-party payors and others in the medical community necessary for commercial success and the market opportunity for Xerava or the additional product candidates may be smaller than we estimated.

Prior to Xerava, we had never commercialized a product candidate for any indication, and we do not plan to commercialize any additional product candidates. Efforts to educate the medical community, hospital formularies and third-party payors on the benefits of Xerava may require significant resources and may not be successful. If Xerava does not achieve an adequate level of market acceptance, we may not generate significant product revenues. Therefore, we may not become profitable. If the Merger is not consummated, we intend to seek out-licensing opportunities for our pipeline of early-stage antibiotics and oncology product candidates. If any additional product candidate of ours that a future collaborator develops does not achieve market acceptance, the amounts we could receive under the licensing or collaboration agreement could be limited. The degree of market acceptance of Xerava, or any other product candidate that is approved for commercial sale, will depend on a number of factors, including, but not limited to:

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

In addition, the potential market opportunity for Xerava or any product candidate is difficult to estimate. Our estimates of the potential market opportunity for Xerava are predicated on several key assumptions such as industry knowledge, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, these assumptions involve the exercise of significant judgment on the part of our management and are inherently uncertain, and the reasonableness of these assumptions has not been assessed by an independent source. If any of the assumptions proves to be inaccurate, then the actual market for Xerava could be smaller than our estimates of the potential market opportunity. If the actual market for Xerava is smaller than we expect, or if the product fails to achieve an adequate level of acceptance by physicians, hospital formularies, health care payors and patients, our product revenue may be limited, and it may be more difficult for us to achieve or maintain profitability.

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

Factors that may inhibit our efforts to commercialize Xerava include:

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

We have entered into a co-promotion agreement, or the Co-Promotion Agreement, with AcelRx, under which the parties have agreed that, during the term of the agreement, their sales forces will promote and detail the other party’s products in accordance with marketing plans agreed to by the parties and subject to specified minimum call requirements. If AcelRx is unable to successfully operate its sales force and provide the co-promotion activities contemplated by the Co-Promotion Agreement, our product revenues for Xerava will be adversely affected.

We plan to seek to commercialize Xerava outside the United States with the assistance of collaborators. If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of Xerava revenues to us may be lower than if we were to directly market and sell Xerava in those markets. As an example, if Everest Medicines, our collaboration partner for Xerava in certain Asian territories, is unsuccessful in developing and commercializing Xerava in the Chinese market, we may not receive any future milestone or royalty payments. Furthermore, we may be unsuccessful in entering into the necessary arrangements with third parties or may be unable to do so on terms that are favorable to us. In addition, we likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively.

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

Xerava competes with a number of antibiotics that are currently marketed for the treatment of cIAI and other multidrug resistant infections, including meropenem, which is marketed by AstraZeneca as Merrem, imipenem/cilastatin, which is sold by Merck & Co., or Merck, as Primaxin, tigecycline, which is marketed by Pfizer as Tygacil, piperacillin/tazobactam, which is marketed by Pfizer as Zosyn, ceftolozane/tazobactam and imipenem/relebactam, which are marketed by Merck as Zerbaxa and Recarbrio, and ceftazidime/avibactam, which is marketed by Allergan, Inc., as Avycaz, meropenem and vaborbactam, which is marketed by Melinta Therapeutics as Vabomere. We also expect that Xerava will compete with future and current generic versions of marketed antibiotics.

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

Our and our future collaborators’ ability to successfully commercialize Xerava or any product candidate of ours that we license to a third party will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government authorities, private health insurers, health maintenance organizations and other third-party payors. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. As a result, government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect the ability to sell Xerava or any such product candidates profitably.

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

We do not plan to conduct any additional clinical registration trials of Xerava or any of our product candidates other than FDA-required post-approval Phase IV trials. However, if we determine to resume clinical development of any product candidates or license any product candidates to third parties for development, we or our collaborators will be subject to the risk that such clinical trials fail to demonstrate safety and efficacy to the satisfaction of the FDA or comparable foreign regulatory authorities or do not otherwise produce favorable results, and we or our collaborators may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidate.

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

We maintain general liability insurance of $12 million in the aggregate and clinical trial liability insurance of $10 million in the aggregate for all product candidates. This insurance may not fully cover potential liabilities that we may incur. The cost of any product liability litigation or other proceeding, even if resolved in our favor, could be substantial. In addition, insurance coverage is becoming increasingly expensive. If we are unable to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims, it could prevent or inhibit the development and commercial production and sale of Xerava, which could adversely affect our business, financial condition and results of operations and prospects.

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

Under the Co-Promotion Agreement, AcelRx’s sales force promotes and markets Xerava. The Co-Promotion Agreement will continue even if the Merger Agreement is terminated. In addition, if the Merger Agreement is terminated, we intend to seek to commercialize Xerava outside the United States through collaboration arrangements. For instance, in February 2018, we entered into a license agreement with Everest Medicines under which we granted Everest Medicines an exclusive license to develop and commercialize Xerava for the treatment of cIAI and other indications, in mainland China and several other Asian territories and countries. In addition, if the Merger is not consummated, we intend to seek out-licensing opportunities for our pipeline of early-stage antibiotics and oncology product candidates. Our likely collaborators for any marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangements other than that with AcelRx and Everest Medicines.

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

Collaborations involving our products and product candidates, such as our co-promotion and license arrangements with AcelRx and Everest Medicines, respectively, may pose a number of risks, including the following:

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

•

equipment malfunctions, power outages or other general disruptions experienced by our third-party manufacturers to their respective operations and other general problems with a multi-step manufacturing process, including the COVID-19 outbreak;

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

For Xerava outside the United States and for our product candidates, we intend to seek to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. For example, we collaborate with Everest Medicines for commercialization of Xerava in certain countries outside the United States. We may not be able to enter into similar arrangements for any additional product candidates.

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

Our arrangements with third-party payors, healthcare professionals and customers who purchase, recommend or prescribe our products are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products, and it is possible that our business activities could be subject to challenge or enforcement under one or more of these laws and regulations. These laws and regulations include the U.S. federal healthcare Anti-Kickback Statute, the federal civil False Claims Act, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the federal Physician Payments Sunshine Act, and analogous state laws and regulations.

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

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. In addition, we may engage third party intermediaries to promote our clinical research activities abroad and/or to obtain necessary permits, licenses, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize or have actual knowledge of such activities.

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

Our products and solutions are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department's Office of Foreign Assets Controls. Exports of our products and solutions outside of the United States must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the regulatory, commercialization and business development expertise of our executive management team, as well as the other principal members of our management, scientific and clinical team. Although we have formal employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time. For instance, in December 2017, our former chief medical officer terminated his employment with us, in March 2018, our former chief financial officer terminated her employment with us and in June 2019, our former chief medical officer terminated his employment with us. Also, in connection with our June 2019 restructuring, our board of directors appointed our then chief operating officer as our president and chief executive officer, effective August 1, 2019, with our then president and chief executive officer transitioning to a consulting role, which ended in December 2019.

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

We have reduced the size of our organization, and [if the Merger is not consummated] we may encounter difficulties in managing our business as a result of this reduction, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from the reduction.

In June 2019, we authorized the implementation of a restructuring of our organization, including a 20% reduction in headcount, designed to focus our cash resources on commercializing Xerava primarily in the hospital setting. The restructuring, and the attrition thereafter, resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. In March 2020, we terminated an additional eight salespersons in connection with our entry into the Co-Promotion Agreement. We will need to continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel. This will be made more challenging given ongoing attrition and additional measures we may take to reduce costs. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities, and devote a substantial amount of time to managing these organizational changes. Further, possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended reduction in headcount and reduced employee morale. In addition, reductions in the size of our organization may result in employees who were not affected by the reductions in headcount seeking alternate employment, which would result in us seeking contract support at unplanned additional expense. In addition, we may not achieve anticipated benefits from our reductions in the size of our organization. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, loss of business opportunities, loss of employees and reduced productivity among remaining employees. We may also determine to take additional measures to reduce costs, which could result in further disruptions to our operations and present additional challenges to the effective management of our company. If our management is unable to effectively manage this transition and restructuring and additional cost containment measures, our expenses may be more than expected, and we may not be able to implement our business strategy.

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

Although our operations are based in the United States, we plan to seek approvals to sell our products in foreign countries. Any business that we conduct outside the United States will be subject to additional risks that may materially adversely affect our ability to conduct business in international markets, including:

•	the impact of COVID-19 on our business operations outside the United States;
•	potentially reduced protection for intellectual property rights;
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

Our common stock is currently listed for quotation on the Nasdaq Global Select Market. We are required to meet specified requirements in order to maintain our listing on the Nasdaq Global Select Market, including, among other things, a minimum bid price of $1.00 per share. On June 24, 2019, we received a deficiency letter from the Listing Qualifications Department, or the Staff, of the Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Select Market. On September 26, 2019 we effected a 1-for-20 reverse stock split for the purpose of regaining compliance with the minimum bid price rule. On October 11, 2019, we received notification from the Listing Qualifications Department of the Nasdaq Stock Market that for 10 consecutive business days, the closing bid price of our common stock had been at $1.00 per share or greater, confirming that we had regained compliance with the minimum bid price rule.

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

Our stock price may be volatile. The stock market in general and the market for smaller pharmaceutical and biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. Due to pricing pressures, slow commercial uptake for new antibiotics and general investor sentiment, antibiotic companies are presently experiencing significant volatility in their stock prices. For example, our stock traded within a range of a high price of $1,058.00 per share and a low price of $0.56 per share for the period beginning March 20, 2013, our first day of trading on the Nasdaq Global Select Market, through May 6, 2020. As a result of this volatility, you may not be able to sell your common stock at or above the public offering price. The market price for our common stock may be influenced by many factors, including:

•	the outcome of the Merger;
•	revenues related to Xerava;
•	the impact of the COVID-19 outbreak;
•	the filing and approval of marketing applications for our product candidates by future collaborators;
•	the timing and results of clinical trials of any product candidates that we license to third parties;
•	regulatory actions by the FDA or equivalent authorities in foreign jurisdictions with respect to Xerava and any product candidate that we license to a third party;
•	failure or discontinuation of any development programs of our future collaborators;
•	the success of existing or new competitive products or technologies;
•	results of clinical trials of product candidates of our competitors;

•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	announcement or expectation of additional financing efforts or licensing or other strategic transactions;
•	sales of our common stock by us, our insiders or other stockholders;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

In addition to litigation arising from the Merger, we have been and may again be subject to class action litigation and have been and may again be subject to shareholder derivative litigation, which could distract our management and could result in substantial costs or large judgments against us.

The stock market frequently experiences extreme price and volume fluctuations. We have experienced significant declines in our stock price following our announcements that IGNITE2 and IGNITE3, our phase 3 clinical trials for Xerava for the treatment of patients with cUTI, did not meet the primary endpoints of those trials. In addition, the market prices of securities of companies in the biotechnology and pharmaceutical industry have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations could adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. For instance, in January 2016 and March 2016, two class action lawsuits were filed against us, our chief executive officer and certain former executives in the United States District Court for the District of Massachusetts. These cases were subsequently consolidated. The court dismissed the consolidated cases in May 2017 and in November 2017, the plaintiffs withdrew a pending appeal in the United States Court of Appeals for the First Circuit. In addition, in May 2016, a shareholder derivative action was filed against our chief executive officer, certain former executive officers, all the members of our current board of directors, a former board member, and against us as nominal defendant, in Massachusetts Superior Court (Suffolk County). This case was subsequently dismissed by the court without prejudice due to the plaintiff’s failure to properly perfect service of process. Furthermore, in July 2018 a class action lawsuit was filed against us, or chief executive officer, our chief scientific officer and other third parties in the United States District Court for the Southern District of New York in connection with the failure of IGNITE3 to meet its co-primary endpoints. This case was subsequently been moved to the United States District Court for the District of Massachusetts. In August 2019, the United States District Court for the District of Massachusetts (the “Massachusetts Federal Court”) granted an unopposed motion for the appointment of a lead plaintiff. In October 2019, the lead plaintiff filed a motion to voluntarily dismiss the case and on October 16, 2019 the Massachusetts Federal Court entered an order dismissing the case. Due to the volatility in our stock price and the Merger, we may be the target of similar litigation in the future.

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

As part of our November 2019 registered direct offering, we issued (i) warrants to purchase an aggregate of 2,130,493 shares of our common stock at an exercise price of $3.62 per share, and (ii) pre-funded warrants to purchase an aggregate of 1,830,493 shares of our common stock at an exercise price of $0.01 per share. As part of our January 2020 private placement and registered direct offering, we issued (i) warrants to purchase an aggregate of 5,833,439 shares of our common stock at an exercise price of $2.87 per share, and (ii) pre-funded warrants to purchase 2,183,334 shares of our common stock at an exercise price of $0.001 per share. As of May 6, 2020, all of these warrants except for 400,000 pre-funded warrants exercised in November 2019 remained outstanding and, upon exercise in full of these, the shares issuable upon exercise would represent a significant portion of our outstanding common stock. The pre-funded warrants have no expiration, and the common warrants remain exercisable for five years from their respective dates of issuance. The 6,581,091 shares issuable upon exercise of the warrants sold in the registered direct offerings can be freely sold into the public market upon issuance, subject to volume limitations applicable to affiliates. If the Merger is not consummated, we intend to file a registration statement registering the 5,396,668 shares of common stock issuable upon exercise of the warrants sold in the private placement. Sales of these shares could cause the market price of our common stock to decline significantly. Furthermore, if our stock price rises, the holders of these warrants may be more likely to exercise their warrants and sell a large number of shares, which could negatively impact the market price of our common stock and reduce or eliminate any appreciation in our stock price that might otherwise occur.

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

As of May 6, 2020, Armistice Capital, LLC, or Armistice, held 1,419,502 shares of our common stock, warrants to purchase up to 2,130,493 shares of our common stock at an exercise price of $3.62 per share, warrants to purchase up to 3,333,334 shares of our common stock at an exercise price of $2.87 per share, pre-funded warrants to purchase up to 1,430,493 shares of our common stock at an exercise price of $0.01 per share and pre-funded warrants to purchase up to 2,063,334 shares of our common stock at an exercise price of $0.001 per share. In addition, two members of our board of directors are affiliates of Armistice. Under the terms of the warrants and pre-funded warrants issued to Armistice, Armistice is not permitted to exercise such warrants to the extent that such exercise would result in Armistice (and its affiliates) beneficially owning more than 19.99% of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants. After giving effect to the 19.99% beneficial ownership limitation currently in effect with respect to the warrants and pre-funded warrants held by Armistice, as of May 6, 2020, Armistice beneficially owned 19.6% of our outstanding common stock. If the warrants and pre-funded warrants held by Armistice could be exercised without this limitation, then as of May 6, 2020, Armistice would have beneficially owned 49.5% of our common stock. The information in this paragraph is based on a Schedule 13D filed with the SEC on January 23, 2020.

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

Moreover, the warrants that are exercisable for $3.62 and $2.87 per share that are held by Armistice provide that upon a fundamental transaction, which generally includes any merger with or into another entity, sale of all or substantially all of our assets, tender offer or exchange offer, or reclassification of our common stock, Armistice will have the right to require us to repurchase its warrants at their fair value using the Black Scholes value. As a result, in the event of a sale of our company, Armistice would be entitled to receive a significantly larger portion of the total proceeds distributable to the holders of our securities than they would if they exercised the warrants immediately prior to the transaction. In addition to these warrants, there are outstanding additional warrants to purchase up to an additional 2,500,105 shares of our common stock at an exercise price of $2.87 per share that contain similar fundamental transaction repurchase provisions. As a result, if Armistice and the holders of these other warrants exercise their right in connection with a fundamental transaction and have us repurchase their warrants at the Black Scholes value, the holders of our common stock could receive significantly less than they otherwise would in such a transaction. For example, in connection with entering into the Merger Agreement, we entered into voting agreements and an exchange agreement with Armistice and the holders of these other warrants providing, among other things, that each outstanding common stock warrant issued in November 2019 will be converted into the right to receive, at the closing of the Merger, 0.8813 of a share of AcelRx common stock for each share of our common stock underlying such warrant and each outstanding common stock warrant issued in January 2020 will be converted into the right to receive, at the closing of the Merger, 0.9087 of a share of AcelRx common stock for each share of our common stock underlying such warrant, whereas each outstanding share of our common stock will be converted into the right to receive 0.6303 of a share of AcelRx common stock.

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or DGCL, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. This could discourage, delay or prevent someone from acquiring us or merging with us, whether or not it is desired by, or beneficial to, our stockholders.

Our bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a judicial forum that they find favorable for disputes with us or our directors, officers or other employees.

Our bylaws provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty owed by any of our current or former directors, officers or other employees to our company, our agents, or our stockholders, including, without limitation, a claim alleging the aiding and abetting of such a breach of fiduciary duty, any action asserting a claim against us arising pursuant to any provisions of the DGCL, our charter or our bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine or other “internal corporate claim” as that term is defined in Section 115 of the DGCL; provided, that these provisions will not apply to actions or proceedings brought to enforce a duty or liability created by the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, or any other claim for which the federal courts have exclusive jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. If a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

Item 6. Exhibits

See the Exhibit Index below for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference from
Exhibit Number	Description of Document	Registrant’s Form	File No.	Date Filed with the SEC	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger by and among AcelRx Pharmaceuticals, Inc., Consolidation Merger Sub, Inc. and the Company, dated March 15, 2020.	8-K	001-35837	March 16, 2020	2.1

3.1	Amended and Restated By-laws of the Company, as amended.					X

10.1	Co-Promotion Agreement, dated March 15, 2020, by and between AcelRx Pharmaceuticals, Inc. and the Company.	8-K	001-35837	March 16, 2020	10.2

10.2	Form of Voting Agreement, dated March 15, 2020, by and among AcelRx Pharmaceuticals, Inc., Consolidation Merger Sub, Inc. and the stockholder named therein.	8-K	001-35837	March 16, 2020	10.3

10.3	Form of Exchange Agreement, dated March 15, 2020, by and among AcelRx Pharmaceuticals, Inc., Consolidation Merger Sub, Inc. and the stockholder named therein.	8-K	001-35837	March 16, 2020	10.4

10.4	Promissory Note, dated April 22, 2020, by and between the Company and Silicon Valley Bank, N.A..	8-K	001-35837	April 28, 2020	10.1

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2020	TETRAPHASE PHARMACEUTICALS, INC.

	By:	/s/ Christopher Watt
Christopher Watt
Senior Vice President, Finance